Form 10-K/A
period 2016-09-30
Oncobiologics, Inc.
filed 2017-01-27
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

7 Clarke Drive

Cranbury, New Jersey 08512

(609) 619-3990

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

As of December 31, 2016, the registrant had 23,588,031 shares of common stock, par value $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Oncobiologics, Inc. is filing this Amendment No. 1 to Annual Report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2016 as filed with the Securities and Exchange Commission, or SEC, on December 29, 2016. The principal purpose of this Amendment No. 1 is to include the Part III information that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, this Amendment No. 1 hereby amends and restates Part III, Items 10 through 14 of the Form 10-K as set forth below and updates the Exhibits in Item 15. No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and our other filings with the SEC.

In this report, unless otherwise stated or as the context otherwise requires, references to “Oncobiologics,” “our company,” “we,” “us,” “our” and similar references refer to Oncobiologics, Inc. The Oncobiologics logo and other trademarks or service marks of Oncobiologics, Inc. appearing in this report are the property of Oncobiologics, Inc. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers, including their ages as of January 1, 2017. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Executive Officers
Pankaj Mohan, Ph.D.	52	President, Chief Executive Officer and Director
Kenneth M. Bahrt, M.D.	63	Chief Medical Officer
Kogan Bao, Ph.D.	47	Vice President, Analytical Sciences
Scott A. Gangloff	43	Senior Vice President, Development & Manufacturing
Lawrence A. Kenyon	51	Chief Financial Officer and Corporate Secretary
Stephen J. McAndrew, Ph.D.	62	Senior Vice President, Business Strategy & Development
Elizabeth A. Yamashita	56	Vice President, Regulatory Affairs
Non-Employee Directors
Todd C. Brady, M.D., Ph.D.	45	Director
Scott Canute	56	Director
Donald J. Griffith	68	Director
Albert D. Dyrness	54	Director
Kurt J. Hilzinger	56	Director
Robin Smith Hoke	54	Director

Pankaj Mohan, Ph.D. Dr. Mohan has served as our Chairman, President and Chief Executive Officer since January 2011. Prior to founding our company, from May 2008 to December 2010, Dr. Mohan served as head of Business Operations and Portfolio Management of Biologics Process and Product Development at Bristol-Myers Squibb Company, a biopharmaceutical company. From June 2006 to May 2008, Dr. Mohan served as a Director of Bioprocess Engineering at Genentech, Inc., a biotechnology company. Prior to that, from May 1996 to May 2006, Dr. Mohan served as a senior manager at Eli Lilly and Company, a pharmaceutical company. From May 1993 to April 1996, Dr. Mohan served as Assistant Professor (Lecturer/Fellow) at the Advanced Centre for Biochemical Engineering, University College London, London, United Kingdom. From August 1987 to December 1989, Dr. Mohan served as a Scientific Officer for the Department of Atomic Energy for the Government of India. Dr. Mohan has served as a member of the board of directors of Sonnet Biotherapeutics, Inc., a privately held biopharmaceutical company, since its inception in April 2015. Dr. Mohan received a Ph.D. in Biochemical Engineering from the School of Chemical Engineering, University of Birmingham, Birmingham, United Kingdom, a Masters in Financial Management from Middlesex University Business School, London, United Kingdom, an Executive Management Program (AMP) from Fuqua School of Business at Duke University and a Bachelor of Chemical Engineering from the Indian Institute of Technology in Roorkee, India. Our board of directors believes Dr. Mohan’s experience on our board of directors and as our Chairman, President and Chief Executive Officer, as well as his experience in the biopharmaceutical industry, qualifies him to serve on our board of directors.

Kenneth M. Bahrt, M.D. Dr. Bahrt has served as our Chief Medical Officer since June 2015. Prior to joining us, from February 2014 to May 2015, Dr. Bahrt served as the Vice President of U.S. Medical Affairs at NPS Pharmaceuticals, Inc., a biopharmaceutical company. From August 2011 to January 2014, Dr. Bahrt served as Senior Vice President and Chief Medical Officer at Savient Pharmaceuticals, Inc., a biopharmaceutical company. Prior to that, from September 2009 to August 2011, Dr. Bahrt served as the Therapeutic Head of Immunology Medical Affairs at Genentech, Inc. From July 2007 to September 2009, Dr. Bahrt served as the Global Medical Director for Immunology at Hoffman-La Roche, a Swiss healthcare company. Prior to this, Dr. Bahrt held positions of increasing responsibility at Bristol Myers Squibb, Pfizer, and Daiichi. Prior to joining the pharmaceutical industry, Dr. Bahrt was in clinical practice. Dr. Bahrt is a board-certified Internist and Rheumatologist and a Fellow of the American College of Rheumatology. Dr. Bahrt received an M.D. from Hahnemann University and a Bachelor’s degree in Biology from Muhlenberg College.

Kogan Bao, Ph.D. Dr. Bao has served as our Vice President of Analytical Sciences since January 2016. Prior to joining us, Dr. Bao served as Analytical Similarity Leader at Amgen, Inc. from October 2013 to January 2016 with responsibility for the overall analytical strategy and plan for drug development of several biosimilar assets as well as serving as the primary author for regulatory submissions. From December 2003 to June 2013, Dr. Bao served in roles of increasing responsibility at Allergan, Inc., establishing the pre-formulation and biophysical characterization groups to support early- and late-stage development of biologics as well as providing support for commercial products. Prior to that, Dr. Bao served as a post-doctoral fellow at Stanford University in the Department of Biochemistry from 2002 to 2003. Dr. Bao received a Ph.D. in Biochemistry and Biophysics from Oregon State University and an A.B. from the University of California, Berkeley.

Scott A. Gangloff. Mr. Gangloff has served as our Senior Vice President, Development & Manufacturing since January 2015. Prior to that, Mr. Gangloff served as our Vice President of Process Development and Manufacturing from January 2013 to January 2015 and as our Executive Director of Process Development and Manufacturing from May 2011 to January 2013. Prior to joining us, Mr. Gangloff held various process engineering and manufacturing roles at Bristol-Myers Squibb Company, serving as Associate Director, Process Scale-up from January 2006 to May 2011 with oversight of clinical manufacturing, Manager of Biologics Scale-Up Facility from June 2004 to January 2006, and roles of increasing responsibility in cell culture development and process engineering from July 1998 to June 2004. From January 1996 to July 1998, Mr. Gangloff served as Process Engineer at Jacobs Engineering Group Inc., a technical professional services firm. Mr. Gangloff received a Masters of Engineering in Chemical Engineering from Lehigh University and a Bachelor of Chemical Engineering from Villanova University.

Lawrence A. Kenyon. Mr. Kenyon has served as our Chief Financial Officer and Corporate Secretary since September 2015. Prior to that, from February 2014 to September 2015, Mr. Kenyon served as the Chief Financial Officer of Arno Therapeutics, Inc., a biopharmaceutical company focused on the development of therapeutics for cancer and other life threatening diseases, and also as Chief Operating Officer from July 2014 to September 2015. From December 2011 to March 2013, Mr. Kenyon served as the Interim President & Chief Executive Officer, Chief Financial Officer and Secretary of Tamir Biotechnology, Inc., a publicly held biopharmaceutical company engaged in the development of oncology and anti-infective therapeutics. Prior to that, from December 2008 to July 2010, Mr. Kenyon was the Executive Vice President, Finance and, commencing in March 2009, the Chief Financial Officer of, Par Pharmaceutical Companies, Inc., a publicly held generic and branded specialty pharmaceutical company, or Par. Prior to joining Par, Mr. Kenyon was the Chief Financial Officer and Secretary of Alfacell Corporation, or Alfacell, from January 2007 through February 2009 and also served at various times during this period as Alfacell’s Executive Vice President, Chief Operating Officer and President, and was a member of Alfacell’s board of directors from November 2007 to April 2009. Prior to joining Alfacell, Mr. Kenyon served as the Executive Vice President, Chief Financial Officer and Corporate Secretary at NeoPharm, Inc., a publicly traded biopharmaceutical company, from 2000 to 2006. Mr. Kenyon received a B.A. in Accounting from the University of Wisconsin-Whitewater and is a Certified Public Accountant in Illinois.

Stephen J. McAndrew, Ph.D. Dr. McAndrew served initially as our Vice President of Business Development from February 2012 through March 2014, and as our Senior Vice President, Business Strategy & Development since March 2014. Prior to joining us, from March 2011 to February 2012, Dr. McAndrew served as the President of SJM BioPharm Consulting, a biopharmaceutical consulting company. From December 2009 to March 2011, Dr. McAndrew served as Vice President of Scientific Commercial Development at Taconic Biosciences, Inc., a contract research and biotechnology company, and from August 2007 to December 2009, Dr. McAndrew served as Vice President of Business Development at Caliper Life Sciences, Inc., a biotechnology company. Prior to that, from January 2004 to August 2007, Dr. McAndrew served as Vice President of Business Development at Xenogen Biosciences Corporation, a provider of in vivo drug discovery services. From January 2001 to December 2003, Dr. McAndrew served as Vice President of Pharmaceutical Business Development at Lexicon Pharmaceuticals, Inc., a biopharmaceutical drug-development company. Prior to that, from March 1993 to December 2001, Dr. McAndrew served in various positions of increasing responsibility at Bristol-Myers Squibb Company, including as Director of Biotechnology Licensing. Dr. McAndrew received a Ph.D. in Cellular and Molecular Biology from Ohio University, an M.S. in Molecular Genetics from the State University of New York at Albany and a B.S. from the State University of New York at Oswego.

Elizabeth A. Yamashita. Ms. Yamashita has served as our Vice President of Regulatory Affairs since July 2015 and, prior to that, our Vice President of Regulatory and Clinical Affairs since April 2014. Prior to joining us, from October 2012 to January 2014, Ms. Yamashita served as Group Vice President of Regulatory Affairs at Savient Pharmaceuticals, Inc., a biopharmaceutical company, and also as Vice President, CMC Regulatory from June 2011 to October 2012. From May 2006 to June 2011, Ms. Yamashita served as Principal Fellow, CMC Regulatory Strategy and Vice President Regulatory CMC & Operations at ImClone Systems Inc., a biopharmaceutical company. Prior to that, Ms. Yamashita was employed by Bristol-Myers Squibb Company for 24 years and from 2000 to 2006, Ms. Yamashita served as the Group Director of Global Regulatory Sciences, CMC. Ms. Yamashita received a Regulatory Affairs Certification from the Regulatory Affairs Professional Society and a B.S. in Chemistry from the University of Rochester.

Non-Employee Directors

Todd C. Brady, M.D., Ph.D. Dr. Brady has served as a member of our board of directors since September 2014. Since January 2012, Dr. Brady also has served as Chief Executive Officer and President of Aldeyra Therapeutics, Inc., a biotechnology company, and has served as a member of its board of directors since September 2005. Dr. Brady further has served as a member of the board of directors of Spring Bank Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company since July 2016, of Evoke Pharma, Inc., a biotechnology company, since June 2007, of Novadigm Therapeutics, Inc., a biotechnology company, since December 2007 and of Cantex Pharmaceuticals, Inc., a biotechnology company, since August 2006. From 2004 to 2013, Dr. Brady served as an entrepreneur-in-residence and principal at Domain Associates, a healthcare venture capital firm. Dr. Brady received an M.D. from Duke University Medical School, a Ph.D. from Duke University Graduate School and an A.B. from Dartmouth College. Our board of directors believes Dr. Brady’s experience as a Chief Executive Officer in a biotechnology company and as a director of publicly traded biotechnology companies, as well as his experience as a venture capital investor in the industry, qualifies him to serve on our board of directors.

Scott Canute. Mr. Canute has served as a member of our board of directors since October 2011. Mr. Canute also has served as a member of the technical advisory board of Moderna Therapeutics, Inc., a physical therapy company, since October 2012, and further has served as a member of the board of directors of Proteon Therapeutics, Inc., a biopharmaceutical company, since July 2015 and Flexion Therapeutics, Inc., a pharmaceutical company, since March 2015. In addition, Mr. Canute formerly served as a member of the board of directors of Inspiration Biopharmaceuticals, Inc., a biopharmaceutical company, from September 2012 to September 2013 and AlloCure Inc., a biotechnology company, from October 2012 to October 2014. From March 2010 to July 2011, Mr. Canute served as the President of Global Manufacturing and Corporate Operations of Genzyme Corporation, a biotechnology company. Prior to that, from 1982 to 2007, Mr. Canute served in various management positions at Eli Lilly and Company, including as the President of Global Manufacturing Operations from 2004 to 2007, Vice President of Global Manufacturing from 2001 to 2004, Vice President of Global Pharmaceutical Manufacturing from 1999 to 2001 and General Manager of European Manufacturing Operations from 1998 to 1999. Mr. Canute received an M.B.A. from Harvard Business School and a B.S. in Chemical Engineering from the University of Michigan. Our board of directors believes Mr. Canute’s experience in the biopharmaceutical industry, as well as his experience as a member on the boards of director of multiple companies in the industry, qualifies him to serve on our board of directors.

Albert D. Dyrness. Mr. Dyrness has served as a member of our board of directors since December 2015. Mr. Dyrness co-founded ADVENT Engineering Services, Inc., a privately held engineering consulting firm, in 1988, and since that time, he has served in several roles, most recently as the Principal and Managing Director of the Life Sciences Division since 1995. Mr. Dryness is a recognized industry leader in bio-process engineering, with expertise in upstream, downstream and fill-finish processes, member of the American Society of Mechanical Engineers Bioprocess Equipment Standard, or ASME BPE, and has served as the Vice Chairperson for the ASME BPE System Design subcommittee since 2013. Mr. Dyrness is also an Industrial Advisory Board Member of the University of the Pacific’s Bioengineering program. Mr. Dyrness received an M.S. in Mechanical Engineering from Massachusetts Institute of Technology and holds professional engineering licenses in the State of California for both Chemical Engineering and Mechanical Engineering. Our board of directors believes Mr. Dyrness’ experience in the design, start-up and qualification of systems, and equipment used for producing and developing biologics and pharmaceutics, as well as in the life sciences sector, qualifies him to serve on our board of directors.

Donald J. Griffith. Mr. Griffith has served as a member of our board of directors since August 2011. Mr. Griffith served as our Chief Financial Officer and Secretary from May 2011 through September 2015. Mr. Griffith currently serves as Chairman, President, Chief Executive Officer and Treasurer of Sonnet Biotherapeutics, Inc. and also serves as a member of its board of directors. From May 1991 to May 2011, Mr. Griffith served as a partner at Stolz & Griffith, LLC, a New Jersey accounting firm. Prior to that, Mr. Griffith was employed in the accounting group at Exxon Mobil Corporation. Mr. Griffith is an active member of the New Jersey Society of CPAs and the American Institute of CPAs. Mr. Griffith received an M.B.A. from Fairleigh Dickenson University and a B.B.A. in Business Administration from the City College of New York. Our board of directors believes Mr. Griffith’s experience on our board of directors, as well as his extensive financial and accounting experience, qualifies him to serve on our board of directors.

Kurt J. Hilzinger. Mr. Hilzinger has served as a member of our board of directors since December 2015. Since 2007, Mr. Hilzinger has served as a partner at Court Square Capital Partners L.P., an independent private equity firm, where he is responsible for investing in the healthcare sector. Since July 2003, Mr. Hilzinger also has served in various capacities as a member of the board of directors at Humana, Inc., a managed care company, including serving as Lead Director from August 2010 to January 2014, and as Chairman since January 2014. In addition, Mr. Hilzinger also has served several roles at AmerisourceBergen Corporation, a healthcare company, including as a member of the board of directors from March 2004 to November 2007, as the President and Chief Operating Officer from October 2002 to November 2007 and as the Executive Vice President and Chief Operating Officer from August 2001 to October 2002. Mr. Hilzinger also serves on the Visiting Committee at the Ross School of Business at the University of Michigan. Mr. Hilzinger received a B.B.A. in

Accounting from the University of Michigan and is a Certified Public Accountant in Michigan. Our board of directors believes Mr. Hilzinger’s experience and financial expertise in the healthcare sector qualifies him to serve on our board of directors.

Robin Smith Hoke. Ms. Hoke has served as a member of our board of directors since December 2015. Since November 2016, Ms. Hoke has served as the President and Chief Executive Officer of Leiter’s Holding, LLC. From July 2012 through November 2016, Ms. Hoke acted as a consultant providing pharmaceutical and healthcare advisory services to multi-national, mid-tier and emerging companies and private equity firms. Previously, Ms. Hoke served in various roles at Ricerca Biosciences, LLC, a preclinical contract research organization, including as a member of the board of directors from February 2013 to December 2015, as well as the Chair of the board of directors and the Interim Chief Executive Officer from August 2013 to February 2014. Prior to that, Ms. Hoke served as the President for GeneralMedix Pharmaceuticals, Inc., a privately held specialty injectable company, from July 2007 to June 2012. Ms. Hoke also served as the Senior Vice President, Global Business Development and Strategic Initiatives, Generic Pharmaceuticals, at Cardinal Health, Inc., a healthcare company, from 2005 to 2007, and served as General Counsel from 2001 to 2005. Previously, Ms. Hoke was in-house counsel at Abbott Laboratories, a healthcare company, and a business partner at the law firm of Kegler, Brown, Hill & Ritter Co., LP. Ms. Hoke received a B.S. from Michigan State University and a J.D. from Thomas M. Cooley Law School. Our board of directors believes Ms. Hoke’s healthcare and pharmaceutical experience qualifies her to serve on our board of directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Certain Corporate Governance Matters

Code of Ethics

We have adopted the Oncobiologics, Inc. Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at http://ir.oncobiologics.com/phoenix.zhtml?c=254316&p=irol-govhighlights. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Identification of Audit Committee and Financial Expert

Our board of directors has a standing Audit Committee that operates under a written charter approved by our board of directors, which charter reflects the applicable standards and requirements adopted by the SEC and the NASDAQ Stock Market, LLC, or NASDAQ. A copy of the charter can be found on our website, http://ir.oncobiologics.com/phoenix.zhtml?c=254316&p=irol-govhighlights. Information found on our website is not incorporated by reference into this report.

The Audit Committee is chaired by Kurt J. Hilzinger and also includes Todd C. Brady, M.D., Ph.D. and Robin Smith Hoke. Our Nominating and Corporate Governance Committee will review the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and our board of directors has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards). Our board of directors has also determined that Mr. Hilzinger qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Item 11.	Executive Compensation

For the year ended September 30, 2016, our Chief Executive Officer and our two other most highly compensated executive officers were:

•	Pankaj Mohan, Ph.D., our Chairman, President and Chief Executive Officer;

•	Lawrence A. Kenyon, our Chief Financial Officer and Corporate Secretary; and

•	Kogan Bao, Ph.D., our Vice President, Analytical Sciences.

We refer to these executive officers herein as our named executive officers.

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our named executive officers. As none of our named executive officers received any stock awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings during the years ended September 30, 2016 and 2015, we have omitted those columns from the table.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Equity Plan Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Pankaj Mohan, Ph.D.	2016	369,926	990,000	11,787,997	26,658	13,174,581
Chairman, President and Chief Executive Officer	2015	290,004	—	—	29,839	319,843
Lawrence A. Kenyon (4)	2016	309,359	—	1,262,992	17,727	1,590,078
Chief Financial Officer and Corporate Secretary	2015	14,000	—	—	—	14,000
Kogan Bao, Ph.D. (5)	2016	160,309	—	260,868	7,798	428,975
Vice President, Analytical Sciences	2015	—	—	—	—	—

(1)	Discretionary bonus amounts for fiscal year ended September 30, 2016 have not yet been determined.

(2)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock unit, or RSU, awards granted computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the named executive officer upon the vesting and settlement of the RSUs.

(3)	Amounts in this column reflect the payment of term life and disability insurance premiums, along with 401(k) matching contributions. All of these benefits are provided to the named executive officers on the same terms as provided to all of our regular full-time employees. We also reimbursed Dr. Mohan for cell phone expenses.

(4)	Mr. Kenyon joined our company in September 2015.

(5)	Dr. Bao joined our company in January 2016.

Agreements with our Named Executive Officers

Below are written descriptions of our employment arrangements with our named executive officers.

Dr. Mohan. We initially entered into an employment agreement with Dr. Mohan for full-time services in January 2011 setting forth the terms of his employment as Chief Executive Officer. Pursuant to the original agreement, Dr. Mohan was entitled to an initial annual base salary of $230,000 upon his commencement of full time services with us and an increased annual base salary of $290,000 after the initiation of revenue, an annual discretionary bonus equal to the greater of 8% of EBITDA during a fiscal year or 33% of the total incentive pay pool allocated to company employees and directors with respect to a fiscal year, and reimbursement for an automobile down payment, allowance and expenses. We also agreed to pay all premiums associated with Dr. Mohan’s health insurance. The term of Dr. Mohan’s original employment agreement was to have continued until the earlier of a sale of our company, our initial public offering of stock, or another similar liquidity event with respect to our company. Dr. Mohan’s original employment agreement provided that we could have terminated Dr. Mohan’s employment with us and the term of the agreement at any time (i) with cause, (ii) without cause on thirty (30) days written notice, or (iii) due to Dr. Mohan’s disability upon written notice to Dr. Mohan. Dr. Mohan could have terminated his employment with us and the term of the employment agreement at any time (i) with good reason upon written notice, or (ii) without good reason upon thirty (30) days written notice. Dr. Mohan’s employment with us and his original employment agreement would have automatically terminated upon his death or the end of the term of the agreement. Dr. Mohan was also entitled to certain severance and change in control benefits pursuant to this agreement, the terms of which are described below under “— Potential Payments upon Termination or Change of Control.”

On February 22, 2016, we entered into a new employment agreement with Dr. Mohan that took effect in connection with our initial public offering. Under Dr. Mohan’s new employment agreement, Dr. Mohan is entitled to an initial annual base salary of $490,000, is eligible to receive an annual performance bonus of up to 50% of his annual base salary as determined by our board of directors, and is also eligible for reimbursement for an automobile down payment and expenses. Dr. Mohan was also entitled to a one-time lump sum performance bonus of $990,000, which was contingent upon the closing of our initial public offering. Dr. Mohan is currently employed by and performing services for us on a full-time basis. His employment agreement does not have a specified term and his employment may be terminated by us or by Dr. Mohan at any time, with or without cause. Dr. Mohan is also entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “— Potential Payments upon Termination or Change of Control.”

Mr. Kenyon. We entered into an employment offer letter agreement with Mr. Kenyon for full-time services on an at-will basis in August 2015 setting forth the terms of his employment. Pursuant to that agreement, Mr. Kenyon was entitled to an initial annual base salary of $280,000, a target annual discretionary bonus equal to $120,000 and the grant of 43,478 RSUs that vest over a four-year period subject to Mr. Kenyon’s continued service with us. His employment offer letter agreement did not have a specified term and his employment could have been terminated by us or Mr. Kenyon at any time, with or without cause. Mr. Kenyon was not entitled to any additional compensation or benefits under his employment offer letter agreement upon termination of his employment or a change of control.

In February 2016, we entered into a new employment agreement with Mr. Kenyon that took effect in connection with our initial public offering. Under Mr. Kenyon’s new employment agreement, Mr. Kenyon is entitled to an initial annual base salary of $350,000 and is eligible to receive an annual performance bonus of up to 40% of his base salary as determined by our board of directors. Mr. Kenyon is currently employed by and performing services for us on a full-time basis. His employment agreement does not have a specified term and his employment may be terminated by us or by Mr. Kenyon at any time, with or without cause. Mr. Kenyon is additionally entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “— Potential Payments upon Termination or Change of Control.”

Dr. Bao. We entered into an employment offer letter agreement with Dr. Bao for full-time services on an at-will basis in November 2015 setting forth the terms of his employment. Pursuant to that agreement, Dr. Bao was entitled to an initial annual base salary of $225,000, a target annual discretionary bonus equal to 33% of his annual base salary in the event that sufficient revenue was generated and the grant of 21,739 RSUs that vest over a four-year period subject to Dr. Bao’s continued service with us. His employment offer letter agreement did not have a specified term and his employment could have been terminated by us or Dr. Bao at any time, with or without cause. Dr. Bao was not entitled to any additional compensation or benefits under his employment offer letter agreement upon termination of his employment or a change of control.

In February 2016, we entered into a new employment agreement with Dr. Bao that took effect in connection with our initial public offering. Under Dr. Bao’s new employment agreement, Dr. Bao is entitled to an initial annual base salary of $230,000 and is eligible to receive an annual performance bonus of up to 35% of his annual base salary as determined by our board of directors. Dr. Bao is currently employed by and performing services for us on a full-time basis. His employment agreement does not have a specified term and his employment may be terminated by us or by Dr. Bao at any time, with or without cause. Dr. Bao is also entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “— Potential Payments upon Termination or Change of Control.”

Potential Payments Upon Termination or Change of Control

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his or her term of service, including salary and unused vacation pay.

Dr. Mohan. Pursuant to Dr. Mohan’s employment agreement that took effect in connection with our initial public offering, if he is terminated without cause or if he resigns for good reason, subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and a proprietary information, inventions, non-solicitation and non-competition agreement, or PIIA, he is entitled to continued payment of his base salary for 12 months following the termination, 100% of his target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 12 months, full vesting of 50% of his then unvested equity awards, and reimbursement of expenses owed to him through the date of his termination.

Pursuant to the employment agreement, if Dr. Mohan’s employment is terminated by us or any successor entity (provided such successor entity either assumes Dr. Mohan’s equity awards or substitutes similar equity awards) without cause or if he resigns for good reason within two months prior to or within 12 months following a change in control (as defined in the 2015 Equity Incentive Plan, or the 2015 Plan,), subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he is entitled to continued payment of his base salary for 18 months, 150% of his annual target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 18 months, and reimbursement of expenses owed to him through the date of his termination. Additionally, 100% of his then unvested equity awards shall become fully vested.

Mr. Kenyon. Pursuant to Mr. Kenyon’s employment agreement that took effect in connection with our initial public offering, if he is terminated without cause or if he resigns for good reason, subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he is entitled to continued payment of his base salary for 12 months following the termination, employee benefit coverage for up to 12 months, full vesting of 50% of his then unvested equity awards, and reimbursement of expenses owed to him through the date of his termination.

Pursuant to the employment agreement, if Mr. Kenyon’s employment is terminated by us or any successor entity (provided such successor entity either assumes Mr. Kenyon’s equity awards or substitutes similar equity awards) without cause or if he resigns for good reason within two months prior to or within 12 months following a change in control (as defined in the 2015 Plan), subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he is entitled to continued payment of his base salary for 12 months, 100% of his annual target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 12 months, and reimbursement of expenses owed to him through the date of his termination. Additionally, 100% of his then unvested equity awards shall become fully vested.

Dr. Bao. Pursuant to Dr. Bao’s employment agreement that took effect in connection with our initial public offering, if he is terminated without cause or if he resigns for good reason, subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he is entitled to continued payment of his base salary for six months following the termination, employee benefit coverage for up to six months, full vesting of 50% of his then unvested equity awards, and reimbursement of expenses owed to him through the date of his termination.

Pursuant to the employment agreement, if Dr. Bao’s employment is terminated by us or any successor entity (provided such successor entity either assumes Dr. Bao’s equity awards or substitutes similar equity awards) without cause or if he resigns for good reason within two months prior to or within 12 months following a change in control (as defined in the 2015 Plan), subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he is entitled to continued payment of his base salary for six months, 50% of his annual target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to six months, and reimbursement of expenses owed to him through the date of his termination. Additionally, 100% of his then unvested equity awards shall become fully vested.

For purposes of our named executive officers’ employment agreements:

•	“cause” generally means, (i) a material breach of any covenant or condition under the employment agreement or any other agreement between us and the named executive; (ii) any act constituting dishonesty, fraud, immoral or disreputable conduct; (iii) any conduct which constitutes a felony under applicable law; (iv) material violation of any of our policies or any act of misconduct; (v) refusal to follow or implement a clear and reasonable directive from us; (vi) negligence or incompetence in the performance of the named executive’s duties or failure to perform such duties in a manner satisfactory to us after the expiration of 10 days without cure after written notice of such failure; or (vii) breach of fiduciary duty.

•	“good reason” means the occurrence, without the named executive’s consent, of any of the following events: (i) a material reduction in the named executive’s base salary under the employment agreement of at least 25%; (ii) a material breach of the employment agreement by us; (iii) a material reduction in the named executive’s duties, authority and responsibilities relative to his or her duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of the named executive’s principal place of employment in a manner that lengthens his or her one-way commute distance by 50 or more miles from his or her then-current principal place of employment immediately prior to such relocation; provided, however, that none of the events described in this sentence will constitute good reason unless and until (x) the named executive first notifies us in writing describing in reasonable detail the condition(s) that constitutes good reason within 30 days of its occurrence, (y) we fail to cure the condition(s) within 30 days after our receipt of written notice, and (z) the named executive voluntarily terminates his or her employment within 30 days after the end of 30-day cure period.

Outstanding Equity Awards At Fiscal Year End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of September 30, 2016.

		Equity Awards(1)
	Grant Date	Number of Securities Underlying Unexercised RSUs Exercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned RSUs (#)	Exercise Price ($)	Expiration Date
Pankaj Mohan, Ph.D.	12/31/2015	405,797		—	—	—
Lawrence A. Kenyon	12/31/2015	43,478	(2)	—	—	—
Kogan Bao, Ph.D.	04/11/2016	21,739	(3)	—	—	—

(1)	All of the outstanding equity awards as of September 30, 2016 are RSUs that were granted under and subject to the terms of the 2015 Equity Incentive Plan. None of our named executive officers held any other stock awards at the end of 2016. Except as otherwise indicated, each RSU award is subject to performance-based and time-based vesting, subject to the executive’s continuous service with us through the time-based vesting dates and the potential vesting acceleration of the time-based vesting conditions upon a change in control and certain terminations of employment.
(2)	The RSUs will satisfy the performance-based vesting restrictions upon the first to occur of a change in control of our company and the date that is six months following the effective date of the registration statement on Form S-1 (File No. 333-209011), in each case subject to Mr. Kenyon’s continued service with us through such event. Of these RSUs, 50% will satisfy the time-based vesting restrictions on each of September 15, 2018 and 2019, subject to Mr. Kenyon’s continuous service with us through such dates; provided that 100% will satisfy the time-based vesting restrictions upon the occurrence of a change in control, subject to Mr. Kenyon’s continuous service with us through such date.
(3)	The RSUs will satisfy the performance-based vesting restrictions upon the first to occur of a change in control of our company and the date that is six months following the effective date of the registration statement on Form S-1 (File No. 333-209011), in each case subject to Dr. Bao’s continued service with us through such event. Of these RSUs, 50% will satisfy the time-based vesting restrictions on each of January 20, 2019 and 2020, subject to Dr. Bao’s continued service with us through such dates; provided that 100% will satisfy the time-based vesting restrictions upon the occurrence of a change in control, subject to Dr. Bao’s continuous service with us through such date.

Director Compensation

We have entered into director engagement letters with two of our non-employee directors, Dr. Brady and Mr. Canute. Pursuant to Dr. Brady’s director engagement letter, he is eligible to receive a fee of $100,000 per year for his service paid in cash and a grant of performance stock units, or PSUs, with respect to 57,971 shares of our common stock. The PSUs were not granted to Dr. Brady. Pursuant to Mr. Canute’s director engagement letter, he is eligible to receive a fee of $100,000 per year for his service paid in cash. Mr. Canute also received a grant of 115,942 shares of restricted stock on December 19, 2011, which were subject to a four year vesting schedule and he is eligible to receive equity awards as determined by the board of directors in its sole discretion. In June 2014, we conducted a buyback of certain of our outstanding securities (see “Certain Related-Person Transactions — Financings — June 2014 Buyback”). Specifically, we offered restricted stockholders approximately $1.73 per share to forfeit their restricted shares payable in the form of a 0% promissory note due December 31, 2015, as amended. In connection therewith, Mr. Canute received a 0% promissory note with an aggregate principal amount of $200,000 due December 31, 2015, as amended, in exchange for his 115,942 shares of restricted stock. All outstanding amounts have been paid in full. Although we do not have a written policy, we generally reimburse our directors for their reasonable out-of-pocket expenses incurred in attending board of directors meetings and with respect to our business.

The following table sets forth information concerning the compensation earned for service on our board of directors by our directors during the year ended September 30, 2016. Dr. Mohan, our President and Chief Executive Officer, is also Chairman of our board but he does not receive any additional compensation for service as a director. Dr. Mohan’s compensation as an executive officer is set forth under “Executive Compensation — Summary Compensation Table.”

Name	Fees Earned or Paid in Cash(1) ($)	Total ($)
Todd C. Brady, M.D., Ph.D.	17,867	17,867
Scott Canute	19,212	19,212
Albert Dyrness	19,789	19,789
Donald J. Griffith	13,449	13,449
Kurt Hilzinger	24,015	24,015
Robin Smith Hoke	18,060	18,060

(1)	Represents the annual cash fees per terms of director engagement letters prior to our May 2016 initial public offering and pro rata fees pursuant to our non-employee director compensation policy subsequent to our May 2016 initial public offering.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information relating to the beneficial ownership of our common stock as of December 31, 2016, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is based upon 23,588,031 shares of common stock issued and outstanding as of December 31, 2016, and determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. Shares of common stock issuable upon vesting of outstanding equity awards that are exercisable or subject to vesting within 60 days after December 31, 2016 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

As otherwise noted below, the address for persons listed in the table is c/o Oncobiologics, Inc., 7 Clarke Drive, Cranbury, New Jersey 08512.

Name of Beneficial Owner	Number	Percentage of Shares Beneficially Owned
Five Percent Stockholders (other than directors and officers):
Perceptive Advisors, LLC(1)	2,369,612	9.9%
Sabby Healthcare Master Fund Ltd(2)	2,456,490	9.9%
Strides Pharma (UK) Limited(3)	1,739,130	7.4%

Named Executive Officers and Directors:
Pankaj Mohan, Ph.D., Chairman, President and Chief Executive Officer(4)	7,894,475	32.9%
Lawrence A. Kenyon, Chief Financial Officer and Corporate Secretary(5)	—	—
Kogan Bao, Ph.D., Vice President, Analytical Sciences(6)	—	—
Todd C. Brady, M.D., Ph.D., Director(7)	153,288	*
Scott Canute, Director(8)	364,157	1.5%
Albert D. Dyrness, Director(9)	11,500	*
Donald J. Griffith, Director	144,926	*
Kurt J. Hilzinger, Director(10)	30,544	*
Robin Smith Hoke, Director(11)	3,199	*
All executive officers and directors as a group (13 persons)	8,721,276	36.8%

*Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)	Includes (i) 1,248,990 shares of common stock and (ii) 1,207,500 aggregate shares of common stock issuable upon exercise of the aggregate Series A warrants and Series B warrants held; as 105,264 aggregate shares of common stock issuable upon exercise of the Series A warrants and/or Series B warrants are not included as they may not be exercised if such exercise would result in beneficial ownership of more than 9.99% of our common stock. Perceptive Advisors, LLC beneficially owns the shares (and shares issuable upon exercise of the Series A and Series B warrants), which are held by a private investment fund and a managed account to which Perceptive Advisors, LLC serves as the investment manager. Joseph Edelman is the managing member of Perceptive Advisors, LLC. The address for Perceptive Advisors, LLC is 499 Park Ave., 25th Floor, New York, NY 10022.
(2)	Includes (i) 1,723,702 shares of common stock held directly by the selling stockholder, Sabby Healthcare Master Fund, Ltd., a Cayman Islands exempted company, or SHMF, (ii) 250,000 shares of common stock held directly by Sabby Volatility Warrant Master Fund, Ltd., a Cayman Islands exempted company, or SVWMF, and (iii) 402,500 aggregate shares of common stock issuable upon exercise of the aggregate Series A warrants and Series B warrants held directly by SHMF and SVWMF; as 1,183,436 aggregate shares of common stock issuable upon exercise of the Series A warrants and/or Series B warrants held by SHMF and SVWMF, 252,047 shares of common stock issuable upon exercise of warrants held by SHMF issued pursuant to our investors’ rights agreement and an aggregate of 690,000 shares of common stock issuable upon warrants held by SHMF and SVWMF received in our December 2016 financing are not included as they may not be exercised if such exercise would result in beneficial ownership of more than 9.99% of our common stock. Sabby Management, LLC, a Delaware limited liability company serves as the investment manager of SHMF and SVWMF. Hal Mintz is manager of Sabby Management. Each of Sabby Management and Mr. Mintz may be deemed to beneficially own the shares held by SHMF and SVWMF by virtue of such relationships, but each disclaims beneficial ownership except to the extent of any pecuniary interest in such shares. The address of each of Sabby Management and Mr. Mintz is c/o Sabby Management, 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

(3)	The address for Strides Pharma (UK) Limited is Unit 4, Metro Centre, Tolpits Lane, Watford, Hertfordshire, WD189SS, United Kingdom. Strides Pharma (UK) Limited is a wholly-owned step-down subsidiary of Strides Shasun Limited, a public company listed in India. Strides Pharma (UK) Limited acquired the shares of Oncobiologics from Strides Pharma Inc., another wholly owned subsidiary of Strides Shasun Limited in October 2015. Strides Pharma (UK) Limited has only voting and investment power over these shares and these decisions are made by its board of directors and not any particular individual. Strides Shasun Limited provides guidance to Strides Pharma (UK) Limited as and when sought.
(4)	Includes (i) 39,405 shares held directly by Dr. Mohan’s child, (ii) 492,753 shares held directly by Dr. Mohan’s spouse, (iii) 86,956 shares held in a family trust for which Dr. Mohan’s spouse serves as trustee and (iv) 405,797 restricted stock unit awards, or RSUs, held by Dr. Mohan.
(5)	Does not include 93,478 RSUs held by Mr. Kenyon.
(6)	Does not include 71,739 RSUs held by Dr. Bao.
(7)	Does not include 28,986 RSUs held by Dr. Brady.
(8)	Includes warrants to acquire 117,815 shares.
(9)	Represents warrants to acquire 11,500 shares. Does not include 7,246 RSUs held by Mr. Dyrness.
(10)	Includes warrants to acquire 12,036 shares. Does not include 7,246 RSUs held by Mr. Hilzinger.
(11)	Includes warrants to acquire 1,260 shares. Does not include 7,246 RSUs held by Ms. Hoke.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of September 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders:
2011 Stock Incentive Plan	247,309	$6.33	912,111	(1)
2015 Equity Incentive Plan	1,094,351	28.61	836,109	(2)
2016 Employee Stock Purchase Plan	—	—	289,855	(3)
Equity compensation plans not approved by security holders:
None	—	—	—
Total	1,341,660		2,038,075

(1)	Effective upon approval of the 2015 Equity Incentive Plan, no additional options or awards may be granted under the 2011 Stock Incentive Plan; all outstanding stock awards will continue to be governed by their existing terms.
(2)	The number of shares of our common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase on January 1st of each year, starting on January 1, 2017 and continuing through January 1, 2026, in an amount equal to the lesser of (A) 3% of the total number of shares of our common stock outstanding on December 31st of the immediately preceding calendar year and (B) a number determined by our board of directors. Accordingly, on January 1, 2017, the number of shares reserved for issuance increased by 707,641 shares.
(3)	The number of shares of our common stock reserved for issuance under the 2016 Employee Stock Purchase Plan will automatically increase on January 1st each year, starting on January 1, 2017 and continuing through January 1, 2026, by the lesser of (i) one percent (1%) of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (ii) 1,760,000 shares of our common stock and (iii) a number determined by our board of directors. In December 2016, our board of directors elected not to provide for any increase in the 2016 Employee Stock Purchase Plan share reserve for 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Related-Person Transactions

The following is a summary of transactions since October 1, 2014 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our total assets at September 30, 2015 or 2016, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in the sections titled “Executive Compensation” and “Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Financings

Common Stock

Strides Pharma, Inc.

In October 2014, we issued a 12% $2,000,000 convertible promissory note to Strides Pharma, Inc., or Strides, a significant stockholder, with a stated maturity date of December 31, 2016. The note is convertible at any time into shares of our common stock at a conversion price of $20.70 per share. In October 2015, we repaid $1,000,000 of the principal amount, and Strides elected to receive payment in cash for the remainder rather than any equity conversion. We repaid this note in full during the year ended September 30, 2016

In December 2014, we issued a 12% $2,000,000 convertible promissory note to Strides, which matured on March 31, 2015. This note was convertible at any time into shares of our common stock at a conversion price equal to 50% of the fair market value of our common stock on the conversion date. We repaid this note in full at maturity and it is no longer outstanding.

Mezzanine Financings

In June, July and September 2015, we issued and sold an aggregate of 1,765,511 shares of our common stock to nine institutional investors at a purchase price of $25.79 per share, for aggregate gross proceeds of $45,530,484. These investors became party to the Strides investors’ rights agreement, as amended, and the co-sale agreement, as amended.

In December 2015 and January 2016, we issued and sold an aggregate of 573,388 shares of our common stock to 19 accredited investors at a purchase price of $29.05 per share, for aggregate net proceeds of approximately $16.6 million. These investors became party to the Strides investors’ rights agreement, as amended, and the co-sale agreement, as amended.

The foregoing mezzanine financings include the issuance and sale to Proximare Lifesciences Fund LLC, a New Jersey single purpose fund, of an aggregate of 197,003 shares of our common stock at a purchase price of $25.79 per share, for aggregate gross proceeds of approximately $5.1 million, and the issuance and sale to Proximare Lifesciences Fund 2 LLC, a New Jersey single purpose fund, an aggregate of 172,121 shares of our common stock at a purchase price of $29.05 per share, for aggregate gross proceeds of approximately $5.0 million. Three of our directors, Messrs. Canute and Hilzinger and Ms. Hoke, have invested an aggregate of $2.0 million in our company through investments in these funds. Following the completion of our initial public offering and pursuant to the documents governing such funds, these directors received shares of our common stock and warrants pro rata to their investments in such funds upon distribution of all of the shares of our common stock and warrants held by such funds as follows: Mr. Canute, 57,408 shares, 37,315 warrants; Mr. Hilzinger, 18,518 shares, 12,036 warrants; Ms. Hoke, 1,939 shares, 1,260 warrants.

Series A Redeemable Preferred Stock

In October 2015, upon our reincorporation in Delaware, each outstanding share of our Series A redeemable preferred stock held by holders that did not elect to participate in share buyback conducted in June 2014 converted into and became approximately 289 shares of common stock and approximately 1.4035 shares of Series A preferred stock. Accordingly, the following related parties received such shares upon conversion of the following amounts of our Series A redeemable preferred stock held by them:

Related Party	# of Shares of Series A Redeemable Preferred Stock Converted	# of Shares of Common Stock Received Upon Conversion	# of Shares of DE Series A Preferred Stock Received Upon Conversion
Mr. Canute	250 shares	72,463 shares	351 shares
Dr. Brady	100 shares	28,985 shares	141 shares
Dr. Mohan’s immediate family	150 shares	43,478 shares	212 shares
Mr. Gangloff’s immediate family	55 shares	15,942 shares	79 shares
Mr. Griffith’s immediate family	35 shares	10,144 shares	50 shares

In November 2014, we bought back 25 shares of Series A redeemable preferred stock from Dr. Mohan for $50,000 in cash, which shares were not purchased in the June 2014 buyback. Dr. Mohan did not receive a 4% promissory note for the accrued dividend on such shares as such amounts were reflected in the note received for shares repurchased in June 2014.

Loans and Guarantees

In March 2015, Mr. Canute, a member of our board of directors, extended a short-term loan to our company of $1,000,000. Accordingly, we issued a promissory note to Mr. Canute for the principal amount of $1,000,000, which note bore the stated interest at a rate of 2% per month, with a stated maturity date of June 20, 2015. This note was repaid in full in October 2015 and is no longer outstanding.

Our Chairman, President and Chief Executive Officer, Dr. Mohan, personally guaranteed our outstanding bank loans, as well as one of our equipment financing leases. In addition, since founding our company, Dr. Mohan has regularly extended short-term interest-free loans to our company, and deferred payment of his compensation (both salary and bonuses) in order to address our liquidity needs. As of September 30, 2014 and September 30, 2015, amounts owed to Dr. Mohan amounted to $200,315 and $117,506, respectively. We did not accrue any interest on amounts owed to Dr. Mohan with respect to the loans and all outstanding amounts have been repaid in full.

In October, November and December 2016, we issued an aggregate of $1.85 million of unsecured promissory notes to various accredited investors. These notes had a stated interest rate of 15% per year, and a one-year maturity. Messrs. Canute, Dyrness and one of our significant stockholders, Sabby Healthcare Master Fund, Ltd., or Sabby, acquired such notes, which had an aggregate principal amount of $350,000, $50,000 and $500,000, respectively. All of these notes were exchanged in our December 2016 financing described below.

On December 22, 2016, we entered into a Note and Warrant Purchase Agreement with the accredited investors named therein, which included our two directors, Messrs. Canute and Dyrness, and Sabby and its affiliates, providing for the issuance and sale of up to $10.0 million of senior secured promissory notes, which bear interest at a rate of 5.0% per year and mature December 22, 2017 and warrants to acquire an aggregate 2.3 million shares of our common stock. The warrants have a five-year term and an exercise price of $3.00 per share. We closed the initial sale and purchase of the notes and warrants on December 22, 2016, issuing $8.35 million aggregate principal amount of notes and warrants to acquire an aggregate 1,920,500 shares of our common stock in exchange for $6.5 million of cash and an aggregate of $1.85 million of existing unsecured bridge notes issued in October, November and December 2016. These included the $900,000 aggregate principal amount of notes held by Messrs. Canute and Dyrness and Sabby. We closed the sale of the remaining $1.65 million of additional notes and warrants to acquire up to an additional 379,500 shares of our common stock in January 2017. Under the agreement, we agreed to customary negative covenants restricting our ability to repay indebtedness to officers, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of our assets, other than as permitted, or enter into any transactions with affiliates. In addition to the negative covenants in the agreement, the notes include customary events of default. In connection with the closing of the initial sale of the notes and warrants, we entered into a Security Agreement and an Intellectual Property Security Agreement, each dated December 22, 2016, granting the holders of the notes a security interest in all of our assets.

Employment and Other Compensation Arrangements, Equity Plan Awards

We have entered into employment agreements with certain of our executive officers in connection with their employment. For more information regarding the executives’ existing offer letters, see the section titled “Executive Compensation — Agreements with Our Named Executive Officers.”

We also have established certain equity plans, pursuant to which we grant equity awards to our employees and directors.

Performance Stock Units

We previously granted our employees PSUs. The PSUs as issued were subject to time-based vesting, with 50% of the award vesting three-years after the original grant date, and the remaining 50% vesting four-years after the grant date and were to be settled in cash. The PSUs may only be exercised during their 10-year term on or following the achievement of specified performance conditions, including the occurrence of a change in control, or, subject to the discretion of our board of directors, our achieving an enterprise value of at least $400 million. In addition, PSUs may be subject to additional acceleration of time-based vesting restrictions upon certain termination and change in control events. On June 22, 2015, in connection with his employment with us, we granted Dr. Bahrt, our Chief Medical Officer, 28,985 PSUs on the terms noted above.

In December 2015, Messrs. Bahrt, Gangloff, Griffith and McAndrew, and Ms. Yamashita forfeited their PSUs and were granted restricted stock units, or RSUs, under our 2015 Plan. The RSUs granted to Mr. Gangloff and Mr. Griffith satisfied the performance-based vesting restrictions six months following the effective date of the registration statement for our initial public offering. The RSUs granted to Dr. Bahrt, Dr. McAndrew and Ms. Yamashita are subject to the same performance-based vesting restrictions but are also subject to additional time-based vesting restrictions, with 50% of their RSUs satisfying the time-based vesting restrictions on each of the third and fourth anniversaries of their original hire dates, subject to their continuous service with us through the applicable dates. The time-based vesting restrictions will be satisfied upon a change in control of our company, provided the executive remains in continuous service with us through such date.

Parilis Biopharmaceuticals, LLC

In September 2015, we terminated the license and business development agreements with our former subsidiary, Parilis Biopharmaceuticals, LLC, or Parilis, of which we were the sole member, and reached agreement with the remaining holders of outstanding Series A and Series A Hybrid Units of Parilis to exchange their securities for securities in our company. These holders included Dr. Brady. Accordingly, in September 2015, we entered into an exchange and release agreement pursuant to which they received an aggregate of 226,663 shares of our common stock and an aggregate of 1,626 shares of our Series A preferred stock effective upon our reincorporation in Delaware in October 2015. Accordingly, in October 2015, Dr. Brady received an aggregate of 28,985 shares of our common stock and 257 shares of our Series A preferred stock in exchange for his 200 Series A Units of Parilis.

Sonnet Biotherapeutics, Inc.

In April 2015, we spun-off certain assets unrelated to our biosimilar business through a pro rata distribution to our stockholders. Accordingly, we entered into a contribution agreement with a newly-formed entity, Sonnet Biotherapeutics, Inc., or Sonnet, pursuant to which we contributed certain assets relating to our innovation business to Sonnet in exchange for these assets. We then immediately distributed all the issued and outstanding shares of Sonnet common stock to our stockholders on a pro rata basis, which stockholders included our executive officers, directors and holders of more than 5% of our outstanding capital stock. Accordingly, immediately following the distribution, the stockholders of Sonnet were identical to our stockholders as of April 6, 2015.

We continued to provide funding and certain services and assistance to Sonnet for a transition period that ran from the spin-off date through September 2015, including the transfer of nine of our employees who had been involved in Sonnet’s business to Sonnet. In October 2015, Sonnet issued us a promissory note for the principal amount of $826,561, which reflects the funding we have provided them through September 30, 2015. This note bore interest at the annual rate of 3%. During the year ended September 30, 2016, Sonnet repaid the full balance of the promissory note.

Dr. Mohan and Mr. Griffith are members of the board of directors of Sonnet. In addition, Mr. Griffith is the President, Chief Executive Officer and Chief Financial Officer of Sonnet.

Concurrent Private Placement

Sabby, one of our significant stockholders, purchased approximately $5.0 million of our units at the initial public offering price (or 833,332 units based on the initial public offering price of $6.00 per unit) in a private placement that closed concurrently with our initial public offering. The units sold in the proposed concurrent private placement were not registered under the Securities Act. We paid the underwriters as placement agents in the private placement an aggregate cash fee equal to 7.0% of the gross sales price of the units sold. The closing of the private placement was contingent upon, and occurred concurrently with, the closing of our initial public offering.

Investors’ Rights Agreement

In connection with our common stock financings, we entered into an investors’ rights agreement containing registration rights, among other things, with certain holders of our common stock. On April 26, 2016, we amended the investors’ rights agreement and agreed, under certain circumstances, to issue certain of the investors upon the closing of our initial public offering three-year warrants to purchase an aggregate of 1,520,268 shares of our common stock at $0.01 per share. The registration rights granted under the investors’ rights agreement will terminate upon the closing of a qualified liquidation event and at such time as a particular stockholder is able to sell all of its shares pursuant to Rule 144 of the Securities Act.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with discretion to indemnify our officers and employees when determined appropriate by our board of directors. In addition, we have entered into an indemnification agreement with each of our directors and executive officers that requires us to indemnify our directors and executive officers.

Related-Party Transaction Policy

In 2016, we adopted a formal written policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related-party transaction with us without the prior consent of our Audit Committee, or other independent members of our board of directors in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to our Audit Committee, including, but not limited to, whether the transaction will be on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related-party’s interest in the transaction.

Independence of The Board of Directors

As required under The NASDAQ Stock Market, LLC, or NASDAQ, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board. Our board of directors consults with our counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our board of directors has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards: Dr. Brady, Messrs. Canute, Dyrness and Hilzinger, and Ms. Hoke. In making this determination, our board of directors found that none of these directors had a material or other disqualifying relationship with our company.

In making those independence determinations, our board of directors took into account certain relationships and transactions that occurred in the ordinary course of business between us and entities with which some of our directors are or have been affiliated, including the relationships and transactions described in the section of this report captioned “Certain Related-Person Transactions,” and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director.

Item 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended September 30, 2016 and 2015 by KPMG LLP, our principal accountant.

	Fiscal Year Ended
	2016	2015
Audit Fees	$350,000	$90,000
Audit-related Fees	815,000	—
Tax Fees	87,000	—
Total Fees	$1,252,000	$90,000

Audit Fees. This category consists of the annual audit of our consolidated financial statements and the interim reviews of the quarterly consolidated financial statements.

Audit-Related Fees. This category consists of fees related to our initial public offering and services rendered in connection with our registration statements.

Tax Fees. This category includes all fees associated with tax compliance, tax advice and tax planning work.

All Other Fees. None.

Pre-Approval Policies and Procedures.

Our Audit Committee charter provides that the Audit Committee will approve the fees and other significant compensation to be paid to our independent auditors, and pre-approve all audit services and all non-audit services of independent auditors permitted under applicable law. The charter also provides that the Audit Committee may establish other pre-approval policies and procedures for the engagement of independent auditors to render services to us, including without limitation policies that would allow the delegation of pre-approval authority to one or more members of the Audit Committee, provided that any pre-approval decision is reported to the Audit Committee at its next scheduled meeting. The Audit Committee has approved all audit and audit-related work covered by the audit fees, tax fees and all other fees.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Oncobiologics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).
3.2	Amended and Restated Bylaws of Oncobiologics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).
3.3	Amendment to the Amended and Restated Bylaws of Oncobiologics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 29, 2016).
10.1	Investors’ Rights Agreement by and among Oncobiologics, Inc. and certain of its stockholders, dated March 10, 2014, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on May 11, 2016).
10.2#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.3#	Form of Amended and Restated Performance Stock Unit Agreement for 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on April 27, 2016).
10.4#	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.5#	Forms of agreements and award grant notices for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.6#	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on February 12, 2016).
10.7#	Form of Indemnity Agreement, by and between Oncobiologics, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.8†	Research License Agreement by and between Oncobiologics, Inc. and Selexis SA, effective as of October 3, 2011, as amended by Amendment No. 1 dated as of October 9, 2014 (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on February 26, 2016).
10.9†	ONS-3010 Commercial License Agreement by and between Oncobiologics, Inc. and Selexis SA effective as of April 11, 2013, as amended effective as of May 21, 2014 (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.10†	ONS-1045 Commercial License Agreement by and between Oncobiologics, Inc. and Selexis SA effective as of April 11, 2013, as amended effective as of May 21, 2014 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.11†	ONS-1050 Commercial License Agreement by and between Oncobiologics, Inc. and Selexis SA effective as of April 11, 2013, as amended effective as of May 21, 2014 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

Exhibit Number	Description
10.12	Joint Participation Agreement by and between Oncobiologics, Inc. and Zhejiang Huahai Pharmaceutical Co., Ltd., effective as of May 6, 2013, as amended by that Amendment No. 1 and Mutual Termination Agreement re: Joint Participation Agreement, dated December 23, 2014 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.13	Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of March 18, 2011 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.14	First Amendment to Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of December 2013 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.15	Second Amendment to Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of July 18, 2014 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.16	Third Amendment to Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of January 16, 2015 (incorporated by reference to Exhibit 10.21 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.17	Fourth Amendment to Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of February 9, 2015 (incorporated by reference to Exhibit 10.22 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.18	Fifth Amendment to Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of September 26, 2015 (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.19	Lease Agreement by and between Cedar Brook East Corporate Center, LP and Oncobiologics, Inc., dated as of August 31, 2015 (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.20#	Employment Agreement between Oncobiologics, Inc. and Pankaj Mohan, Ph.D., dated February 22, 2016 (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on April 27, 2016).
10.21#	Employment Agreement between Oncobiologics, Inc. and Lawrence A. Kenyon, dated February 18, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on April 27, 2016).
10.22#	Employment Agreement between Oncobiologics, Inc. and Kogan Bao, Ph.D., dated February 22, 2016 (incorporated by reference to Exhibit 10.22 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 4, 2017).

Exhibit Number	Description
10.23	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.30 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on May 11, 2016).
10.24	Securities Purchase Agreement between Oncobiologics, Inc. and Sabby Healthcare Master Fund Ltd., dated May 11, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).
10.25	Warrant Agreement by and between Oncobiologics, Inc. and American Stock Transfer & Trust Company LLC, as Warrant Agent dated May 18, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 27, 2016).
10.26	Form of Series A warrant certificate (included in Exhibit 10.25).
10.27	Form of Series B warrant certificate (included in Exhibit 10.25).
10.28	Note and Warrant Purchase Agreement by and between Oncobiologics, Inc. and the Purchasers named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).
10.29	Form of Senior Secured Promissory Note (included as Exhibit A to the Note and Warrant Purchase Agreement filed as Exhibit 10.30).
10.30	Form of Warrant (included as Exhibit B to the Note and Warrant Purchase Agreement filed as Exhibit 10.30).
10.31	Security Agreement by and between Oncobiologics, Inc. and the Secured Parties named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).
10.32	Intellectual Property Security Agreement by and between Oncobiologics, Inc. and the Secured Parties named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).
23.1	Consent of independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 29, 2016).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 29, 2016).
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 29, 2016).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 29, 2016).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 29, 2016).
101.DEF	XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 29, 2016).
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 29, 2016).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 29, 2016).

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

*	Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 29, 2016.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2017	By:	/s/ Pankaj Mohan
Name:	Pankaj Mohan, Ph.D.
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pankaj Mohan	Chairman, President and Chief	January 27, 2017
Pankaj Mohan, Ph.D.	Executive Officer
(Principal Executive Officer)

/s/ Lawrence A. Kenyon	Chief Financial Officer	January 27, 2017
Lawrence A. Kenyon	(Principal Financial and Accounting Officer)

/s/ Todd C. Brady, M.D., Ph.D.	Director	January 27, 2017
Todd C. Brady, M.D., Ph.D.

/s/ Scott Canute	Director	January 27, 2017
Scott Canute

/s/ Albert D. Dyrness	Director	January 27, 2017
Albert D. Dyrness

/s/ Donald J. Griffith	Director	January 27, 2017
Donald J. Griffith

/s/ Kurt J. Hilzinger	Director	January 27, 2017
Kurt J. Hilzinger

/s/ Robin Smith Hoke	Director	January 27, 2017
Robin Smith Hoke

