Form 10-Q
period 2016-12-31
Oncobiologics, Inc.
filed 2017-02-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No ☒

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 10, 2017 was 23,631,448.

Oncobiologics, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Oncobiologics, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2016	2016
Assets
Current assets:
Cash	$2,078,535	$2,351,887
Prepaid and other current assets	1,095,976	3,326,607
Total current assets	3,174,511	5,678,494

Property and equipment, net	16,440,919	16,958,553
Restricted cash	-	216,086
Other assets	830,887	852,801
Total assets	$20,446,317	$23,705,934

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Senior secured notes	$4,933,661	$-
Current portion of debt	110,394	586,454
Current portion of capital lease obligations	1,014,563	977,248
Current portion of stockholder notes	4,612,500	4,612,500
Accounts payable	11,049,027	5,071,520
Accrued expenses	7,342,102	6,121,942
Income taxes payable	1,854,629	1,854,629
Deferred revenue	1,212,561	1,212,561
Total current liabilities	32,129,437	20,436,854

Long-term debt	191,236	2,233,803
Capital lease obligations	113,082	320,737
Warrant liability	4,128,727	-
Deferred revenue	4,850,244	5,153,384
Other liabilities	865,526	761,334
Total liabilities	42,278,252	28,906,112

Stockholders’ equity (deficit):
Series A preferred stock, par value $0.01 per share: 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,588,031 and 22,802,778 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	235,881	228,028
Additional paid-in capital	144,424,554	141,965,342
Accumulated deficit	(166,492,370)	(147,393,548)
Total stockholders' equity (deficit)	(21,831,935)	(5,200,178)

Total liabilities and stockholders' equity (deficit)	$20,446,317	$23,705,934

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2016	2015

Collaboration revenues	$303,140	$994,894

Operating expenses:
Research and development	13,312,306	12,733,976
General and administrative	4,888,860	4,674,155
	18,201,166	17,408,131

Loss from operations	(17,898,026)	(16,413,237)

Interest expense, net	386,713	398,975
Change in fair value of warrant liability	810,083	-
Loss before income taxes	(19,094,822)	(16,812,212)
Income tax expense	4,000	52,000
Net loss	(19,098,822)	(16,864,212)
Accretion of redeemable common stock	-	(939,539)
Net loss attributable to common stockholders	$(19,098,822)	$(17,803,751)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.82)	$(1.36)
Weighted average shares outstanding, basic and diluted	23,196,959	13,061,557

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

Three Months Ended December 31, 2016

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2016	22,802,778	$228,028	$141,965,342	$(147,393,548)	$(5,200,178)
Proceeds from exercise of common stock warrants	301,340	3,013	-	-	3,013
Issuance of vested restricted stock units	483,913	4,840	(4,840)	-	-
Stock-based compensation expense	-	-	2,464,052	-	2,464,052
Net loss	-	-	-	(19,098,822)	(19,098,822)
Balance at December 31, 2016	23,588,031	$235,881	$144,424,554	$(166,492,370)	$(21,831,935)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(19,098,822)	$(16,864,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	669,780	593,977
Non-cash interest expense	140,820	3,065
Stock-based compensation	2,464,052	2,490,034
Change in fair value of warrant liability	810,083	-
Changes in operating assets and liabilities:
Accounts receivable	-	(83,090)
Prepaid expenses and other current assets	2,230,631	142,073
Other assets	21,914	5,433
Accounts payable	5,898,662	(233,942)
Accrued expenses	1,220,160	2,203,188
Income taxes payable	-	50,000
Deferred revenue	(303,140)	(494,894)
Other liabilities	104,192	176,087
Net cash used in operating activities	(5,841,668)	(12,012,281)

INVESTING ACTIVITIES
Purchase of property and equipment	(148,362)	(364,242)
Net cash used in investing activities	(148,362)	(364,242)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	-	11,318,690
Payment of debt issuance costs	(40,000)	-
Proceeds from subscriptions receivable	-	4,280,149
Proceeds from future stock issuance	-	50,520
Proceeds from exercise of common stock warrants	3,013	-
Proceeds from the sale of senior secured notes and detachable warrants	8,350,000	-
Payments of capital leases obligations	(232,570)	(222,652)
Repayment of debt	(2,579,851)	(180,058)
Repayment of stockholder notes	-	(6,073,383)
Change in restricted cash	216,086	-
Proceeds from related party receivable	-	187,388
Deconsolidation of Sonnet Biotherapeutics, Inc.	-	(401,091)
Payment of employee tax witholdings related to the vesting of restricted stock	-	(71,760)
Net cash provided by financing activities	5,716,678	8,887,803

Net decrease in cash	(273,352)	(3,488,720)
Cash at beginning of period	2,351,887	9,070,975
Cash at end of period	$2,078,535	$5,582,255

Supplemental disclosure of cash flow information
Cash paid for interest	$221,266	$407,403
Cash paid for income taxes	$-	$2,000
Supplemental schedule of noncash investing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$(20,711)	$(200,780)

Supplemental schedule of noncash financing activities:
Accretion of redeemable common stock	$-	$939,539
Issuance of common and Series A preferred stock to redeemable preferred stockholders and noncontrolling interests upon reincorporation	$-	$(11,894,638)
Reclassification of equity classified stock-based compensation	$-	$(15,118,584)
Issuance of subscription receivable upon sale of common stock	$-	$(2,749,997)
Deferred offering costs and common stock issuance costs in accounts payable and accrued expenses	$(137,291)	$(1,014,281)

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

2.   Liquidity

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $166.5 million as of December 31, 2016. The Company has substantial indebtedness that includes $10.0 million of senior secured notes due in December 2017 and $4.6 million in notes payable to stockholders that are payable on demand. There can be no assurance that the holders of the stockholder notes will not exercise their right to demand repayment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Management believes that the Company’s existing cash as of December 31, 2016 and $1.65 million in cash proceeds in January 2017 from the issuance of the notes and warrants will be sufficient to fund its operations through February 2017. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: private placements of equity and/or debt, payments from potential strategic research and development, licensing

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

and/or marketing arrangements with pharmaceutical companies, and public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2016 and its results of operations and cash flows for the three months ended December 31, 2016 and 2015. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2016 included on Form 10-K dated December 29, 2016 filed with the Securities and Exchange Commission (“SEC”), as amended to date.

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

Income taxes

The Company recorded income tax expense of $4,000 and $52,000 for the three months ended December 31, 2016 and 2015 which is primarily attributable to the foreign withholding taxes in connection with the Company’s collaboration and licensing agreements.

Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the Company’s previously outstanding shares of preferred stock and other potentially dilutive securities have been excluded from the calculation because their effects would

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2016 and 2015, as they would be antidilutive:

	December 31,
	2016	2015
Series A preferred stock	-	1,969,818
Performance-based stock units	243,774	249,510
Restricted stock units	1,224,957	1,066,193
Convertible stockholder note	-	96,618
Common stock warrants	9,806,028	-

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The Company adopted this new standard effective in the quarter ended after December 31, 2016.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$4,128,727

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the three months ended December 31, 2016:

Balance at October 1, 2016	$-
Issuance of warrants	3,318,644
Change in fair value	810,083
Balance at December 31, 2016	$4,128,727

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The warrants issued in connection with senior secured notes are classified as liabilities on the accompanying consolidated balance sheet as the warrants include cash settlement features at the option of the holders under certain circumstances. The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes option pricing model using the following assumptions:

December 31,
2016
Risk-free interest rate	1.93%
Remaining contractual life of warrant	5 years
Expected volatility	93%
Annual dividend yield	0%
Fair value of common stock	$3.01 per share

5.   Property and Equipment

Property and equipment, net, consists of:

	December 31,	September 30,
	2016	2016
Laboratory equipment	$11,486,716	$11,452,858
Leasehold improvements	10,031,739	10,031,739
Computer software and hardware	471,152	421,206
Construction in progress	1,083,032	1,014,690
	23,072,639	22,920,493
Less: accumulated depreciation and amortization	(6,631,720)	(5,961,940)
	$16,440,919	$16,958,553

Depreciation and amortization expense was $669,780 and $593,977 for the three months ended December 31, 2016 and 2015, respectively.

At December 31, 2016 and September 30, 2016, $3,692,913 and $3,630,683 represents laboratory equipment under capital leases. The term of the leases are between 22 and 36 months and qualify as capital leases. The leases bear interest between 5.0% and 19.4%. At December 31, 2016 and September 30, 2016, $813,200 and $732,002, respectively, of accumulated amortization related to this leased equipment has been recognized.

6.   Accrued Expenses

Accrued expenses consists of:

	December 31,	September 30,
	2016	2016
Compensation	$3,786,902	$3,884,386
Research and development	1,991,612	1,343,910
Interest payable	345,087	234,754
Deferred offering costs	-	26,028
Professional fees	582,731	486,705
Director fees	146,250	73,125
Other accrued expenses	489,520	73,034
	$7,342,102	$6,121,942

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

7.   Senior Secured Notes

December 31,
2016
Senior secured notes	$8,350,000
Unamortized debt discount	(3,416,339)
$4,933,661

In October, November and December 2016, the Company issued $1.85 million aggregate principal amount of unsecured bridge notes to accredited investors. These unsecured notes bore interest at a rate of 15% per year and had a one-year maturity date from the date of issuance. These unsecured notes were exchanged for senior secured promissory notes in December 2016 as described below.

On December 22, 2016, the Company entered into a Note and Warrant Purchase Agreement with accredited investors providing for the issuance and sale of up to $10.0 million of senior secured promissory notes (the “Notes”), which bear interest at a rate of 5% per year and mature December 22, 2017 and warrants (the “Warrants”) to acquire an aggregate 2.3 million shares of the Company’s common stock at an exercise price of $3.00 per share, which have a five-year term. The Company closed the initial sale and purchase of the Notes and Warrants on December 22, 2016, issuing $8.35 million aggregate principal amount of Notes and Warrants to acquire up to 1,920,500 shares of the Company’s common stock in exchange for $6.5 million of cash and an aggregate of $1.85 million of existing unsecured bridge notes issued by the Company in October, November and December 2016. The proceeds were first allocated to the warrant liability and based on their initial fair value of $3.3 million with a corresponding amount recorded as a debt discount. In addition, the Company incurred $179,526 of debt issuance costs that have been recorded as a debt discount. The debt discount is being amortized into interest expense over the term of the Notes using the effective interest method.

The Company used $2.4 million of the proceeds from the sale of the Notes to pay off its remaining senior secured bank loans, and will use the remainder for working capital purposes. In January 2017, the Company issued the remaining Notes and Warrants for $1.65 million of cash.

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

Interest expense on the Notes for the three months ended December 31, 2016 was $89,892.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

8.   Common Stock Warrants

As of December 31, 2016, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Exercise price per share	Expiration date

Series A warrants	3,333,333	$6.60	February 18, 2018
Series B warrants	3,333,333	$8.50	May 18, 2018
Common stock warrants issued with IPO	1,218,862	$0.01	November 11, 2019
Common stock warrants issued with senior secured notes	1,920,500	$3.00	December 22, 2021
	9,806,028

9.   Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, restricted stock units (“RSUs”), performance-based units (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 1,159,420. As of December 31, 2016, PSUs representing 243,774 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The maximum number of shares of common stock that may be issued under the 2015 Plan is 1,930,460 shares. As of December 31, 2016, RSUs representing 1,224,957 shares of the Company’s common stock were outstanding under the 2015 Plan and 221,590 shares remained available for grant under the 2015 Plan.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015

Research and development	$386,109	$1,356,408
General and administrative	2,077,943	1,133,626
	$2,464,052	$2,490,034

	Three months ended December 31,
	2016	2015

Equity-classified compensation	$2,464,052	$98,172
Liability-classified compensation	-	2,391,862
	$2,464,052	$2,490,034

Performance-based stock units

The Company has issued PSUs, which generally have a ten year life from the date of grant and vest 50% after the third anniversary from issuance and the remaining 50% on the fourth anniversary. The PSUs are exercisable upon the earlier of (i) a change in control, (ii) consummation of an initial public offering, or (iii) a corporate valuation in excess of $400 million. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

The following table summarizes the PSU activity for the three months ended December 31, 2016:

	Number	Base
	of	Price
	PSUs	Per PSU
Balance at October 1, 2016	247,309	$6.33
Forfeitures	(3,535)	7.40
Balance at December 31, 2016	243,774	$6.35

As of December 31, 2016, there was $532,508 of unamortized expense that will be recognized over a weighted-average period of 1.46 years.

Restricted stock units

The following table summarizes the activity related to RSUs granted during the three months ended December 31, 2016:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Balance at October 1, 2016	1,094,351	$28.61
Granted	615,000	2.11
Vested and settled	(483,913)	29.05
Forfeitures	(481)	29.05
Balance at December 31, 2016	1,224,957	$15.13

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company has granted RSUs that generally vest over a period of two to four years from the date of grant. In addition, vesting of the RSUs was also dependent upon the closing of the Company’s IPO, which is a performance condition that is outside the Company’s control. Therefore, the Company did not recognize any stock-based compensation until the consummation of the IPO in May 2016. As of December 31, 2016, there was $11,402,327 of unamortized expense that will be recognized over a weighted-average period of 1.42 years.

10.   Subsequent events

On January 6, 2017, the Company raised an additional $1.65 million of cash proceeds from the issuance of Notes and the issuance of 379,500 Warrants pursuant to the December 2016 Note and Warrant Purchase Agreement.

On February 3, 2017, the Company entered into a registration rights agreement with the investors party thereto, all of whom are purchasers of the Notes and Warrants issued pursuant to the December 2016 Note and Warrant Purchase Agreement.

On February 6, 2017, the Company extended the expiration date of its outstanding Series A warrants to February 18, 2018 by entering into an amendment to the Warrant Agreement dated as of May 18, 2016 between the Company and the American Stock Transfer & Trust Company, LLC, as warrant agent.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended September 30, 2016 and 2015 included in our Form 10-K for the year ended September 30, 2016, filed with the Securities and Exchange Commission, or SEC, pursuant to Section 13 or 15(d) under the Securities Act of 1934, as amended, or the Securities Act, on December 29, 2016, as amended to date.

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause such a difference include, but are not limited to, those discussed under the caption “Risk Factors” in our Form 10-K for the year ended September 30, 2016, filed with the SEC pursuant to Section 13 or 15(d) under the Securities Act on December 29, 2016, as amended to date, and elsewhere in this report. Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

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

Through December 31, 2016, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock and senior secured notes and warrants, generating approximately $147.9 million net proceeds. In January 2017, we issued additional senior secured notes and warrants and received $1.65 million in cash proceeds.

As described in their audit report included in our annual report on Form 10-K for the year ended September 30, 2016 filed on December 29, 2016 with the SEC, as amended to date, our auditors have included an explanatory paragraph that states that we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2016 of $147.4 million and $4.6 million of indebtedness that is due on demand. We will need to raise substantial additional capital to fund our planned future operations, commence Phase 3 clinical trials, receive approval for and commercialize ONS-3010 and ONS-1045 and continue to develop our other pipeline candidates. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-3010, ONS-1045 or any other current or future biosimilar product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current cash resources of $2.1 million as of December 31, 2016 and the proceeds from our January 2017 note and warrant issuances are expected to fund our operations through February 2017. To provide additional working capital, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline product candidates. While we expect to finalize one or more of these transactions in early 2017, there is no guarantee that we will be able to do so. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements, we will be required to scale back our plans and place certain activities on hold.

We do not have any products approved for sale and we have only generated revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the three months ended December 31, 2016 was $19.1 million. We also had net losses of $53.3 million and $47.4 million for the years ended September 30, 2016 and 2015, respectively. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

Collaboration and License Agreements

From time to time, we enter into collaboration and license agreements for the research and development, manufacture and/or commercialization of our biosimilar products and/or biosimilar product candidates. These agreements generally provide for non-

refundable upfront license fees, development and commercial performance milestone payments, cost sharing, royalty payments and/or profit sharing.

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

As of December 31, 2016, we have received an aggregate of $5.0 million of payments from IPCA under our various agreements.

Liomont — Humira (ONS-3010) and Avastin (ONS-1045)

In June 2014, we entered into a strategic license agreement with Laboratories Liomont, S.A. de C.V., or Liomont, under which we granted Liomont and its affiliates an exclusive, sublicenseable license in Mexico for the research, development, manufacture, use or sale of the ONS-3010 and ONS-1045 biosimilar product candidates in Mexico. Under the terms of the agreement, we received an upfront payment from Liomont, and we are eligible to earn milestone payments for each of ONS-3010 and ONS-1045. In addition, we are eligible to receive tiered royalties at upper single-digit to low teens percentage rates of annual net sales of products by Liomont and its affiliates in Mexico. As of December 31, 2016, we have received an aggregate of $3.0 million of upfront and milestone payments from Liomont.

Huahai — Humira (ONS-3010) and Avastin (ONS-1045)

In May 2013, we entered into a series of agreements with Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, to form an alliance for the purpose of developing and obtaining regulatory approval for, and commercial launch and marketing of licensed products in an agreed territory, as described below. The agreements include a strategic alliance agreement, which sets out the governance framework for the relationship, along with a joint participation agreement regarding joint development and commercialization of ONS-3010, and a co-development and license agreement for each of ONS-3010 and ONS-1045. As of December 31, 2016, we have received an aggregate of $16.0 million of upfront and milestone payments from Huahai.

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

In the event Huahai funds its proportionate share of development costs incurred after completion of the “Phase-3 Ready Packages,” Huahai would be entitled to retain its 51% value ownership, with us entitled to retain our 49% value ownership, of ONS-3010 in the agreed territories. To maintain its 51% value ownership of ONS-3010 as of December 31, 2016, Huahai is required to make a payment to us of approximately $14.4 million. Similarly, revenues from commercialization of ONS-3010 in the agreed countries (including major markets such as the United States and the European Union, or EU, among others), would also be shared based on such proportional ownership interests. In the event that Huahai does not fund its proportionate share of such development costs, the joint participation agreement provides for a proportionate adjustment to our respective value ownership interests based on our respective investments in such development costs, which would increase our value ownership interest in ONS-3010. Under the joint participation agreement, we could also be required to form a joint venture to further develop and commercialize ONS-3010 with Huahai in the agreed countries, if so requested by Huahai.

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

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015

IPCA Collaboration	$65,268	$105,433
Liomont Collaboration	59,160	595,566
Huahai Collaboration	178,712	293,895
	$303,140	$994,894

The following table summarizes the milestone payments and recognition of deferred revenues from our collaboration and licensing agreements during the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015

Milestone payments	$-	$500,000
Recognition of deferred revenues	303,140	494,894
	$303,140	$994,894

Each of our collaboration and licensing agreements is considered to be a multiple-element arrangement for accounting purposes. We determined that there are two deliverables; specifically, the license to our biosimilar product candidate and the related research and development services that we are obligated to provide. We concluded that these deliverables should be accounted for as a single unit of accounting. We determined that the upfront license payments received should be deferred and recognized as revenue on a straight-line basis through the estimated period of completion of our obligations under the agreement. During the three months ended December 31, 2016, we revised our estimate of the period of completion from December 2019 to December 2021. We recognize revenues from the achievement of milestones if the milestone event is substantive and achievability of the milestone was not reasonably assured at the inception of the agreement.

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

Interest Expense

Interest expense consists of cash paid and non-cash interest expense related to our senior secured notes, former bank loans, notes with current and former stockholders, equipment loans and capital lease obligations.

Change in Fair Value of Warrant Liability

Warrants to purchase our common stock that were issued in conjunction with the December 2016 issuance of our senior secured notes are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations as other (income) expense.

Income Taxes

During the three months ended December 31, 2016 and 2015, we incurred $0.0 and $0.1 million, respectively, of foreign withholding taxes in connection with our collaboration and licensing agreements.

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

Results of Operations

Comparison of Three Months Ended December 31, 2016 and 2015

	Three Months Ended December 31,
	2016	2015	Change

Collaboration revenues	$303,140	$994,894	$(691,754)

Operating expenses:
Research and development	13,312,306	12,733,976	578,330
General and administrative	4,888,860	4,674,155	214,705
	18,201,166	17,408,131	793,035

Loss from operations	(17,898,026)	(16,413,237)	(1,484,789)

Interest expense	386,713	398,975	(12,262)
Change in fair value of warrant liability	810,083	-	810,083
Loss before income taxes	(19,094,822)	(16,812,212)	(2,282,610)
Income tax expense	4,000	52,000	(48,000)
Net loss	$(19,098,822)	$(16,864,212)	$(2,234,610)

Collaboration Revenues

Collaboration revenues decreased $0.7 million, to $0.3 million, for the three months ended December 31, 2016, as compared to $1.0 million for the three months ended December 31, 2015. The change is due to a $0.5 million reduction in milestone payments and $0.2 million reduction in the amortization of deferred revenue as compared to the prior year period as a result of the increase in the expected performance period.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015

Preclinical and clinical development	$8,944,890	$7,007,033
Compensation and related benefits	2,469,609	2,054,773
Stock-based compensation	386,109	1,356,408
Other research and development	1,511,698	2,315,762
Total research and development expenses	$13,312,306	$12,733,976

The following table summarizes our research and development expenses by compound for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015

ONS-3010	$5,590,557	$4,379,396
ONS-1045	2,755,025	2,158,166
Early-stage compounds	599,308	469,471
Personnel related and stock-based compensation	2,855,718	3,411,181
Other research and development	1,511,698	2,315,762
Total research and development expenses	$13,312,306	$12,733,976

Research and development expenses for the three months ended December 31, 2016 increased by $0.6 million compared to the three months ended December 31, 2015 due to an increase in preclinical and clinical development expenses of $1.9 million, primarily related to preparing ONS-3010 for Phase 3 clinical trials and an increase in compensation and related benefits attributable to increased headcount period over period. This increase was partially offset by decreases of $1.0 million in stock-based compensation and of $0.8 million for other research and development expenses period over period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015

Professional fees	$1,177,179	$2,288,093
Compensation and related benefits	722,134	692,689
Stock-based compensation	2,077,943	1,133,626
Facilities, fees and other related costs	911,604	559,747
Total general and administration expenses	$4,888,860	$4,674,155

General and administrative expenses for the three months ended December 31, 2016 increased by $0.2 million compared to the three months ended December 31, 2015, primarily due to an increase in stock-based compensation of $0.9 million and an increase in facilities, fees and other related costs of $0.4 million. This increase was offset by lower professional fees of $1.1 million as we made preparations to become a publicly traded company during the three months ended December 31, 2015.

Interest Expense

Interest expense remained relatively flat for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 as we closed on our $10.0 million senior secured note and warrant offering and repaid $2.4 million of senior bank loans in late December 2016.

Change in Fair Value of Warrant Liability

During the three months ended December 31, 2016, we recorded an expense of $0.8 million related to the increase in the fair value of our common stock warrant liability as a result of an increase in the fair value of our common stock. There was no warrant liability or related charges during the three months ended December 31, 2015.

Liquidity and Capital Resources

We have not generated any revenue from biosimilar product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through December 31, 2016, we have funded substantially all of our operations through the sale and issuance of equity and debt securities and borrowings under debt facilities, raising aggregate net proceeds of $147.9 million. We have also received an aggregate of $24.0 million pursuant to our collaboration and licensing agreements. In addition, in January 2017 we issued $1.65 million of senior secured promissory notes and warrants to acquire 379,500 shares of our common stock. We will require additional capital to fund our operations past February 2017. Alternatively, we will be required to scale back our plans and place certain activities on hold.

As of December 31, 2016, we had an accumulated deficit of $166.5 million and a cash balance of $2.1 million. In addition, we had $8.35 million of senior secured notes due in December 2017 and $4.6 million of indebtedness that is due on demand. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include, but are not limited to: private placements of equity and/or debt, payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, and public offerings of equity and/or debt securities. Additionally, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. While we expect to finalize one or more of these transactions in early 2017, there can be no assurance that these future funding efforts will be successful.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three months ended December 31,
	2016	2015

Net cash used in operating activities	$(5,841,668)	$(12,012,281)
Net cash used in investing activities	(148,362)	(364,242)
Net cash provided by financing activities	5,716,678	8,887,803
Net decrease in cash	$(273,352)	$(3,488,720)

Operating Activities.

During the three months ended December 31, 2016, we used $5.8 million of cash in operating activities, primarily resulting from our net loss of $19.1 million, partially offset by the net cash provided from changes in our operating assets and liabilities of $9.2 million and $4.1 million of noncash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability and depreciation and amortization expense. The change in our operating assets and liabilities was primarily due to increases in accounts payable related to the timing of vendor payments for research and development and in deferred revenues due to ratable recognition of upfront payments received under our collaboration arrangements. These outflows were offset by decreases in our prepaid expenses and other current assets, and increases in accrued expenses, and other liabilities that relate to the timing of vendor payments and the recognition of research and development expenses.

During the three months ended December 31, 2015, we used $12.0 million in operating activities, primarily resulting from our net loss of $16.9 million that was offset by $3.1 million of noncash items. The change in our operating assets and liabilities were primarily due to increases in accounts payable and accrued expenses related to our Phase 3 clinical trials and the timing of our vendor payments. These inflows were offset by increases in prepaid expenses related to the timing in which we recognize research and development expenses, and the amortization of deferred revenues.

Investing Activities.

During the three months ended December 31, 2016 and 2015, we used cash of $0.1 million and $0.4 million, respectively, in investing activities for the purchase of property and equipment.

Financing Activities.

During the three months ended December 31, 2016, net cash provided by financing activities was $5.7 million, primarily attributable to $8.35 million in aggregate proceeds from our senior secured notes and warrants in December 2016, these inflows were offset by $2.8 million in debt payments, primarily $2.4 million to repay senior bank loans.

During the three months ended December 31, 2015, net cash provided by financing activities was $8.9 million, primarily attributable to $11.3 million in net proceeds from the sale of our common stock and $4.3 million in proceeds from the collection of subscriptions receivable. We also received $0.2 million from our former subsidiary, Sonnet Biotherapeutics, Inc., or Sonnet, in connection with its note receivable. These inflows were offset by $6.5 million in debt payments and $0.4 million upon the deconsolidation of Sonnet in April 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations and Commitments

Not applicable.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the year ended September 30, 2016, filed with the SEC pursuant to Section 13 or 15(d) under the Securities Act on December 29, 2016, as amended to date, have not materially changed.

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

Not applicable.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended December 31, 2016.

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

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

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

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Amendment to the Amended and Restated Bylaws of Oncobiologics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 29, 2016).

10.1	Note and Warrant Purchase Agreement by and between Oncobiologics, Inc. and the Purchasers named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).

10.2	Form of Senior Secured Promissory Note (included as Exhibit A to the Note and Warrant Purchase Agreement filed as Exhibit 10.1).

10.3	Form of Warrant (included as Exhibit B to the Note and Warrant Purchase Agreement filed as Exhibit 10.1).

10.4	Security Agreement by and between Oncobiologics, Inc. and the Secured Parties named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).

10.5	Intellectual Property Security Agreement by and between Oncobiologics, Inc. and the Secured Parties named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).

10.6	Registration Rights Agreement by and between Oncobiologics, Inc. and the Investors named therein dated February 3, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 3, 2017).

10.7	Amendment to the Warrant Agreement dated May 18, 2016 by and between Oncobiologics, Inc. and American Stock Transfer & Trust Company LLC, as Warrant Agent, dated February 6, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 6, 2017).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCOBIOLOGICS, INC.

Date:	February 14, 2017	By: /s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer and Secretary, (Principal Accounting and Financial Officer)

