Form 10-Q
period 2017-03-31
Oncobiologics, Inc.
filed 2017-05-15
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No ☒

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 11, 2017 was 24,453,013.

Oncobiologics, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Oncobiologics, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31,	September 30,
	2017	2016
Assets
Current assets:
Cash	$81,049	$2,351,887
Prepaid and other current assets	773,632	3,326,607
Total current assets	854,681	5,678,494

Property and equipment, net	15,786,378	16,958,553
Restricted cash	-	216,086
Other assets	819,251	852,801
Total assets	$17,460,310	$23,705,934

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Senior secured notes	$6,611,141	$-
Current portion of debt	74,749	586,454
Current portion of capital lease obligations	840,105	977,248
Current portion of stockholder notes	4,612,500	4,612,500
Accounts payable	12,153,079	5,071,520
Accrued expenses	7,419,601	6,121,942
Income taxes payable	1,854,629	1,854,629
Deferred revenue	1,212,561	1,212,561
Total current liabilities	34,778,365	20,436,854

Long-term debt	178,322	2,233,803
Capital lease obligations	42,811	320,737
Warrant liability	3,855,052	-
Deferred revenue	4,547,104	5,153,384
Other liabilities	912,467	761,334
Total liabilities	44,314,121	28,906,112

Stockholders’ equity (deficit):
Series A preferred stock, par value $0.01 per share: 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 24,099,951 and 22,802,778 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	241,000	228,028
Additional paid-in capital	147,442,335	141,965,342
Accumulated deficit	(174,537,146)	(147,393,548)
Total stockholders' deficit	(26,853,811)	(5,200,178)
Total liabilities and stockholders' equity (deficit)	$17,460,310	$23,705,934

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Collaboration revenues	$303,141	$994,894	$606,281	$1,989,788

Operating expenses:
Research and development	4,198,775	4,138,277	17,511,081	16,872,253
General and administrative	4,045,141	(189,438)	8,934,001	4,484,717
	8,243,916	3,948,839	26,445,082	21,356,970

Loss from operations	(7,940,775)	(2,953,945)	(25,838,801)	(19,367,182)

Interest expense, net	1,139,903	537,935	1,526,616	936,910
Change in fair value of warrant liability	(1,035,902)	-	(225,819)	-
Loss before income taxes	(8,044,776)	(3,491,880)	(27,139,598)	(20,304,092)
Income tax expense	-	50,500	4,000	102,500
Net loss	(8,044,776)	(3,542,380)	(27,143,598)	(20,406,592)
Accretion of redeemable preferred stock and noncontrolling interests	-	(1,030,414)	-	(1,969,953)
Net loss attributable to common stockholders	$(8,044,776)	$(4,572,794)	$(27,143,598)	$(22,376,545)

Per share information:
Net loss per share of common stock, basic	$(0.34)	$(0.32)	$(1.16)	$(1.64)
Net loss per share of common stock, diluted	$(0.38)	$(0.32)	$(1.16)	$(1.64)
Weighted average shares outstanding, basic	23,723,551	14,155,081	23,457,361	13,605,331
Weighted average shares outstanding, diluted	23,801,223	14,155,081	23,496,197	13,605,331

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

Six Months Ended March 31, 2017

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2016	22,802,778	$228,028	$141,965,342	$(147,393,548)	$(5,200,178)
Proceeds from exercise of common stock warrants	440,027	4,400	118,601	-	123,001
Issuance of vested restricted stock units	483,913	4,840	(4,840)	-	-
Issuance of common stock in connection with equity facility	115,416	1,154	(1,154)	-	-
Sale of common stock, net of issuance costs	257,817	2,578	572,943	-	575,521
Stock-based compensation expense	-	-	4,791,443	-	4,791,443
Net loss	-	-	-	(27,143,598)	(27,143,598)
Balance at March 31, 2017	24,099,951	$241,000	$147,442,335	$(174,537,146)	$(26,853,811)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(27,143,598)	$(20,406,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,349,930	1,192,074
Non-cash interest expense	977,693	6,090
Stock-based compensation	4,791,443	(1,956,455)
Change in fair value of warrant liability	(225,819)	-
Loss on disposal of fixed assets	-	13,647
Changes in operating assets and liabilities:
Accounts receivable	-	(484,857)
Prepaid expenses and other current assets	2,552,975	1,080,342
Other assets	33,550	27,347
Accounts payable	6,973,453	1,878,794
Accrued expenses	1,193,392	156,677
Income taxes payable	-	100,000
Deferred revenue	(606,280)	(989,788)
Other liabilities	151,133	312,227
Net cash used in operating activities	(9,952,128)	(19,070,494)

INVESTING ACTIVITIES
Purchase of property and equipment	(191,877)	(317,293)
Net cash used in investing activities	(191,877)	(317,293)
FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	679,789	16,137,913
Payment of debt issuance costs	(40,000)	-
Proceeds from subscriptions receivable	-	4,280,149
Proceeds from exercise of common stock warrants	123,001	-
Proceeds from the sale of senior secured notes and detachable warrants	10,000,000	-
Payments of capital leases obligations	(477,299)	(443,326)
Repayment of debt	(2,628,410)	(364,348)
Payment of deferred offering costs	-	(200,000)
Repayment of stockholder notes	-	(6,560,795)
Change in restricted cash	216,086	(1,110)
Proceeds from related party receivable	-	783,374
Deconsolidation of Sonnet Biotherapeutics, Inc.	-	(401,091)
Payment of employee tax witholdings related to the vesting of restricted stock	-	(71,760)
Net cash provided by financing activities	7,873,167	13,159,006

Net decrease in cash	(2,270,838)	(6,228,781)
Cash at beginning of period	2,351,887	9,070,975
Cash at end of period	$81,049	$2,842,194

Supplemental disclosure of cash flow information
Cash paid for interest	$418,496	$794,663
Cash paid for income taxes	$-	$2,500
Supplemental schedule of noncash investing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$79,236	$635,341

Supplemental schedule of noncash financing activities:
Accretion of redeemable common stock	$-	$1,969,953
Issuance of common and Series A preferred stock to redeemable preferred stockholders and noncontrolling interests upon reincorporation	$-	$(11,894,638)
Reclassification of equity classified stock-based compensation	$-	$(15,118,584)
Issuance of capital lease obligations in connection with purchase of property and equipment	$62,230	$78,500
Offering costs and common stock issuance costs in accounts payable and accrued expenses	$(288,725)	$(1,111,845)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1.   Organization and Description of Business

Oncobiologics, Inc. (“Oncobiologics” or the “Company”) was incorporated in New Jersey on January 5, 2010 and started operations in July 2011. In October 2015, the Company reincorporated in Delaware through the merger with and into Oncobiologics, Inc., a newly formed Delaware corporation, with the Delaware corporation surviving the merger. Oncobiologics is a clinical-stage biopharmaceutical company focused on identifying, developing, manufacturing and commercializing complex biosimilar therapeutics in the disease areas of immunology and oncology. The Company has established fully integrated in-house development and manufacturing capabilities that address the numerous complex technical and regulatory challenges in developing and commercializing mAb biosimilars. Since inception, the Company has advanced two product candidates into clinical trials: a biosimilar to adalimumab (Humira®) and a biosimilar to bevacizumab (Avastin®), both of which are being prepared to move into Phase 3 clinical trials. Additionally, the Company has six preclinical biosimilar product candidates under active development.

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

2.   Liquidity

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $174.5 million as of March 31, 2017. The Company has substantial indebtedness that includes $10.0 million of senior secured notes due in December 2017 and $4.6 million in notes payable to stockholders that are payable on demand. There can be no assurance that the holders of the stockholder notes will not exercise their right to demand repayment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Management believes that the Company’s existing cash of $0.1 million as of March 31, 2017 and the $3.5 million of cash proceeds in April 2017 from the issuance of additional senior secured notes and warrants will be sufficient to fund its operations through May 2017. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: payments from current and potential new strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, private placements of equity and/or debt, public offerings of equity and/or debt securities, generating revenue by using the capabilities of its BioSymphony platform to provide development and manufacturing services for a fee to other pharmaceutical companies developing mAbs, the potential disposition of some of its assets, and exploring additional cost reduction opportunities.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

There can be no assurance that these future funding efforts will be successful, and if not successful, the Company may be required to explore all other alternatives.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2017 and its results of operations for the three and six months ended March 31, 2017 and 2016 and cash flows for the six months ended March 31, 2017 and 2016. Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K, as amended to date, filed with the Securities and Exchange Commission (”SEC”), on December 29, 2016.

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

Income taxes

The Company recorded income tax expense of $0 and $50,500 for the three months ended March 31, 2017 and 2016, respectively, and $4,000 and $102,500 for the six months ended March 31, 2017 and 2016, respectively, which is primarily attributable to state and foreign withholding taxes in connection with the Company’s collaboration and licensing agreements.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Net loss per share

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period.

For purposes of calculating diluted loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and non-vested restricted stock awards using the treasury stock method. The diluted loss per common share calculation is further affected by an add-back of change in fair value of warrant liability to the numerator under the assumption that the change in fair value of warrant liability would not have been incurred if the warrants had been converted into common stock.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Basic Earnings Per Share
Net loss	$(8,044,776)	$(4,572,794)	$(27,143,598)	$(22,376,545)
Common stock outstanding (weighted average)	23,723,551	14,155,081	23,457,361	13,605,331
Basic net loss per share	$(0.34)	$(0.32)	$(1.16)	$(1.64)
Diluted Earnings Per Share
Net loss	(8,044,776)	(4,572,794)	(27,143,598)	(22,376,545)
Add change in fair value of warrant liability	(1,035,902)	-	(225,819)	-
Diluted net loss	(9,080,678)	(4,572,794)	(27,369,417)	(22,376,545)

Common stock outstanding (weighted average)	23,723,551	14,155,081	23,457,361	13,605,331
Add shares from dilutive warrants	77,672	-	38,836	-
Common stock equivalents	23,801,223	14,155,081	23,496,197	13,605,331
Diluted net loss per share	$(0.38)	$(0.32)	$(1.16)	$(1.64)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2017 and 2016, as they would be antidilutive:

	March 31,
	2017	2016
Series A preferred stock	-	984,899
Performance-based stock units	241,573	247,887
Restricted stock units	1,200,529	1,066,039
Convertible stockholder note	-	96,618
Common stock warrants	7,786,573	-

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recently issued and adopted accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The Company adopted this new standard effective in the quarter ended December 31, 2016.

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

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, Leases, (Topic 842).  This new ASU represents a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet.  It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. This ASU is effective for fiscal years beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods thereafter. Earlier application is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for interim and annual periods beginning after December 31, 2016 with early adoption permitted. The Company adopted this ASU in the quarter ended March 31, 2017. The guidance did not have a material impact on the Company’s consolidated financial statements upon adoption.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$3,855,052

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the six months ended March 31, 2017:

Balance at October 1, 2016	$-
Issuance of warrants	4,080,871
Change in fair value	(225,819)
Balance at March 31, 2017	$3,855,052

The warrants issued in connection with the senior secured notes are classified as liabilities on the accompanying consolidated balance sheet as the warrants include cash settlement features at the option of the holders under certain circumstances. The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes option pricing model using the following assumptions:

March 31,
2017
Risk-free interest rate	1.93%
Remaining contractual life of warrant	4.78 years
Expected volatility	84%
Annual dividend yield	0%
Fair value of common stock	$2.68 per share

5.   Property and Equipment

Property and equipment, net, consists of:

	March 31,	September 30,
	2017	2016
Laboratory equipment	$11,574,475	$11,452,858
Leasehold improvements	10,032,640	10,031,739
Computer software and hardware	471,152	421,206
Construction in progress	1,010,882	1,014,690
	23,089,149	22,920,493
Less: accumulated depreciation and amortization	(7,302,771)	(5,961,940)
	$15,786,378	$16,958,553

Depreciation and amortization expense was $680,149 and $598,097 for the three months ended March 31, 2017 and 2016, respectively, and $1,349,930 and $1,192,074 for the six months ended March 31, 2017 and 2016, respectively.

At March 31, 2017 and September 30, 2016, $3,692,913 and $3,630,683, respectively, represents laboratory equipment under capital leases. The term of the leases are between 22 and 36 months and qualify as capital leases. The leases bear interest between 5.0% and 19.4%. At March 31, 2017 and September 30, 2016, $894,890 and $732,002, respectively, of accumulated amortization related to this leased equipment has been recognized.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

6.   Accrued Expenses

Accrued expenses consists of:

	March 31,	September 30,
	2017	2016
Compensation	$4,445,041	$3,884,386
Research and development	1,717,383	1,343,910
Interest payable	540,106	234,754
Deferred offering costs	-	26,028
Professional fees	397,871	486,705
Director fees	219,375	73,125
Other accrued expenses	99,825	73,034
	$7,419,601	$6,121,942

7.   Senior Secured Notes

March 31,
2017
Senior secured notes	$10,000,000
Unamortized debt discount	(3,388,859)
$6,611,141

In October, November and December 2016, the Company issued $1.85 million aggregate principal amount of unsecured bridge notes to accredited investors. These unsecured notes bore interest at a rate of 15% per year and had a one-year maturity date from the date of issuance. These unsecured notes were exchanged for senior secured promissory notes in December 2016 as described below.

On December 22, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “NWPA”) with accredited investors providing for the issuance and sale of up to $10.0 million of senior secured promissory notes (the “Notes”), which bear interest at a rate of 5% per year and mature December 22, 2017 and warrants (the “Warrants”) to acquire an aggregate 2.3 million shares of the Company’s common stock at an exercise price of $3.00 per share, which have a five-year term. The Company closed the initial sale and purchase of the Notes and Warrants on December 22, 2016, issuing $8.35 million aggregate principal amount of Notes and Warrants to acquire up to 1,920,500 shares of the Company’s common stock in exchange for $6.5 million and an aggregate of $1.85 million of existing unsecured bridge notes issued by the Company in October, November and December 2016. The proceeds were first allocated to the warrant liability based on their initial fair value of $3.3 million with an offsetting amount recorded as a debt discount. In addition, the Company incurred $40,000 of debt issuance costs that have been recorded as a debt discount. The debt discount is being amortized into interest expense over the term of the Notes.

The Company used $2.4 million of the proceeds from the sale of the Notes to pay off its remaining senior secured bank loans, and will use the remainder for working capital purposes. In January 2017, the Company issued the remaining Notes and Warrants for $1.65 million. The proceeds were first allocated to the warrant liability based on their initial fair value of $0.8 million with an offsetting amount recorded as a debt discount.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Under the NWPA, the Company agreed to customary negative covenants restricting its ability to repay indebtedness to officers, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted, or enter into any transactions with affiliates. In addition to the negative covenants in the NWPA, the Notes include customary events of default. In connection with the closing of the initial sale of the Notes and Warrants, the Company entered into a Security Agreement and an Intellectual Property Security Agreement, each dated December 22, 2016, granting the holders of the Notes a security interest in all of its assets.

Interest expense on the Notes for the three and six months ended March 31, 2017 was $958,037 and $1,047,929, respectively.

On April 13, 2017, the Company entered into the First Amendment to the NWPA (the “Amendment”) with the required holders of its Notes named therein, to amend certain terms of the NWPA. The primary purpose of the Amendment was to increase the amount of Notes that may be issued pursuant to the NWPA from $10.0 million to $15.0 million, permit the issuance of additional Warrants to acquire an aggregate 1,665,000 shares of its common stock, as well as increase the amount of time for the Company to issue additional Notes and Warrants in additional closings under the NWPA without approval of the holders of the Notes from 90 days to 180 days.

In connection with the Amendment, on April 13, 2017, the Company issued an additional $3.5 million of Notes and Warrants to acquire an aggregate 1,165,500 shares of its common stock in exchange for $3.5 million. Under the NWPA as amended by the Amendment, the Company may now issue up to $1.5 million of additional Notes and Warrants to acquire up to an additional 499,500 shares of its common stock in additional closings over 180 days from the original date of the NWPA without approval of the holders of the Notes.

8.    Stockholders’ Equity (Deficit)

Lincoln Park Capital, LLC transaction

On March 8, 2017, the Company entered into a Purchase Agreement and a Registration Rights Agreement with an accredited investor, Lincoln Park Capital, LLC (“Lincoln Park”), providing for the purchase of the Company’s common stock over the 30-month term of the Purchase Agreement. Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.4 million of shares of the Company’s common stock.

As contemplated by the Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $1.50 per share, then the Company may direct Lincoln Park, at its sole discretion to purchase up to 30,000 shares of its common stock on any business day. The price per share for such purchases will be equal to

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of the purchase agreement). The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $1.0 million.

In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 4.99% of its common stock. There are no trading volume requirements or restrictions under the purchase agreement nor any upper limits on the price per share that Lincoln Park must pay for shares of common stock.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the purchase agreement at any time, at no cost or penalty. During any “event of default” under the Purchase Agreement, all of which are outside of Lincoln Park’s control, Lincoln Park does not have the right to terminate the Purchase Agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. In addition, in the event of bankruptcy proceedings by or against the Company, the Purchase Agreement will automatically terminate.

During the three months ended March 31, 2017, the Company sold 257,817 shares of common stock to Lincoln Park for $693,061 and incurred $117,540 of issuance costs. In addition, the Company issued 115,416 shares of common stock to Lincoln Park as commitment shares pursuant to the Purchase Agreement. The Company may issue up to an additional 110,995 commitment shares to Lincoln Park in connection with additional purchases.

In April and May 2017, Lincoln Park purchased an additional 300,000 shares of the Company’s common stock for $659,790 of proceeds.

Common stock warrants

As of March 31, 2017, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Exercise price per share	Expiration date

Series A warrants	3,333,333	$6.60	February 18, 2018
Series B warrants	3,333,333	$8.50	May 18, 2018
Common stock warrants issued with IPO	1,119,907	$0.01	November 11, 2019
Common stock warrants issued with senior secured notes	2,260,334	$3.00	December 22, 2021
	10,046,907

During the six months ended March 31, 2017, warrants to purchase 400,361 and 39,666 shares with exercise prices of $0.01 and $3.00 per share, respectively, were exercised.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

9.   Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, restricted stock units (“RSUs”), performance-based awards, cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 1,159,420. As of March 31, 2017, performance-based stock unit awards (“PSUs”) representing 241,573 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The maximum number of shares of common stock that may be issued under the 2015 Plan is 2,638,101 shares. As of March 31, 2017, RSUs representing 1,200,529 shares of the Company’s common stock were outstanding under the 2015 Plan and 953,659 shares remained available for grant under the 2015 Plan.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three and six months ended March 31, 2017 and 2016:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016

Research and development	$431,706	$(3,281,214)	$817,815	$(1,924,806)
General and administrative	1,895,685	(1,165,275)	3,973,628	(31,649)
	$2,327,391	$(4,446,489)	4,791,443	(1,956,455)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016

Equity-classified compensation	$2,327,391	$(4,446,489)	4,791,443	(4,348,317)
Liability-classified compensation	-	-	-	2,391,862
	$2,327,391	$(4,446,489)	4,791,443	(1,956,455)

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

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table summarizes the PSU activity for the six months ended March 31, 2017:

	Number	Base
	of	Price
	PSUs	Per PSU
Balance at October 1, 2016	247,309	$6.33
Forfeitures	(5,736)	7.68
Balance at March 31, 2017	241,573	$6.29

As of March 31, 2017, there was $420,252 of unamortized expense that will be recognized over a weighted-average period of 1.25 years.

Restricted stock units

The following table summarizes the activity related to RSUs during the six months ended March 31, 2017:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Balance at October 1, 2016	1,094,351	$28.61
Granted	615,000	2.11
Vested and settled	(483,913)	29.05
Forfeitures	(24,909)	2.65
Balance at March 31, 2017	1,200,529	$15.40

The Company has granted RSUs that generally vest over a period of two to four years from the date of grant. In addition, vesting of the RSUs was also dependent upon the closing of the Company’s IPO, which is a performance condition that is outside the Company’s control. Therefore, the Company did not recognize any stock-based compensation until the consummation of the IPO in May 2016. As of March 31, 2017, there was $9,094,284 of unamortized expense that will be recognized over a weighted-average period of 1.24 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended September 30, 2016 and 2015 included in our Annual Report on Form 10-K for the year ended September 30, 2016, filed with the Securities and Exchange Commission, or SEC, on December 29, 2016, as amended to date.

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” ’potentially” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause such a difference include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 29, 2016, as amended to date, and elsewhere in this report. Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

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

•	ONS-3010 We have successfully completed a randomized, double-blind, single-dose and single-center Phase 1 clinical trial comparing ONS-3010 to Humira in three treatment arms. In this trial, ONS-3010 met its primary and secondary endpoints, demonstrating a similar pharmacokinetic (meaning how the body affects the molecule), or PK, profile, as well as an immunogenicity profile equivalent to both U.S.- and E.U.-Humira across all three treatment arms. In addition, ONS-3010 demonstrated a rate of injection site reactions lower than that of Humira. We have received regulatory feedback and agreement on our Phase 3 clinical trial design in the sensitive plaque psoriasis patient population from the U.S. Food and Drug Administration, or FDA, the European Medical Agency, or EMA, and national agencies such as the Medicines and Healthcare Products Regulatory Agency, or MHRA, and the Swedish regulatory authority. We plan to initiate our Phase 3 program in 500+ plaque psoriasis patients in 2018 upon the receipt of further partnership funding. The ONS-3010 Phase 3 program has been reviewed by the FDA and is designed to support both biosimilarity and interchangeability to Humira. Humira is currently approved in the United States for multiple indications. We initially intend to seek approval of ONS-3010 for the treatment of plaque psoriasis, and will seek to expand such approval to the same indications as Humira as appropriate. We have informed the regulatory authorities of our intent to seek extrapolation to all approved Humira indications, and have also reviewed our Phase 3 interchangeability study design with the FDA.

•	ONS-1045 We have completed a randomized, double-blind, single-dose and single-center Phase 1 clinical trial. In this trial, ONS-1045 met its primary and secondary endpoints demonstrating a similar PK profile, as well as an immunogenicity profile equivalent to both U.S.- and EU-Avastin. We are preparing ONS-1045 for a global Phase 3 clinical trial treating 700+ non-squamous non-small cell lung cancer patients to commence in mid-2018 upon receipt of funding from a development partner. Avastin is currently approved in the United States for multiple indications. We initially intend to seek approval of ONS-1045 for the treatment of non-squamous non-small cell lung cancer, and will seek to expand such approval to the same indications as Avastin when appropriate. We have informed the regulatory authorities of our intent to seek extrapolation to all approved Avastin indications, and have also discussed our study design with the FDA.

Through March 31, 2017, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock and senior secured notes and warrants, generating approximately $150.3 million net proceeds. In April 2017, we issued additional senior secured notes and warrants and received $3.5 million in cash proceeds.

As described in their audit report included in our annual report on Form 10-K for the year ended September 30, 2016 filed on December 29, 2016 with the SEC, as amended to date, our auditors have included an explanatory paragraph that states that we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2016 of $147.4 million and $4.6 million of indebtedness that is due on demand. We will need to raise substantial additional capital to fund our planned future operations, commence Phase 3 clinical trials, receive approval for and commercialize ONS-3010 and ONS-1045 and continue to develop our other pipeline candidates. We plan to finance our future operations with a combination of proceeds from current and potential future collaborations, the issuance of equity securities, the issuance of additional debt, revenues from potential future product sales, if any, and other strategic alternatives. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-3010, ONS-1045 or any other current or future biosimilar product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current cash resources as of March 31, 2017 and the proceeds from our April 2017 note and warrant issuance are expected to fund our operations through May 2017. To provide additional working capital, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline product candidates and other opportunities. While we are actively pursuing these transactions and intend to conclude one or more of them in the near-term, there can be no assurance that these future funding efforts will be successful. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements or other opportunities, we will be required to further scale back our plans and place certain activities on hold as we explore other alternatives.

We do not have any products approved for sale and we have only generated limited revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the six months ended March 31, 2017 was $27.1 million. We also had net losses of $53.3 million and $47.4 million for the years ended September 30, 2016 and 2015, respectively. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

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

Selexis SA

In October 2011, we entered into a research license agreement with Selexis SA, or Selexis, pursuant to which we acquired a non-exclusive license to conduct research internally or in collaboration with third parties to develop recombinant proteins from mammalian cell lines created using the Selexis expression technology, or the Selexis Technology. The original research license had a three-year term, but on October 9, 2014, was extended for an additional three-year term through October 9, 2017. We may sublicense our rights with Selexis’ prior written consent but are prohibited from making commercial use of the Selexis Technology or the resultant recombinant proteins comprising our biosimilars in humans, or from filing an investigational new drug, absent a commercial license agreement with Selexis covering the particular biosimilar product candidate developed under the research license. In connection with the entry into the research license, we paid Selexis an initial fee and agreed to make additional annual maintenance payments of the same amount for each of the three years that the research license agreement term was extended.

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

As of March 31, 2017, we have received an aggregate of $5.0 million of payments from IPCA under our various agreements.

Liomont — Humira (ONS-3010) and Avastin (ONS-1045)

In June 2014, we entered into a strategic license agreement with Laboratories Liomont, S.A. de C.V., or Liomont, under which we granted Liomont and its affiliates an exclusive, sublicenseable license in Mexico for the research, development, manufacture, use or sale of the ONS-3010 and ONS-1045 biosimilar product candidates in Mexico. Under the terms of the agreement, we received an upfront payment from Liomont, and we are eligible to earn milestone payments for each of ONS-3010 and ONS-1045. In addition, we are eligible to receive tiered royalties at upper single-digit to low teens percentage rates of annual net sales of products by Liomont and its affiliates in Mexico. As of March 31, 2017, we have received an aggregate of $3.0 million of upfront and milestone payments from Liomont.

Huahai — Humira (ONS-3010) and Avastin (ONS-1045)

In May 2013, we entered into a series of agreements with Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, to form an alliance for the purpose of developing and obtaining regulatory approval for, and commercial launch and marketing of licensed products in an agreed territory, as described below. The agreements include a strategic alliance agreement, which sets out the governance framework for the relationship, along with a joint participation agreement regarding joint development and commercialization of ONS-3010, and a co-development and license agreement for each of ONS-3010 and ONS-1045. As of March 31, 2017, we have received an aggregate of $16.0 million of upfront and milestone payments from Huahai.

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

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the three and six months ended March 31, 2017 and 2016:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016

IPCA Collaboration	$65,268	$105,433	$130,536	$210,866
Liomont Collaboration	59,160	595,566	118,320	1,191,132
Huahai Collaboration	178,713	293,895	357,425	587,790
	$303,141	$994,894	$606,281	$1,989,788

The following table summarizes the milestone payments and recognition of deferred revenues from our collaboration and licensing agreements during the three and six months ended March 31, 2017 and 2016:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016

Milestone payments	$-	$500,000	$-	$1,000,000
Recognition of deferred revenues	303,141	494,894	606,281	989,788
	$303,141	$994,894	$606,281	$1,989,788

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

Change in Fair Value of Warrant Liability

Warrants to purchase our common stock that have been issued in conjunction with our senior secured notes are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations as other (income) expense.

Income Taxes

During the three and six months ended March 31, 2017, we incurred $0 and $4,000, respectively, of state withholding taxes in connection with our collaboration and licensing agreements. During the three and six months ended March 31, 2016, we incurred $0.1 million in both periods for state and foreign withholding taxes in connection with our collaboration and licensing agreements.

Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey state net operating losses, or NOLs and research credits) for the net losses we have incurred in each year or on our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2016, we had federal and state NOL carryforwards of $99.8 million and $37.0 million, respectively, which will begin to expire in 2030 and 2036, respectively. As of September 30, 2016, we had federal foreign tax credit carryforwards of $2.3 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2016, we also had federal research and development tax credit carryforwards of $0.8 million that begin to expire in 2032.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have not completed a study to assess whether an ownership change has occurred in the past. Our existing NOLs may be subject to limitations arising from previous ownership changes and our May 2016 initial public offering, or IPO, and our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs are also subject to international regulations, which could restrict our ability to utilize our NOLs. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016	Change

Collaboration revenues	$303,141	$994,894	$(691,753)

Operating expenses:
Research and development	4,198,775	4,138,277	60,498
General and administrative	4,045,141	(189,438)	4,234,579
	8,243,916	3,948,839	4,295,077

Loss from operations	(7,940,775)	(2,953,945)	(4,986,830)

Interest expense	1,139,903	537,935	601,968
Change in fair value of warrant liability	(1,035,902)	-	(1,035,902)
Loss before income taxes	(8,044,776)	(3,491,880)	(4,552,896)
Income tax expense	-	50,500	(50,500)
Net loss	$(8,044,776)	$(3,542,380)	$(4,502,396)

Collaboration Revenues

Collaboration revenues decreased $0.7 million, to $0.3 million, for the three months ended March 31, 2017, as compared to $1.0 million for the three months ended March 31, 2016. The change is due to a $0.5 million reduction in milestone payments and $0.2 million reduction in the amortization of deferred revenue as compared to the prior year period as a result of the increase in the expected performance period.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016

Preclinical and clinical development	$188,754	$3,548,055
Compensation and related benefits	2,453,634	2,690,836
Stock-based compensation	427,718	(3,281,214)
Other research and development	1,128,669	1,180,600
Total research and development expenses	$4,198,775	$4,138,277

The following table summarizes our research and development expenses by compound for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016

ONS-3010	$—	$2,470,872
ONS-1045	86,610	1,079,783
Early-stage compounds	102,144	99,248
Personnel related and stock-based compensation	2,881,352	(692,226)
Other research and development	1,128,669	1,180,600
Total research and development expenses	$4,198,775	$4,138,277

Research and development expenses for the three months ended March 31, 2017 increased by $0.1 million compared to the three months ended March 31, 2016. The increase in research and development expenses resulted from a $3.6 million increase in stock-based compensation, due to the fact that we had a negative expense in the prior year period as a result of remeasurement of outstanding performance stock unit awards, or PSUs, as of March 31, 2016. This increase was partially offset by a $3.5 million decrease in ONS-3010 and ONS-1045 clinical costs as we postponed the bulk of our Phase 3 clinical trial efforts until we secure funding from potential partners to advance the programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016

Professional fees	$1,215,843	$55,688
Compensation and related benefits	746,283	539,103
Stock-based compensation	1,895,685	(1,165,275)
Facilities, fees and other related costs	187,330	381,046
Total general and administration expenses	$4,045,141	$(189,438)

General and administrative expenses for the three months ended March 31, 2017 increased by $4.2 million compared to the three months ended March 31, 2016, primarily due to an increase in stock-based compensation, $3.1 million of which primarily resulted from the March 31, 2016 remeasurement of outstanding PSUs, which resulted in negative expense in the prior year period, and an increase in public company related professional fees of $1.2 million not incurred prior to our May 2016 IPO.

Interest Expense

Interest expense increased by $0.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to the amortization of debt discount and accrued interest on the senior secured notes issued in December 2016 and January 2017.

Change in Fair Value of Warrant Liability

During the three months ended March 31, 2017, we recorded income of $1.0 million related to the decrease in the fair value of our common stock warrant liability as a result of a decrease in the price of our common stock during the period. There was no warrant liability or related charges during the three months ended March 31, 2016.

Comparison of Six Months Ended March 31, 2017 and 2016

	Six months ended March 31,
	2017	2016	Change

Collaboration revenues	$606,281	$1,989,788	$(1,383,507)

Operating expenses:
Research and development	17,511,081	16,872,253	638,838
General and administrative	8,934,001	4,484,717	4,449,284
	26,445,082	21,356,970	5,088,112

Loss from operations	(25,838,801)	(19,367,182)	(6,471,619)

Interest expense	1,526,616	936,910	589,706
Change in fair value of warrant liability	(225,819)	-	(225,819)
Loss before income taxes	(27,139,598)	(20,304,092)	(6,835,506)
Income tax expense	4,000	102,500	(98,500)
Net loss	$(27,143,598)	$(20,406,592)	$(6,737,006)

Collaboration Revenues

Collaboration revenues decreased $1.4 million, to $0.6 million, for the six months ended March 31, 2017, as compared to $2.0 million for the six months ended March 31, 2016. The change is due to a $1.0 million reduction in milestone payments and $0.4 million reduction in the amortization of deferred revenue as compared to the prior year as a result of the increase in the expected performance period.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the six months ended March 31, 2017 and 2016:

	Six months ended March 31,
	2017	2016

Preclinical and clinical development	$9,133,645	$10,555,088
Compensation and related benefits	4,923,243	5,110,676
Stock-based compensation	813,827	(1,924,806)
Other research and development	2,640,366	3,131,295
Total research and development expenses	$17,511,081	$16,872,253

The following table summarizes our research and development expenses by compound for the six months ended March 31, 2017 and 2016:

	Six months ended March 31,
	2017	2016

ONS-3010	$5,590,558	$6,679,178
ONS-1045	2,841,635	3,820,518
Early-stage compounds	701,452	55,392
Personnel related and stock-based compensation	5,737,070	3,185,870
Other research and development	2,640,366	3,131,295
Total research and development expenses	$17,511,081	$16,872,253

Research and development expenses for the six months ended March 31, 2017 increased by $0.6 million compared to the six months ended March 31, 2016. This increase in research and development expenses resulted from an increase of $2.7 million in stock-based compensation primarily due to the fact that the prior year period reflects a $5.6 million decrease in stock-based compensation as a result of remeasurement of PSUs that occurred as of March 31, 2016. This increase was partially offset by a $2.1 million decrease in ONS-3010 and ONS-1045 clinical costs as we postponed the bulk of our Phase 3 clinical trial efforts until we secure funding from potential partners to advance the programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the six months ended March 31, 2017 and 2016:

	Six months ended March 31,
	2017	2016

Professional fees	$2,199,797	$2,270,714
Compensation and related benefits	1,466,076	1,398,143
Stock-based compensation	3,973,628	(31,529)
Facilities, fees and other related costs	1,294,500	847,389
Total general and administration expenses	$8,934,001	$4,484,717

General and administrative expenses for the six months ended March 31, 2017 increased by $4.4 million compared to the six months ended March 31, 2016, primarily due to an increase in stock-based compensation of $4.0 million, which is primarily due to the fact that the prior year period stock compensation expense reflects a $3.5 million reduction due to remeasurement of PSUs as of March 31, 2016. A portion of the increase is also due to a $0.4 million increase in facilities, fees and other related costs, primarily due to receipt of a refund from one of our vendors in the period ended March 31, 2016.

Interest Expense

Interest expense increased by $0.6 million for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016 primarily due to the amortization of debt discount and accrued interest on the senior secured notes issued in December 2016 and January 2017.

Change in Fair Value of Warrant Liability

During the six months ended March 31, 2017, we recorded income of $0.2 million related to the decrease in the fair value of our common stock warrant liability as a result of the decrease in the price of our common stock during the period. There was no warrant liability or related charges during the six months ended March 31, 2016.

Liquidity and Capital Resources

We have not generated any revenue from biosimilar product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through March 31, 2017, we have funded substantially all of our operations through the sale and issuance of equity and debt securities and borrowings under debt facilities, raising aggregate net proceeds of $150.3 million. We have also received an aggregate of $24.0 million pursuant to our collaboration and licensing agreements. In addition, in April 2017 we issued $3.5 million of additional senior secured promissory notes and warrants to acquire 1,165,500 shares of our common stock in exchange for $3.5 million. We will require additional capital to fund our operations past May 2017. Alternatively, we will be required to further scale back our plans and place certain activities on hold.

As of March 31, 2017, we had an accumulated deficit of $174.5 million and a cash balance of $0.1 million. In addition, we had $10.0 million of senior secured notes due in December 2017 and $4.6 million of indebtedness that is due on demand. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies include, but are not limited to: payments from current and potential new strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, private placements of equity and/or debt, public offerings of equity and/or debt securities, generating revenue by using the capabilities of our BioSymphony platform to provide development and manufacturing services for a fee to other pharmaceutical companies developing mAbs, the potential disposition of some of our assets, and exploring additional cost reduction opportunities. We continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. While we are actively pursuing these transactions and intend to conclude one or more of them in the near-term, there can be no assurance that these future funding efforts will be successful, and if not successful, we may be required to explore all other alternatives.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six months ended March 31,
	2017	2016

Net cash used in operating activities	$(9,952,128)	$(19,070,494)
Net cash used in investing activities	(191,877)	(317,293)
Net cash provided by financing activities	7,873,167	13,159,006
Net decrease in cash	$(2,270,838)	$(6,228,781)

Operating Activities.

During the six months ended March 31, 2017, we used $10.0 million of cash in operating activities, primarily resulting from our net loss of $27.1 million and the net cash provided from changes in our operating assets and liabilities of $10.3 million. These uses of cash in our operating activities were offset by $6.9 million of noncash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability and depreciation and amortization expense. The change in our operating assets and liabilities was primarily due to increases in accounts payable related to the timing of vendor payments for research and development and in deferred revenues due to ratable recognition of upfront payments received under our collaboration arrangements. These outflows were offset by decreases in our prepaid expenses and other current assets, and increases in accrued expenses, and other liabilities that relate to the timing of vendor payments and the recognition of research and development expenses.

During the six months ended March 31, 2016, we used $19.1 million of cash in operating activities, primarily resulting from our net loss of $20.4 million that included $0.7 million of noncash items and offset by $2.1 million in net cash provided by changes in our operating assets and liabilities. The noncash items were primarily comprised of depreciation and amortization of our fixed assets, stock-based compensation, and the re-measurement of our PSU awards. The change in our operating assets and liabilities was primarily due to decreases in prepaid expenses and other current assets and deferred revenue; increases in accounts payable and accrued expenses related to our planned Phase 3 clinical trials and the timing of vendor payments. These inflows were partially offset primarily from an increase in accounts receivable from our collaboration and licensing agreements.

Investing Activities.

During the six months ended March 31, 2017 and 2016, we used cash of $0.2 million and $0.3 million, respectively, in investing activities for the purchase of property and equipment.

Financing Activities.

During the six months ended March 31, 2017, net cash provided by financing activities was $7.9 million, primarily attributable to $10.0 million in aggregate proceeds from our senior secured notes and warrants in December 2016 and January 2017 and $0.8 million from the sale of common stock and exercise of warrants, net of expenses, these inflows were offset by $3.1 million in debt payments, primarily $2.4 million to repay senior bank loans in December 2016.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations and Commitments

Not applicable.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K dated September 30, 2016, filed with the SEC on December 29, 2016, as amended to date, have not materially changed.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter ended March 31, 2017.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	Registration Rights Agreement by and between Oncobiologics, Inc. and the Investors named therein dated February 3, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 3, 2017)

10.2	Amendment to the Warrant Agreement dated May 18, 2016 by and between Oncobiologics, Inc. and American Stock Transfer & Trust Company LLC, as Warrant Agent, dated February 6, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 6, 2017)

10.3	Purchase Agreement dated March 8, 2017 by and between Oncobiologics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on March 9, 2017)

10.4	Registration Rights Agreement dated March 8, 2017 by and between Oncobiologics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on March 9, 2017)

10.5	First Amendment to Note and Warrant Purchase Agreement dated April 13, 2017 by and between Oncobiologics, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on April 17, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCOBIOLOGICS, INC.

Date:	May 15, 2017	By: /s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer and Secretary, (Principal Accounting and Financial Officer)

