Form 10-Q
period 2017-06-30
Oncobiologics, Inc.
filed 2017-08-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of August 11, 2017 was 24,676,365.

Oncobiologics, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Oncobiologics, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2017	2016
Assets
Current assets:
Cash	$139,898	$2,351,887
Prepaid and other current assets	1,048,017	3,326,607
Total current assets	1,187,915	5,678,494

Property and equipment, net	15,137,950	16,958,553
Restricted cash	-	216,086
Other assets	801,197	852,801
Total assets	$17,127,062	$23,705,934

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Senior secured notes	$11,527,154	$-
Current portion of debt	50,806	586,454
Current portion of capital lease obligations	595,500	977,248
Current portion of stockholder notes	4,612,500	4,612,500
Accounts payable	11,792,280	5,071,520
Accrued expenses	7,622,626	6,121,942
Income taxes payable	1,854,629	1,854,629
Deferred revenue	1,212,561	1,212,561
Total current liabilities	39,268,056	20,436,854

Long-term debt	164,953	2,233,803
Capital lease obligations	34,691	320,737
Warrant liability	1,457,026	-
Deferred revenue	4,243,963	5,153,384
Other liabilities	899,907	761,334
Total liabilities	46,068,596	28,906,112

Stockholders’ equity (deficit):
Series A preferred stock, par value $0.01 per share: 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 24,659,052 and 22,802,778 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	246,591	228,028
Additional paid-in capital	150,675,939	141,965,342
Accumulated deficit	(179,864,064)	(147,393,548)
Total stockholders' deficit	(28,941,534)	(5,200,178)
Total liabilities and stockholders' equity (deficit)	$17,127,062	$23,705,934

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Collaboration revenues	$303,140	$494,894	$909,421	$2,484,682

Operating expenses:
Research and development	4,239,615	12,017,724	21,750,696	28,889,977
General and administrative	3,502,719	10,504,663	12,436,720	14,989,380
	7,742,334	22,522,387	34,187,416	43,879,357

Loss from operations	(7,439,194)	(22,027,493)	(33,277,995)	(41,394,675)

Interest expense, net	1,638,302	299,439	3,164,918	1,236,349
Change in fair value of warrant liability	(3,750,578)	-	(3,976,397)	-
Loss before income taxes	(5,326,918)	(22,326,932)	(32,466,516)	(42,631,024)
Income tax expense	-	500	4,000	103,000
Net loss	(5,326,918)	(22,327,432)	(32,470,516)	(42,734,024)
Accretion of redeemable preferred stock and noncontrolling interests	-	(493,207)	-	(2,463,160)
Deemed dividend upon issuance of warrants to common stockholders	-	(7,373,820)	-	(7,373,820)
Net loss attributable to common stockholders	$(5,326,918)	$(30,194,459)	$(32,470,516)	$(52,571,004)

Per share information:
Net loss per share of common stock, basic	$(0.22)	$(1.60)	$(1.36)	$(3.43)
Net loss per share of common stock, diluted	$(0.22)	$(1.60)	$(1.53)	$(3.43)
Weighted average shares outstanding, basic	24,442,056	18,816,708	23,788,046	15,336,117
Weighted average shares outstanding, diluted	24,442,056	18,816,708	23,813,910	15,336,117

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Nine Months Ended June 30, 2017

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2016	22,802,778	$228,028	$141,965,342	$(147,393,548)	$(5,200,178)
Proceeds from exercise of common stock warrants	512,126	5,121	308,364	-	313,485
Issuance of vested restricted stock units	483,913	4,840	(4,840)	-	-
Issuance of common stock in connection with equity facility	122,418	1,224	(1,224)	-	-
Sale of common stock, net of issuance costs	737,817	7,378	1,495,750	-	1,503,128
Stock-based compensation expense	-	-	6,912,547	-	6,912,547
Net loss	-	-	-	(32,470,516)	(32,470,516)
Balance at June 30, 2017	24,659,052	$246,591	$150,675,939	$(179,864,064)	$(28,941,534)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(32,470,516)	$(42,734,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,022,028	1,790,690
Non-cash interest expense	2,310,096	8,594
Stock-based compensation	6,912,547	8,618,150
Change in fair value of warrant liability	(3,976,397)	-
Loss on disposal of fixed assets	-	13,647
Changes in operating assets and liabilities:
Accounts receivable	-	16,330
Prepaid expenses and other current assets	2,278,590	533,761
Other assets	51,604	49,260
Accounts payable	6,661,571	(5,708,893)
Accrued expenses	1,396,417	3,287,479
Income taxes payable	-	100,000
Deferred revenue	(909,421)	(1,484,682)
Other liabilities	138,573	397,330
Net cash used in operating activities	(15,584,908)	(35,112,358)

INVESTING ACTIVITIES
Purchase of property and equipment	(268,106)	(769,769)
Net cash used in investing activities	(268,106)	(769,769)
FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	1,607,396	16,137,913
Proceeds from sale of common stock units in connection with initial public offering and private placement	-	37,074,996
Payment of offering costs and common stock issuance costs	-	(4,622,647)
Payment of debt issuance costs	(40,000)	-
Proceeds from subscriptions receivable	-	4,280,149
Proceeds from exercise of common stock warrants	253,289	-
Proceeds from the sale of senior secured notes and detachable warrants	15,000,000	-
Payments of capital leases obligations	(730,024)	(659,403)
Repayment of debt	(2,665,722)	(551,288)
Repayment of stockholder notes	-	(11,601,696)
Change in restricted cash	216,086	(1,857)
Proceeds from related party receivable	-	783,211
Deconsolidation of Sonnet Biotherapeutics, Inc.	-	(401,091)
Payment of employee tax witholdings related to the vesting of restricted stock	-	(71,760)
Net cash provided by financing activities	13,641,025	40,366,527

Net (decrease) increase in cash	(2,211,989)	4,484,400
Cash at beginning of period	2,351,887	9,070,975
Cash at end of period	$139,898	$13,555,375

Supplemental disclosure of cash flow information
Cash paid for interest	$556,299	$1,500,675
Cash paid for income taxes	$-	$3,000
Supplemental schedule of noncash investing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$23,698	$477,191

Supplemental schedule of noncash financing activities:
Accretion of redeemable common stock	$-	$2,463,160
Issuance of common and Series A preferred stock to redeemable preferred stockholders and noncontrolling interests upon reincorporation	$-	$11,894,638
Reclassification of equity classified stock-based compensation	$-	$15,118,584
Issuance of capital lease obligations in connection with purchase of property and equipment	$62,230	$78,500
Deferred offering costs and common stock issuance costs in accounts payable and accrued expenses	$292,367	$18,145

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1.   Organization and Description of Business

Oncobiologics, Inc. (“Oncobiologics” or the “Company”) was incorporated in New Jersey on January 5, 2010 and started operations in July 2011. In October 2015, the Company reincorporated in Delaware through the merger with and into Oncobiologics, Inc., a newly formed Delaware corporation, with the Delaware corporation surviving the merger. Oncobiologics is a clinical-stage biopharmaceutical company focused on identifying, developing, manufacturing and commercializing complex biosimilar therapeutics in the disease areas of immunology and oncology. The Company has established fully integrated in-house development and manufacturing capabilities that addresses the numerous complex technical and regulatory challenges in developing and commercializing mAb biosimilars. Since inception, the Company has advanced two product candidates into clinical trials: a Phase 3-ready biosimilar to adalimumab (Humira®) and a Phase 3-ready biosimilar to bevacizumab (Avastin®). Additionally, the Company has six preclinical biosimilar product candidates in various stages of development.

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

2.   Liquidity

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $179.9 million as of June 30, 2017. The Company has substantial indebtedness that includes $15.0 million of senior secured notes due in December 2017 and $4.6 million in notes payable to stockholders that are payable on demand. There can be no assurance that the holders of the stockholder notes will not exercise their right to demand repayment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Management believes that the Company’s existing cash of $0.1 million as of June 30, 2017 and the $2.5 million  of cash proceeds received in July and August 2017 from licensing the emerging market rights to ONS-1045 will be sufficient to fund its operations through September 2017. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: sales of equity and/or debt securities, payments from potential strategic

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

research and development, licensing and/or marketing arrangements with pharmaceutical companies, potential disposition of some assets, and exploring additional cost reduction opportunities. In July 2017, the Company entered into a binding exclusivity agreement with a third party for a potential strategic transaction to provide funding to support its development programs. While the Company is actively pursuing this transaction, there can be no guarantee that it will be able to enter into a definitive agreement with this party. Additionally, there can be no assurance that these future funding efforts will be successful, and if not successful, the Company may be required to explore all other alternatives.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2017 and its results of operations for the three and nine months ended June 30, 2017 and 2016 and cash flows for the nine months ended June 30, 2017 and 2016. Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K, as amended to date, filed with the Securities and Exchange Commission (“SEC”), on December 29, 2016.

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

Income taxes

The Company recorded income tax expense of $0 and $500 for the three months ended June 30, 2017 and 2016, respectively, and $4,000 and $103,000 for the nine months ended June 30, 2017 and 2016, respectively, which is primarily attributable to state and foreign withholding taxes in connection with the Company’s collaboration and licensing agreements.

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

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Basic Earnings Per Share
Net loss	$(5,326,918)	$(30,194,459)	$(32,470,516)	$(52,571,004)
Common stock outstanding (weighted average)	24,442,056	18,816,708	23,788,046	15,336,117
Basic net loss per share	$(0.22)	$(1.60)	$(1.36)	$(3.43)
Diluted Earnings Per Share
Net loss	(5,326,918)	(30,194,459)	(32,470,516)	(52,571,004)
Add change in fair value of warrant liability	-	-	(3,976,397)	-
Diluted net loss	(5,326,918)	(30,194,459)	(36,446,913)	(52,571,004)

Common stock outstanding (weighted average)	24,442,056	18,816,708	23,788,046	15,336,117
Add shares from dilutive warrants	-	-	25,864	-
Common stock equivalents	24,442,056	18,816,708	23,813,910	15,336,117
Diluted net loss per share	$(0.22)	$(1.60)	$(1.53)	$(3.43)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2017 and 2016, as they would be antidilutive:

	June 30,
	2017	2016
Performance-based stock units	214,413	247,598
Restricted stock units	1,068,260	1,096,171
Common stock warrants	7,760,988	8,186,935

Recently issued and adopted accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The Company adopted this new standard effective in the quarter ended after December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842).  This new ASU represents a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet.  It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. This ASU is effective for fiscal years beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods thereafter. Earlier application is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for interim and annual periods beginning after December 31, 2016 with early adoption permitted. The Company adopted this ASU in the quarter ended March 31, 2017. The guidance did not have a material impact on the Company’s consolidated financial statements upon adoption.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This new ASU is intended provide clarity and reduce both the diversity in practice of and cost and complexity of applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2017
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$1,457,026

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the nine months ended June 30, 2017:

Balance at October 1, 2016	$-
Issuance of warrants	5,493,619
Exercise of warrants	(60,196)
Change in fair value	(3,976,397)
Balance at June 30, 2017	$1,457,026

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

June 30,
2017
Risk-free interest rate	1.66%
Remaining contractual life of warrant	4.61 years
Expected volatility	82%
Annual dividend yield	0%
Fair value of common stock	$1.00 per share

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

5.   Property and Equipment, Net

Property and equipment, net, consists of:

	June 30,	September 30,
	2017	2016
Laboratory equipment	$11,574,474	$11,452,858
Leasehold improvements	10,032,640	10,031,739
Computer software and hardware	471,152	421,206
Construction in progress	1,034,552	1,014,690
	23,112,818	22,920,493
Less: accumulated depreciation and amortization	(7,974,868)	(5,961,940)
	$15,137,950	$16,958,553

Depreciation and amortization expense was $672,098 and $598,615 for the three months ended June 30, 2017 and 2016, respectively, and $2,022,028 and $1,790,690 for the nine months ended June 30, 2017 and 2016, respectively.

At June 30, 2017 and September 30, 2016, $3,692,913 and $3,630,683, respectively, represents laboratory equipment under capital leases. The term of the leases are between 22 and 36 months and qualify as capital leases. The leases bear interest between 5.0% and 19.4%. At June 30, 2017 and September 30, 2016, $976,581 and $732,002, respectively, of accumulated amortization related to this leased equipment has been recognized.

6.   Accrued Expenses

Accrued expenses consists of:

	June 30,	September 30,
	2017	2016
Compensation	$4,518,254	$3,884,386
Research and development	1,784,030	1,343,910
Interest payable	783,210	234,754
Deferred offering costs	-	26,028
Professional fees	160,743	486,705
Director fees	292,500	73,125
Other accrued expenses	83,889	73,034
	$7,622,626	$6,121,942

7.   Senior Secured Notes

June 30,
2017
Senior secured notes	$15,000,000
Unamortized debt discount	(3,472,846)
$11,527,154

In October, November and December 2016, the Company issued $1.85 million aggregate principal amount of unsecured bridge notes to accredited investors. These unsecured notes bore interest at a rate of 15% per year and had a one-year maturity date from the date of issuance. These unsecured notes were exchanged for senior secured promissory notes in December 2016 as described below.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

On December 22, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “NWPA”) with accredited investors providing for the issuance and sale of up to $10.0 million of senior secured promissory notes (the “Notes”), which bear interest at a rate of 5% per year and mature December 22, 2017 and warrants (the “Warrants”) to acquire an aggregate 2.3 million shares of the Company’s common stock at an exercise price of $3.00 per share, which have a five-year term. The Company closed the initial sale and purchase of the Notes and Warrants on December 22, 2016, issuing $8.35 million aggregate principal amount of Notes and Warrants to acquire up to 1,920,500 shares of the Company’s common stock in exchange for $6.5 million of cash and an aggregate of $1.85 million of existing unsecured bridge notes issued by the Company in October, November and December 2016. The proceeds were first allocated to the warrant liability based on their initial fair value of $3.3 million with a corresponding amount recorded as a debt discount. In addition, the Company incurred $40,000 of debt issuance costs that have been recorded as a debt discount. The debt discount is being amortized into interest expense over the term of the Notes.

The Company used $2.4 million of the proceeds from the sale of the Notes to pay off its remaining senior secured bank loans, and will use the remainder for working capital purposes. In January 2017, the Company issued the remaining Notes and Warrants for $1.65 million of cash.

On April 13, 2017, the Company entered into the First Amendment to the NWPA (the “Amendment”) with the required holders of its Notes named therein, to amend certain terms of the NWPA. The primary purpose of the Amendment was to increase the aggregate principal amount of Notes that may be sold under the NWPA from $10.0 million to $15.0 million, and permit the issuance of additional Warrants to acquire an aggregate 1,665,000 shares of the Company’s common stock and extend the time that the Company may issue additional Notes and Warrants without approval of the holders of existing notes from 90 days to 180 days. Notes sold under the Amendment will bear interest at a rate of 5% per annum and mature December 2017 (12 months from the date of the NWPA).

During April and May 2017, the Company issued an additional $5.0 million of Notes and Warrants to acquire an aggregate of 1,304,500 shares of its common stock. The proceeds were first allocated to the warrant liability based on their initial fair value of $1.4 million with a corresponding amount recorded as a debt discount. In addition, the Company incurred $3,635 of debt issuance costs that have been recorded as a debt discount. The debt discount is being amortized into interest expense over the term of the Notes.

Under the NWPA and the Amendment, the Company agreed to customary negative covenants restricting its ability to repay indebtedness to officers, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted, or enter into any transactions with affiliates. In addition to the negative covenants in the NWPA, the Notes include customary events of default. In connection with the closing of the initial sale of the Notes and Warrants, the Company entered into a Security Agreement and an Intellectual Property Security Agreement, each dated December 22, 2016, granting the holders of the Notes a security interest in all of its assets, as well as a Registration Rights Agreement dated February 3, 2017.

Interest expense on the Notes for the three and nine months ended June 30, 2017 was $1,500,500 and $2,548,428, respectively.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

8.    Stockholders’ Equity (Deficit)

Lincoln Park Capital, LLC transaction

On March 8, 2017, the Company entered into a Purchase Agreement and a Registration Rights Agreement with an accredited investor, Lincoln Park Capital, LLC (“Lincoln Park”), providing for the purchase of up to $15.4 million of the Company’s common stock over the 30-month term of the Purchase Agreement.

In connection with the Purchase Agreement, the Company issued 113,205 shares of its common stock as initial commitment shares, to Lincoln Park and the Company will issue, pro rata, up to an additional 113,206 shares of its common stock as additional commitment shares to Lincoln Park in connection with any additional purchases.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to an additional $15.0 million worth of shares of the Company’s common stock. As contemplated by the Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $1.50 per share, the Company may direct Lincoln Park, at the Company’s sole discretion to purchase up to 30,000 shares of its common stock on any business day. The price per share for such purchases will be equal to the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of the Purchase Agreement). The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $1.0 million.

In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 4.99% of its common stock. There are neither trading volume requirements nor restrictions under the Purchase Agreement nor upper limits on the price per share that Lincoln Park must pay for shares of common stock.

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

During the nine months ended June 30, 2017, the Company sold 737,817 shares of common stock to Lincoln Park for $1,620,931, and incurred $117,540 of issuance costs. In addition, the Company issued 122,418 shares of common stock to Lincoln Park as commitment shares pursuant to the Purchase Agreement.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Common stock warrants

As of June 30, 2017, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Exercise price per share	Expiration date

Series A warrants	3,333,333	$6.60	February 18, 2018
Series B warrants	3,333,333	$8.50	May 18, 2018
Common stock warrants issued with IPO	1,094,322	$0.01	November 11, 2019
Common stock warrants issued with senior secured notes	3,521,501	$3.00	December 22, 2021
	11,282,489

During the nine months ended June 30, 2017, warrants to purchase 429,127 and 82,999 shares with exercise prices of $0.01 and $3.00 per share respectively, were exercised.

9.   Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, restricted stock units (“RSUs”), performance-based awards, cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 1,159,420. As of June 30, 2017, performance-based stock unit awards (“PSUs”) representing 214,413 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The maximum number of shares of common stock that may be issued under the 2015 Plan is 2,638,101 shares. As of June 30, 2017, RSUs representing 1,068,260 shares of the Company’s common stock were outstanding under the 2015 Plan and 1,085,928 shares remained available for grant under the 2015 Plan.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three and nine months ended June 30, 2017 and 2016:

	Three months ended June 30,		Nine Months ended June 30,
	2017	2016	2017	2016

Research and development	$205,104	$3,771,214	$1,022,919	$1,846,408
General and administrative	1,916,000	6,803,391	5,889,628	6,771,742
	$2,121,104	$10,574,605	$6,912,547	$8,618,150

	Three months ended June 30,		Nine Months ended June 30,
	2017	2016	2017	2016

Equity-classified compensation	$2,121,104	$10,574,605	$6,912,547	$6,226,288
Liability-classified compensation	-	-	-	2,391,862
	$2,121,104	$10,574,605	$6,912,547	$8,618,150

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

The following table summarizes the PSU activity for the nine months ended June 30, 2017:

	Number	Base
	of	Price
	PSUs	Per PSU
Balance at October 1, 2016	247,309	$6.33
Forfeitures	(32,896)	6.49
Balance at June 30, 2017	214,413	$6.30

As of June 30, 2017, there was $288,270 of unamortized expense that will be recognized over a weighted-average period of 1.05 years.

Restricted stock units

The following table summarizes the activity related to RSUs during the nine months ended June 30, 2017:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Balance at October 1, 2016	1,094,351	$28.61
Granted	615,000	2.11
Vested and settled	(483,913)	29.05
Forfeitures	(157,178)	3.69
Balance at June 30, 2017	1,068,260	$16.82

The Company has granted RSUs that generally vest over a period of two to four years from the date of grant. In addition, vesting of the RSUs was also dependent upon the closing of the Company’s IPO, which is a performance

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

condition that is outside the Company’s control. Therefore, the Company did not recognize any stock-based compensation until the consummation of the IPO in May 2016. As of June 30, 2017, there was $6,453,949 of unamortized expense that will be recognized over a weighted-average period of 1.04 years.

10.   Subsequent Events

Exclusivity and strategic licensing agreement

On July 25, 2017, the Company entered into a binding exclusivity agreement with a third party. Under the exclusivity agreement, the Company agreed not to pursue any alternative transactions (broadly defined to encompass most equity and debt financing transactions, as well as acquisitions), subject to certain limited exceptions, for a period of 75 days (which may be extended for two 20-day periods). There is no guarantee that the Company will enter into any definitive agreements with the third party. In the event the Company and the third party do not enter into a binding transaction but the Company enters into an alternative transaction within three months following termination of the exclusivity agreement, the Company agreed to pay the third party a break-up fee of $7.5 million.

On the same date, the Company also entered into a strategic licensing agreement with the same third party, under which it granted the third party and its affiliates a perpetual, irrevocable, exclusive, sublicensable license in the agreed territory for the research, development, manufacture, use or sale of the ONS-1045 biosimilar product candidate in the agreed territory. The agreed territory includes all emerging markets but specifically excludes major developed markets, such as the United States, Canada, Europe, Japan, Australia and New Zealand, and smaller markets where the Company has existing licensing arrangements, such as Mexico, greater China and India.

Under the terms of the strategic licensing agreement, the Company received an initial upfront payment from the third party of $1.25 million, and an additional $1.25 million upon meeting a notice and acknowledgment milestone . In addition, the Company is eligible to receive royalties at upper single-digit percentage rates of annual net sales of products by the licensee and its affiliates in the agreed territory.

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

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” ’potentially” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a difference include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 29, 2016, as amended to date, and elsewhere in this report. Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

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

•	ONS-3010 We have successfully completed a randomized, double-blind, single-dose and single-center Phase 1 clinical trial comparing ONS-3010 to Humira® in three treatment arms. In this trial, ONS-3010 met its primary and secondary endpoints, demonstrating a similar pharmacokinetic (meaning how the body affects the molecule), or PK, profile, as well as an immunogenicity profile equivalent to both U.S.- and E.U.-Humira® across all three treatment arms. In addition, ONS-3010 demonstrated a rate of injection site reactions lower than that of Humira®. We have received regulatory feedback and agreement on our Phase 3 clinical trial design in the sensitive plaque psoriasis patient population from the U.S. Food and Drug Administration, or FDA, the European Medical Agency, or EMA, and national agencies such as the Medicines and Healthcare Products Regulatory Agency, or MHRA, and the Swedish regulatory authority. We plan to initiate our Phase 3 program in 500+ plaque psoriasis patients in 2018 upon the receipt of further partnership and other funding. The ONS-3010 Phase 3 program has been reviewed by the FDA and is designed to support both biosimilarity and interchangeability to Humira®. Humira® is currently approved in the United States for multiple indications. We initially intend to seek approval of ONS-3010 for the treatment of plaque psoriasis, and will seek to expand such approval to the same indications as Humira® as appropriate. We have informed the regulatory authorities of our intent to seek extrapolation to all approved Humira® indications, and have also reviewed our Phase 3 interchangeability study design with the FDA.

•	ONS-1045 We have completed a randomized, double-blind, single-dose and single-center Phase 1 clinical trial. In this trial, ONS-1045 met its primary and secondary endpoints demonstrating a similar PK profile, as well as an immunogenicity profile equivalent to both U.S.- and EU- Avastin®. We are preparing ONS-1045 for a global Phase 3 clinical trial treating 700+ non-squamous non-small cell lung cancer patients to commence in mid-2018 upon receipt of funding from a development partner. Avastin® is currently approved in the United States for multiple indications. We initially intend to seek approval of ONS-1045 for the treatment of non-squamous non-small cell lung cancer, and will seek to expand such approval to the same indications as Avastin® when appropriate. We have informed the regulatory authorities of our intent to seek extrapolation to all approved Avastin® indications, and have also discussed our study design with the FDA.

Through June 30, 2017, we have funded substantially all of our operations through the sale and issuance of our common stock, preferred stock and senior secured notes and warrants, generating approximately $156.4 million in net proceeds.

As described in their audit report included in our annual report on Form 10-K for the year ended September 30, 2016 filed on December 29, 2016 with the SEC, as amended to date, our auditors have included an explanatory paragraph that states that we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2016 of $147.4 million and $4.6 million of indebtedness that is due on demand. We will need to raise substantial additional capital to fund our planned future operations, commence Phase 3 clinical trials, receive approval for and commercialize ONS-3010 and ONS-1045 and continue to develop our other pipeline candidates. We plan to finance our future operations with a combination of proceeds from current and potential future collaborations, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-3010, ONS-1045 or any other current or future biosimilar product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current cash resources as of June 30, 2017 along with the $2.5 million of cash proceeds received in July and August 2017 from licensing the emerging market rights to ONS-1045 will be sufficient to fund our operations through September 2017. In conjunction with the July 2017 ONS-1045 emerging markets license agreement, we entered into a binding exclusivity agreement with the same third party for a potential strategic transaction to provide funding to support our development programs. While we are actively pursuing this transaction, there is no guarantee that we will be able to enter into a definitive agreement with this party. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements or other opportunities, we will be required to further scale back our plans and place certain activities on hold as we explore other alternatives.

We do not have any products approved for sale and we have only generated limited revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the nine months ended June 30, 2017 was $32.5 million. We also had net losses of $53.3 million and $47.4 million for the years ended September 30, 2016 and 2015, respectively. Our development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

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

As of June 30, 2017, we have received an aggregate of $5.0 million of payments from IPCA under our various agreements.

Liomont — Humira (ONS-3010) and Avastin (ONS-1045)

In June 2014, we entered into a strategic license agreement with Laboratories Liomont, S.A. de C.V., or Liomont, under which we granted Liomont and its affiliates an exclusive, sublicenseable license in Mexico for the research, development, manufacture, use or sale of the ONS-3010 and ONS-1045 biosimilar product candidates in Mexico. Under the terms of the agreement, we received an upfront payment from Liomont, and we are eligible to earn milestone payments for each of ONS-3010 and ONS-1045. In addition, we are eligible to receive tiered royalties at upper single-digit to low teens percentage rates of annual net sales of products by Liomont and its affiliates in Mexico. As of June 30, 2017, we have received an aggregate of $3.0 million of upfront and milestone payments from Liomont.

Huahai — Humira (ONS-3010) and Avastin (ONS-1045)

In May 2013, we entered into a series of agreements with Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, to form an alliance for the purpose of developing and obtaining regulatory approval for, and commercial launch and marketing of licensed products in an agreed territory, as described below. The agreements include a strategic alliance agreement, which sets out the governance framework for the relationship, along with a joint participation agreement regarding joint development and commercialization of ONS-3010, and a co-development and license agreement for each of ONS-3010 and ONS-1045. As of June 30, 2017, we have received an aggregate of $16.0 million of upfront and milestone payments from Huahai.

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

Emerging Markets – Avastin (ONS-1045)

On July 25, 2017, we entered into a strategic licensing agreement with an unaffiliated third party, under which it granted the third party and its affiliates a perpetual, irrevocable, exclusive, sublicensable license in the agreed territory for the research, development, manufacture, use or sale of the ONS-1045 biosimilar product candidate in the agreed territory. The agreed territory includes all emerging markets but specifically excludes major developed markets, such as the United States, Canada, Europe, Japan, Australia and New Zealand, and smaller markets where we have existing licensing arrangements, such as Mexico, greater China and India. Under the terms of the strategic licensing agreement, we received an initial upfront payment from the third party of $1.25 million, and an additional $1.25 million upon meeting a notice and acknowledgment milestone. In addition, we are eligible to receive royalties at upper single-digit percentage rates of annual net sales of products by the licensee and its affiliates in the agreed territory.

On the same date, we also entered into a binding exclusivity agreement with the same third party. Under the exclusivity agreement, we agreed not to pursue any alternative transactions (broadly defined to encompass most equity and debt financing transactions, as well as acquisitions), subject to certain limited exceptions, for a period of 75 days (which may be extended for two 20-day periods). There is no guarantee that we will enter into any definitive agreements with the third party. In the event we and the third party do not enter into a binding transaction but we enter into an alternative transaction within three months following termination of the exclusivity agreement, we agreed to pay the third party a break-up fee of $7.5 million.

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

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the three and nine months ended June 30, 2017 and 2016:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016

IPCA Collaboration	$65,268	$105,433	$195,804	$316,299
Liomont Collaboration	59,160	95,566	177,481	1,286,698
Huahai Collaboration	178,712	293,895	536,136	881,685
	$303,140	$494,894	$909,421	$2,484,682

The following table summarizes the milestone payments and recognition of deferred revenues from our collaboration and licensing agreements during the three and nine months ended June 30, 2017 and 2016:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016

Milestone payments	$-	$-	$-	$1,000,000
Recognition of deferred revenues	303,140	494,894	909,421	1,484,682
	$303,140	$494,894	$909,421	$2,484,682

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

Income Taxes

During the three and nine months ended June 30, 2017, we incurred $0 and $4,000, respectively, of state withholding taxes in connection with our collaboration and licensing agreements. During the three and nine months ended June 30, 2016, we incurred $500 and $103,000, respectively, of state and foreign withholding taxes in connection with our collaboration and licensing agreements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

	Three months ended June 30,
	2017	2016	Change

Collaboration revenues	$303,140	$494,894	$(191,754)

Operating expenses:
Research and development	4,239,615	12,017,724	(7,778,109)
General and administrative	3,502,719	10,504,663	(7,001,944)
	7,742,334	22,522,387	(14,780,053)

Loss from operations	(7,439,194)	(22,027,493)	14,588,299

Interest expense	1,638,302	299,439	1,338,863
Change in fair value of warrant liability	(3,750,578)	-	(3,750,578)
Loss before income taxes	(5,326,918)	(22,326,932)	17,000,014
Income tax expense	-	500	(500)
Net loss	$(5,326,918)	$(22,327,432)	$17,000,514

Collaboration Revenues

Collaboration revenues decreased $0.2 million, to $0.3 million, for the three months ended June 30, 2017, as compared to $0.5 million for the three months ended June 30, 2016. The change is due to a $0.2 million reduction in the amortization of deferred revenue as compared to the prior year period as a result of the increase in the expected performance period.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016

Preclinical and clinical development	$432,910	$3,893,492
Compensation and related benefits	1,883,234	2,409,772
Stock-based compensation	205,104	3,771,214
Other research and development	1,718,367	1,943,246
Total research and development expenses	$4,239,615	$12,017,724

The following table summarizes our research and development expenses by compound for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016

ONS-3010	$150,978	$2,722,280
ONS-1045	198,726	812,798
Early-stage compounds	83,206	358,414
Personnel related and stock-based compensation	2,088,338	6,180,986
Other research and development	1,718,367	1,943,246
Total research and development expenses	$4,239,615	$12,017,724

Research and development expenses for the three months ended June 30, 2017 decreased by $7.8 million compared to the three months ended June 30, 2016. The reduction in research and development expenses resulted from a $3.5 million decrease in preclinical and clinical development costs as we postponed the initiation of our planned Phase 3 clinical trials for ONS-3010 and ONS-1045 until we secure additional funding, a $3.6 million decrease in stock-based compensation as a result of meeting the exercisability condition of our performance based stock unit awards, or PSUs, with our IPO in the prior period, a $0.5 million decrease in other employee compensation and related benefits as we experienced some attrition related to the postponement of our clinical plans, and a $0.2 million decrease in other research and development costs related to our ongoing cost reduction efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016

Professional fees	$489,280	$905,395
Compensation and related benefits	573,029	2,036,226
Stock-based compensation	1,916,000	6,803,391
Facilities, fees and other related costs	524,410	759,651
Total general and administration expenses	$3,502,719	$10,504,663

General and administrative expenses for the three months ended June 30, 2017 decreased by $7.0 million compared to the three months ended June 30, 2016. The reduction was primarily driven by a decrease in stock-based compensation of $4.9 million due to the recognition of significant stock-based compensation in the prior period related to the completion of our IPO and satisfaction of the PSU exercisability condition. Other compensation and related benefits decreased by $1.5 million primarily due to the recognition of an IPO-related performance bonus in the prior period, and a reduction of $0.7 million in combined professional fees and other expenses related to our ongoing cost reduction efforts.

Interest Expense

Interest expense increased by $1.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to the amortization of debt discount and interest expense on the senior secured notes issued in December 2016 through May 2017.

Change in Fair Value of Warrant Liability

During the three months ended June 30, 2017, we recorded income of $3.7 million related to the decrease in the fair value of our common stock warrant liability as a result of a decrease in the price of our common stock during the period. There was no warrant liability or related charges during the three months ended June 30, 2016.

Comparison of Nine Months Ended June 30, 2017 and 2016

	Nine months ended June 30,
	2017	2016	Change

Collaboration revenues	$909,421	$2,484,682	$(1,575,261)

Operating expenses:
Research and development	21,750,696	28,889,977	(7,139,281)
General and administrative	12,436,720	14,989,380	(2,552,660)
	34,187,416	43,879,357	(9,691,941)

Loss from operations	(33,277,995)	(41,394,675)	8,116,680

Interest expense	3,164,918	1,236,349	1,928,569
Change in fair value of warrant liability	(3,976,397)	-	(3,976,397)
Loss before income taxes	(32,466,516)	(42,631,024)	10,164,508
Income tax expense	4,000	103,000	(99,000)
Net loss	$(32,470,516)	$(42,734,024)	$10,263,508

Collaboration Revenues

Collaboration revenues decreased $1.6 million, to $0.9 million, for the nine months ended June 30, 2017, as compared to $2.5 million for the nine months ended June 30, 2016. The change is due to a $1.0 million reduction in milestone payments and a $0.6 million reduction in the amortization of deferred revenue as compared to the prior year as a result of the increase in the expected performance period.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the nine months ended June 30, 2017 and 2016:

	Nine months ended June 30,
	2017	2016

Preclinical and clinical development	$9,566,555	$15,035,645
Compensation and related benefits	6,802,489	6,857,474
Stock-based compensation	1,022,919	1,846,408
Other research and development	4,358,733	5,150,450
Total research and development expenses	$21,750,696	$28,889,977

The following table summarizes our research and development expenses by compound for the nine months ended June 30, 2017 and 2016:

	Nine months ended June 30,
	2017	2016

ONS-3010	$5,741,536	$9,401,458
ONS-1045	3,040,361	4,633,316
Early-stage compounds	784,658	1,000,871
Personnel related and stock-based compensation	7,825,408	8,703,882
Other research and development	4,358,733	5,150,450
Total research and development expenses	$21,750,696	$28,889,977

Research and development expenses for the nine months ended June 30, 2017 decreased by $7.1 million compared to the nine months ended June 30, 2016. The reduction in research and development expenses resulted from a $5.5 million decrease in preclinical and clinical development costs as we postponed the initiation of our planned Phase 3 clinical trials for ONS-3010 and

ONS-1045 until we secure additional funding, a decrease of $0.8 million from lower stock-based compensation costs connected with our IPO in the prior period, and a decrease of $0.8 million in other research and development costs primarily from our ongoing cost reduction efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the nine months ended June 30, 2017 and 2016:

	Nine months ended June 30,
	2017	2016

Professional fees	$2,689,077	$3,176,109
Compensation and related benefits	2,039,105	3,402,167
Stock-based compensation	5,889,628	6,771,742
Facilities, fees and other related costs	1,818,910	1,639,362
Total general and administration expenses	$12,436,720	$14,989,380

General and administrative expenses for the nine months ended June 30, 2017 decreased by $2.6 million compared to the nine months ended June 30, 2016, due to a decrease in other compensation and related benefits decreased by $1.4 million primarily due to the fact that the prior year includes recognition of an IPO related performance bonus, a decrease in stock-based compensation of $0.9 million due to the recognition of significant stock-based compensation expense in the prior period related to the completion of our IPO, which satisfied an exercisability condition under our PSUs, and a reduction of $0.5 million in professional fees related to our ongoing cost reduction efforts.

Interest Expense

Interest expense increased by $1.9 million for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016 primarily due to the amortization of debt discount and interest expense on the senior secured notes issued December 2016 through May 2017.

Change in Fair Value of Warrant Liability

During the nine months ended June 30, 2017, we recorded income of $4.0 million related to the decrease in the fair value of our common stock warrant liability as a result of the decrease in the price of our common stock during the period. There was no warrant liability or related charges during the nine months ended June 30, 2016.

Liquidity and Capital Resources

We have not generated any revenue from biosimilar product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through June 30, 2017, we have funded substantially all of our operations through the sale and issuance of equity and debt securities and borrowings under debt facilities, raising aggregate net proceeds of $156.4 million. We have also received an aggregate of $24.0 million pursuant to our collaboration and licensing agreements. We will require additional capital to fund our operations past September 2017. Alternatively, we will be required to further scale back our plans and place certain activities on hold.

As of June 30, 2017, we had an accumulated deficit of $179.9 million and a cash balance of $0.1 million. In addition, we had $15.0 million of senior secured notes due in December 2017 and $4.6 million of indebtedness that is due on demand. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. Management is currently evaluating strategic opportunities to obtain the required funding for future operations. These strategic opportunities include, but are not limited to: sales of equity and/or debt securities, payments from potential strategic research and development agreements, licensing and/or marketing arrangements with global and regional pharmaceutical companies, exploring licensing and/or co-development rights to our late- and early-stage pipeline product candidates with global and regional pharmaceutical companies, potential disposition of some of our assets, and exploring additional cost reduction opportunities. In July 2017, we entered into a binding exclusivity agreement with a third party for a potential strategic transaction to provide funding to support our development programs. While we are actively pursuing a transaction, there is no guarantee that we will be able to enter into a definitive agreement with this party. There can be no assurance that any of our future funding efforts will be successful, and if not successful, we may be required to explore all other alternatives, further scale back our plans and place certain activities on hold while we explore those other alternatives.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine months ended June 30,
	2017	2016

Net cash used in operating activities	$(15,584,908)	$(35,112,358)
Net cash used in investing activities	(268,106)	(769,769)
Net cash provided by financing activities	13,641,025	40,366,527
Net (decrease) increase in cash	$(2,211,989)	$4,484,400

Operating Activities.

During the nine months ended June 30, 2017, we used $15.6 million of cash in operating activities, primarily resulting from our net loss of $32.5 million. This use of cash was partially offset by the net cash provided from changes in our operating assets and liabilities of $9.6 million and $7.3 million of noncash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability and depreciation and amortization expense. The change in our operating assets and liabilities was primarily due to increases in accounts payable and accrued expenses, and a decrease in prepaid expenses related to the timing of vendor payments for research and development. These inflows were partially offset by a decrease in deferred revenues due to ratable recognition of upfront payments received under our collaboration arrangements.

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

Investing Activities.

During the nine months ended June 30, 2017 and 2016, we used cash of $0.3 million and $0.8 million, respectively, in investing activities for the purchase of property and equipment.

Financing Activities.

During the nine months ended June 30, 2017, net cash provided by financing activities was $13.6 million, primarily attributable to $15.0 million in proceeds from our senior secured notes and warrants and $1.9 million from the sale of common stock and exercise of warrants, net of offering costs. These inflows were offset by $3.4 million in debt payments, $2.4 million of which was used to repay senior bank loans in December 2016.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended June 30, 2017.

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

ONCOBIOLOGICS, INC.

Date:	August 14, 2017	By: /s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer and Secretary, (Principal Accounting and Financial Officer)