Form 10-K
period 2017-09-30
Oncobiologics, Inc.
filed 2017-12-29
CIK 1649989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission File Number: 001-37759

ONCOBIOLOGICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3982704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7 Clarke Drive
Cranbury, New Jersey 08512
(609) 619 - 3990
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	NASDAQ Global Market
Series A warrants to purchase Common Stock	NASDAQ Global Market
Series B warrants to purchase Common Stock	NASDAQ Global Market
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of March 31, 2017 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the NASDAQ Global Market on that date, was approximately $44.5 million. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.
As of December 27, 2017, the registrant had 25,530,727 shares of common stock, par value $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement, or the Proxy Statement, for the 2018 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2017.

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
Convenience translations between Swiss Francs, or CHF, and U.S. dollars provided herein are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 29, 2017, or CHF 0.9688 = $1.00. We do not represent that CHF were, could have been, or could be, converted into U.S. dollars at such rate or at any other rate.
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
ii

PART I
Item 1.   Business
Overview
We are a clinical-stage biopharmaceutical company focused on identifying, developing, manufacturing and commercializing complex biosimilar therapeutics. Our current focus is on technically challenging and commercially attractive monoclonal antibodies, or mAbs, in the disease areas of immunology and oncology. A mAb is a type of protein that is produced by a single clone of cells or cell line and made to bind to a specific substance in the body. Our strategy is to cost-effectively develop these biosimilars on an accelerated timeline, which is fundamental to our success and we believe positions us to be a leading biosimilar company. We have leveraged our team’s biopharmaceutical expertise to establish fully integrated in-house development and manufacturing capabilities, which we refer to as our BioSymphony Platform. We believe this platform addresses the numerous complex technical and regulatory challenges in developing and commercializing mAb biosimilars and was designed to provide significant pricing flexibility. We have identified a pipeline of biosimilar product candidates for further development and have advanced two of these product candidates through Phase 1 clinical trials and into preparations for Phase 3 clinical trials: ONS-3010, a biosimilar to adalimumab (Humira®), and ONS-1045, a biosimilar to bevacizumab (Avastin®).
We were founded by a team of industry veterans with decades of cumulative experience in the development and commercialization of biologics products, or biologics. Our leadership team has been instrumental in obtaining global regulatory approval for multiple complex biologics at leading multinational biopharmaceutical companies. In addition, our scientific team has specific experience in process development for complex biologics, protein manufacturing and analytical research and development, which are essential components for the development and manufacturing of complex biosimilars.
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
Our most advanced product candidate, ONS-3010, an adalimumab (Humira) biosimilar, targets the tumor necrosis factor alpha, or TNFα, which is a potent inflammation mediator. In the first quarter of 2015, ONS-3010 met its primary and secondary endpoints in a Phase 1 clinical trial. In addition, ONS-3010 demonstrated a lower rate of injection site reactions than that of Humira. Our second product candidate, ONS-1045, a bevacizumab (Avastin) biosimilar, interferes with tumor growth by binding to vascular endothelial growth factor, or VEGF, a protein that stimulates the formation of new blood vessels. In October 2015, ONS-1045 met its primary and secondary endpoints in a Phase 1 clinical trial.
In addition to our clinical candidates, we have several biosimilar product candidates in development. Our most advanced preclinical product candidate, ONS-1050, a trastuzumab (Herceptin®) biosimilar, interferes with the human epidermal growth factor receptor 2, or HER2, a protein that stimulates cell proliferation, and when overexpressed, can cause certain cancers. ONS-4010 is a biosimilar to denosumab (Prolia®/Xgeva®), which is a fully human mAb with affinity and specificity for human RANKL (receptor activator of nuclear factor kappa-B ligand), and used for the treatment of osteoporosis, treatment-induced bone loss, bone metastases and giant cell tumor of the bone. Commencement of Phase 1 clinical trials of ONS-1050 and ONS-4010 are dependent on successful completion of comparative analytical and in vitro functional studies, receipt of necessary regulatory authorizations and additional funding. In addition to these preclinical products, we plan to expand our pipeline of complex biosimilar product candidates as additional products approach the loss of their respective patent exclusivities.

Our Strategy
Our goal is to utilize the BioSymphony Platform to identify, develop, manufacture and commercialize technically challenging and commercially attractive mAb biosimilars on an accelerated timeline in a cost-effective manner, initially in the disease areas of immunology and oncology. In order to achieve this goal, we have adopted a strategy to leverage the BioSymphony Platform and its capabilities to provide funding for our biosimilar development program while we continue to develop our pipeline. The key elements of our strategy include:
•
Maximizing our Biosymphony Model.   We are augmenting our BioSymphony Platform to add capacity and capability to provide contract services beginning in 2019 to provide development and bulk drug manufacturing for development stage biotechnology and biopharmaceutical companies. We believe that this strategy will allow us to fund and achieve commercial readiness for our pipeline of biosimilar product candidates.

•
Rapidly advancing our lead biosimilar product candidates through late-stage clinical development in emerging markets.   We recently outlicensed the remaining emerging markets rights to our most advanced clinical-stage product candidates, ONS-3010 and ONS-1045, and intend to rapidly commercialize these assets with our partner to begin generating revenue in 2020. We believe that this strategy will accelerate the development of our biosimilar pipeline and enhance market awareness of our biosimilar product candidates when we prepare to launch in developed markets.

•
Expanding our pipeline to include innovative mAb candidates.   We plan to initiate development of an innovative mAb candidate in early 2018. We believe that this opportunity can be exploited with a small investment and could potentially begin generating revenues in 2021.

•
Advancing our pre-clinical biosimilar pipeline towards clinical development.   We will continue to build our pipeline of early stage biosimilar product candidates for further development and commercialization. We believe that the long term value of our company will be driven by the launch of multiple biosimilar products from our pipeline.

•
Seeking opportunities to maximize the value of our pre-clinical and clinical pipeline via co-development partnerships and/or licensing the development and commercialization rights where appropriate.   We currently intend to enter into strategic collaborations and partnerships with biotechnology and pharmaceutical companies in the United States and other regions. We believe this strategy will allow us to maximize the impact of our financial resources and result in increased commercial value of our development programs.

The Biosimilar Industry
Background
Biologic products are produced by living cells and have been approved for the treatment of various disease states. Biosimilars are the approved “copies” of such reference products. According to the EvaluatePharma® report “World Preview 2017, Outlook to 2022” from EVALUATE™ Ltd, the 2016 global biologics market represented approximately $202 billion in sales and the global biologics market is projected to reach $326 billion in sales by 2022, with 52% of the top 100 product sales coming from biologics in 2022. Additionally, according to a recent report from ESPICOM, an international health research and publishing company, more than 280 potential novel biologic therapies have been identified in the clinical pipeline, almost half of which are being evaluated for oncology indications. Multiple patents for many commercially successful biologic products are expected to expire during the next five years, providing an unprecedented opportunity for reductions in the cost of biologics through the introduction of biosimilars. There are over 30 biologic products that face loss of market exclusivity in at least one major market through 2020. Biologic reference products with estimated global sales of  $100 billion will come off patent by 2020, and between 2009 and 2019, $50.0 billion of the market value of biologics in the United States alone will lose patent protection. There are currently more than 45 mAbs on the market worldwide, with revenues in excess of $40.0 billion. The overall biosimilar market was projected to reach global sales of approximately $7.8 billion ($2.3 billion of which is associated with mAbs) during 2016, eventually accounting for approximately

$118 billion by 2030 ($56.5 billion of which is associated with mAbs). As demonstrated in the following graphic, revenue from global sales of mAbs was expected to account for nearly 29% of the global sales in 2016, with European sales expected to account for 24%.

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
Gonadotropins
Others

“The Biosimilar Drugs Market: Opportunities, Challenges, Strategies & Forecasts”; SNS Research Ltd.
A major driver for the advancement of the biosimilar market is the increasing and disproportionate amount of healthcare spending by governments and private payors on biologic therapeutics. The high costs for biologic treatments have led to an increasing financial burden on these payors. We believe this market dynamic has created opportunities for biosimilar developers in two key respects. First, the high costs of branded biologic products have created a growing demand for lower-cost biosimilars that can offer patients the same benefits as the reference products without sacrificing quality of care. Express Scripts projects U.S.healthcare savings of approximately $250 billion between 2014 and 2024 if biosimilars for just 11 existing biologic drugs that are the most likely candidates for biosimilars were to come to market. Second, because biosimilars, especially complex biosimilars, are more costly and challenging to develop and manufacture than the generic versions of small-molecule drugs, we expect fewer companies will be able to successfully overcome the technical and regulatory complexities of biosimilar development.
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

Regulatory Challenges
The regulatory requirements for the development of biosimilars in many countries, including the United States, Canada, the European Union, or EU and Japan, differ from the requirements for developing the reference products. For example, the analytical data package required to initiate clinical trials of biosimilars is more exhaustive due to the prerequisite to generate initial similarity data to the reference product. This process requires multiple qualified methods to ensure that the data generated for similarity testing are reproducible and comprehensive. On the other hand, the non-clinical and clinical programs for biosimilars tend to be more streamlined than for innovator molecules if shown to be analytically similar at the outset and can be supported by the reference product data. The regulatory expectations surrounding biosimilars are still evolving as new draft and final guidance documents are being made public across regulatory authorities.
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

To pursue development and commercialization of additional mAb biosimilar candidates, we plan to build-out additional state-of-the-art development infrastructure, which we will occupy in phases as needed. Our plan is to add to our scientific team as our development programs expand.
In-House Manufacturing Capability
We have established a state-of-the-art manufacturing facility capable of simultaneously producing multiple biosimilar candidates. Our manufacturing platform utilizes single-use technology, including the use of the largest single-use bioreactor available, which eliminates the need for rigorous cleaning and sterilization procedures, and related operational requirements necessary for manufacture in traditional stainless-steel based facilities. We have been able to construct single-use based antibody manufacturing plants in approximately four months as compared to the few years required for de novo biotechnology manufacturing facilities. We have developed and execute a quality system that meets U.S. and EU standards and have successfully completed two Qualified Person, or QP, audits resulting in cGMP declaration for both Phase 1 and Phase 3 manufacturing. We plan to expand the manufacturing capacity in our current location in 2018 to support our new contract development and manufacturing business and our future pipeline needs.
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
Our People and Culture
MAb development presents high technical hurdles, and the success of our development efforts is dependent on an experienced and knowledgeable work-force. We were founded by a team of industry veterans, with decades of cumulative experience in biologics development and commercialization at some of the leading biopharmaceutical companies including Eli Lilly and Company, Bristol-Myers Squibb Company, Pfizer, Inc., or Pfizer, and Genentech, Inc. Our leadership team has built a platform with the goal of expeditiously identifying, developing, manufacturing and commercializing mAb biosimilars in an efficient and cost-effective manner. We have fostered a culture of agility, collaboration and efficient decision-making with a focus on scientific rigor, which we believe forms the core of our BioSymphony Platform.

BioSymphony Contract Development and Manufacturing (CDM) Program
In 2018, we plan to expand the capacity and capabilities of our BioSymphony Platform to accelerate and maximize commercial revenues from our core expertise in drug development and manufacturing. With the completion of this expansion, we expect to begin generating commercial revenue in 2019 to cover the basic operating costs of running our business, which will allow us to use any funds generated from our partnerships or other transactions for investment directly in our development pipeline.
The initial focus of the CDM Program will be to assist development stage biopharmaceutical and biotechnology companies with the development and manufacturing of their drug product candidates for clinical trials. We believe that we will be able to provide a flexible and cost effective alternative to the larger contract manufacturing organizations currently serving this market.
Our Product Candidate Portfolio
We are currently developing a portfolio of commercially attractive mAb biosimilars, for which the corresponding reference products generated an aggregate of over $40 billion in global revenue in 2016. Our strategy is to develop our early stage biosimilar product candidates to the point of lab scale similarity and only move ahead into clinical trials with a licensing or co-development partner. Similarly, we intend to only move our most advanced biosimilar product candidates into Phase 3 clinical trials with the help of a licensing and/or co-development partner.
We selected the product candidates in our pipeline on the basis of an internal evaluation process that relies on a weighted criteria comprised of the following factors:
(i)
future commercial potential;

(ii)
alignment of the reference product’s patent expiry against the requisite development timelines;

(iii)
probability of technical success; and

(iv)
global competitive landscape.

In addition to our biosimilar product candidates, we are planning to begin development and complete proof-of-concept testing in 2018 for ONS-5010, an innovative mAb we will develop using the BioSymphony Platform.
The most advanced mAb biosimilars in our pipeline are described in the following chart.

*
All clinical trial milestones subject to securing development partners.

(1)
According to recent filings with the Securities and Exchange Commission, where available, EvaluatePharma and manufacturers’ reports.

(2)
We currently have an arrangement with Zhejiang Huahai Pharmaceutical Co. Ltd., or Huahai for the co-development and joint commercialization of ONS-3010 in certain major developed markets, including the United States and EU. Assuming Huahai funds its proportionate share of development costs incurred after completion of the “Phase-3 Ready Package” for ONS-3010, we will have a 49% value ownership interest with Huahai having a 51% value ownership interest in ONS-3010.

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
Market Opportunity
Worldwide sales of Humira were $16.1 billion in 2016, with approximately $10.4 billion in the United States and projected to grow to $20.0 billion worldwide by 2020, and it is one of the world’s bestselling drugs.
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
Chemistry Manufacturing Controls, or CMC, Status
We have manufactured and characterized a master cell bank from a selected clone and demonstrated its stability in accordance with global regulatory guidelines. We have also completed development of the ONS-3010 commercial manufacturing process. A novel formulation of similar stability was developed and used in the Phase 1 clinical trial and this same formulation is expected to be used for a planned Phase 3 clinical trial.
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

Clinical Development Status and Clinical Trial Data
We have successfully completed a randomized, double-blind, single-dose and single-center Phase 1 clinical trial comparing ONS-3010 to Humira in 198 subjects receiving a 40 mg dose in three treatment arms: ONS-3010, U.S.-Humira and EU-Humira. This Phase 1 clinical trial was performed at the Center for Human Drug Research in Leiden, The Netherlands under the auspices of the Stichting Beoordeling Ethiek Biomedisch Onderzoek. In this trial, ONS-3010 met its primary and secondary endpoints, demonstrating a similar PK profile, as well as an immunogenicity profile equivalent to both U.S. - and EU-Humira across all three treatment arms. ONS-3010 was well tolerated and demonstrated a favorable safety profile, which was similar to the safety profile for both U.S.- and EU-Humira, and demonstrated a lower injection site reaction rate than both U.S.- and EU-Humira. The following figure demonstrates the mean concentration-time profile of U.S.-Humira, EU-Humira and ONS-3010. The vertical line at day one denotes dosing. These results suggest a high degree of similarity between the three products.
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
Adverse Event	ONS-3010 N (%)	EU-Humira N (%)	U.S.-Humira N (%)
Burning sensation	12 (18.2)	29 (43.9)	31 (47.0)
Headache	29 (43.9)	20 (30.3)	27 (39.4)
Nasopharyngitis	12 (18.2)	19 (28.8)	12 (18.2)
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
Market Opportunity
Worldwide sales of Avastin were approximately $7.5 billion in 2016 and are projected to remain relatively flat through 2019. Avastin has been approved by the FDA and the EMA for the treatment of seven and eight indications, respectively. Avastin is currently approved in the United States for the following indications: metastatic colorectal cancer, with intravenous 5-fluorouracil-based chemotherapy for first- or second-line treatment; metastatic colorectal cancer, with fluoropyrimidine- irinotecan- or fluoropyrimidine-oxaliplatin-based chemotherapy for second-line treatment in patients who have progressed on a first-line Avastin containing regimen; non-squamous non-small cell lung cancer, with carboplatin and paclitaxel for first line treatment of unresectable, locally advanced, recurrent or metastatic disease; glioblastoma, as a single agent for adult patients with progressive disease following prior therapy; metastatic renal cell carcinoma with interferon alfa; cervical cancer, in combination with paclitaxel and cisplatin or paclitaxel and topotecan in persistent, recurrent, or metastatic disease; platinum-resistant recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer, in combination with paclitaxel, pegylated liposomal doxorubicin or topotecan. We initially intend to seek approval of ONS-1045, which will be delivered by infusion, for the treatment of non-squamous non-small cell lung cancer, and will pursue extrapolation across all approved indications, in order to maximize the commercial potential for ONS-1045.
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
Market Opportunity
According to the Roche Annual Report for 2016, worldwide sales of Herceptin totaled approximately $7.5 billion in 2016. Herceptin is currently approved for HER2+ breast cancer and HER2+ metastatic gastric cancer in both the United States and the EU, as well as HER2+ gastroesophageal junction cancer in the United States. Worldwide sales of Herceptin grew approximately 3% in the first half of 2017. We have not yet determined the indication for which we will initially seek approval of ONS-1050. However, we will pursue extrapolation of ONS-1050 across all approved indications, in order to maximize the commercial potential for ONS-1050, and will deliver ONS-1050 by infusion.
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
We have developed cell lines and completed clone selection for ONS-4010, a biosimilar to denosumab (Prolia/Xgeva). Denosumab is a fully human mAb with affinity and specificity for human RANKL. Prolia is a subcutaneous injectable currently approved in the United States for treatment (i) of postmenopausal women with osteoporosis at high risk for fracture, (ii) to increase bone mass in men with osteoporosis at high risk for fracture, (iii) to increase bone mass in men at high risk for fracture receiving androgen deprivation therapy for nonmetastatic prostate cancer and (iv) to increase bone mass in women at high risk for fracture receiving adjuvant aromatase inhibitor therapy for breast cancer. Xgeva is a subcutaneous injectable currently approved in the United States for prevention of skeletal-related events in patients with bone metastases from solid tumors, treatment of adults and skeletally mature adolescents with giant cell tumor of bone that is unresectable or where surgical resection is likely to result in severe morbidity, and treatment of hypercalcemia of malignancy refractory to bisphosphonate therapy. We have completed preliminary characterization and the reverse engineering of the amino acid sequences of the reference product. According to manufacturers’ reports and recent filings with the Securities and Exchange Commission, 2016 worldwide sales of Prolia/Xgeva were approximately $3.2 billion.
Additionally, ONS-3040, a biosimilar to ustekinumab (Stelara®), is in early stage development. According to manufacturers’ reports, 2016 worldwide sales of Stelara were $3.2 billion. We are focused on reverse engineering the reference product characteristics and developing cell lines for clone selection. In 2018, we anticipate completing reference product characterization for ONS-3040. We continue to evaluate other biosimilar product candidates for our pipeline pending additional interest from potential development partners.
ONS-5010 — Innovative mAB Drug Product Candidate
We have been presented with an opportunity to utilize our expertise and capabilities in developing and manufacturing mAb biosimilars to develop and commercialize an innovative mAb biotherapeutic for a significant patient population. Our intent is to request and receive feedback from regulatory authorities in early 2018 and, if positive, proceed into Phase 1 clinical trials later in 2018. The innovative ONS-5010 development program is being designed to potentially begin generating revenues by 2021.
Commercialization, Sales and Marketing
Our commercialization strategy is to maximize the revenue potential of our biosimilar product candidates along with seeking and securing licensing opportunities to fund the development of our assets. We currently intend to enter into strategic collaborations and partnerships with biotechnology and pharmaceutical companies in the United States and other regions to maximize the commercial value of our pipeline. Our intent is to enter into partnerships that result in economic and transactional efficiencies by including upfront and post-Phase 1 development payments that would, in large part, offset global Phase 3 clinical development costs for each biosimilar product candidate. For example, we have a joint participation agreement in place for ONS-3010 with Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, whereby we share post-Phase 1 development costs with Huahai, and proportionately share the revenues from commercialization of ONS-3010 in the United States, Canada, EU, Japan, Australia and New Zealand. We could also be required to form a joint venture to further develop and commercialize ONS-3010 with Huahai in the agreed countries, if so requested by Huahai. However, we do not have any other development and commercialization agreements for the United States or for major ex-U.S. markets, such as the EU and Japan.

For emerging markets opportunities, in 2012 and 2013, we established early country-specific partnerships for ONS-3010 and ONS-1045 in China with Huahai, in India with IPCA Laboratories Limited, or IPCA, and in Mexico with Laboratories Liomont, S.A. de C.V., or Liomont, and in September 2017 we entered into an agreement with GMS Tenshi Holdings Pte. Limited, or GMS Tenshi, providing for the license of rights to ONS-3010 and ONS-1045 in emerging markets excluding China, India and Mexico. In each of these smaller ex-U.S. markets, we have identified potential synergies between our partner’s strategy to enter the biologics marketplace and access to our biosimilar development platform. For many of these emerging market opportunities, our partners may be able to take advantage of differing regulatory requirements that could allow us to begin generating sales as early as 2020, before we begin to generate commercial revenue in regions like the United States, the EU and Japan.
The United States and the EU are expected to be the largest and economically most attractive biosimilar markets and we plan to actively pursue licensing partners for both the United States and the EU. If required, we intend to build our commercialization infrastructure through an option to outsource the sales and marketing work force via a contract sales organization. As such, we have engaged a consulting company to evaluate our options and to assist with the development of a U.S. sales and marketing strategy. We have also entered into a strategic collaboration agreement with Premier Healthcare Alliance, L.P., or Premier, a developer of a network of U.S. hospitals and healthcare providers, focused on data-gathering and cost-reduction strategies to improve the outcome of its members.
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
Collaboration and License Agreements
We enter into collaboration and license agreements in the ordinary course of our business. We have in-licensed certain technology from Selexis SA, or Selexis, that we are using to research and develop our biosimilar product candidates. For biosimilar product candidates developed using the Selexis technology, we enter into commercial license agreements with Selexis that give us rights to commercialize, file investigational new drugs, or INDs and enter into collaborative arrangements with third parties for the further development and commercialization of such biosimilar product candidates. Our commercialization strategy is to potentially retain U.S. rights to select biosimilar product candidates while entering into additional strategic collaborations and partnerships in other regions to maximize the commercial value of our pipeline. Although we do not yet have any such agreements for major ex-U.S. markets, such as the EU or Japan, we have licensing and collaboration agreements with select partners for smaller ex-U.S. markets where we would not otherwise intend to commercialize our biosimilar product candidates, including India, Mexico and China, which agreements have collectively provided an aggregate of  $29.0 million in payments as of September 30, 2017.
Selexis — Humira (ONS-3010), Avastin (ONS-1045) and Herceptin (ONS-1050)
In October 2011, we entered into a research license agreement with Selexis pursuant to which we acquired a non-exclusive license to conduct research internally or in collaboration with third parties to develop recombinant proteins from mammalian cells lines created using the Selexis expression technology, or the Selexis Technology. The original research license had a three-year term, but on October 9, 2014, was extended for an additional three-year term through October 9, 2017. We are currently in discussions with Selexis to extend the research license for an additional year. We may sublicense our rights with Selexis’ prior written consent but are prohibited from making commercial use of the Selexis Technology or the resultant recombinant proteins comprising our biosimilars in humans, or from filing an IND, absent a commercial license agreement with Selexis covering the particular biosimilar product candidate developed under the research license.
In connection with the entry into the research license, we paid Selexis an initial fee of CHF 100,000 (approximately $0.1 million) and agreed to make additional annual maintenance payments of the same amount for each of the three years that the research license agreement term was extended. We expect that we will need to pay Selexis a similar amount in connection with the further extension one-year extension of the research license that we are currently negotiating. As of September 30, 2017, we have paid Selexis an aggregate of approximately $0.6 million under the research license agreement.
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
We were required to pay an upfront licensing fee of CHF 65,000 (approximately $0.1 million) to Selexis for each commercial license and also agreed to pay up to CHF 365,000 (approximately $0.4 million) in milestone payments for each licensed product. In addition, we are required to pay a single-digit royalty on a final product-by-final product and country-by-country basis, based on worldwide net sales of such final products by us or any of our affiliates or sublicensees during the royalty term. The royalty term for each final product in each country is the period commencing from the first commercial sale of the applicable final product in the applicable country and ending on the expiration of the specified patent coverage. At any time during the term, we have the right to terminate our royalty payment obligation by providing written notice to Selexis and paying Selexis a royalty termination fee of CHF 1,750,000 (approximately $1.8 million). As of September 30, 2017, we have paid Selexis an aggregate of approximately $0.3 million under the commercial license agreements.
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
Ex-U.S. Collaboration and License Agreements
Aside from our joint participation agreement in place for ONS-3010 with Huahai, whereby we agreed to share post-Phase 1 development costs, and proportionately share the revenues from commercialization of ONS-3010 in the United States, Canada, EU and Japan, among other markets, and under which we could be required to form a joint venture with Huahai for ONS-3010 if so requested by Huahai, we do not have any commercial license or development agreements for the United States or for major ex-U.S. markets, such as the EU or Japan. We currently have collaboration and license agreements for smaller ex-U.S. markets and, collectively, such agreements have provided an aggregate of  $29.0 million in payments as of September 30, 2017 for our most advanced biosimilar product candidates. Our contracts include agreements with IPCA (for ONS-3010, ONS-1045 and ONS-1050 in India and other regional markets), Liomont (for ONS-3010 and ONS-1045 in Mexico), Huahai (for ONS-3010 and ONS-1045 in China) and GMS Tenshi (for ONS-3010 and ONS-1045 in emerging markets excluding China, India and Mexico). Our arrangements with these partners generally include a strategic license for a defined territory for agreed biosimilar product candidates, and may also include agreements to assist with research and development to assist our contract counterparty in establishing their own mAb research, development and manufacturing capabilities. Under our existing strategic licensing agreements, we generally received an upfront payment upon execution, and have the ability to earn additional regular milestone payments and the right to receive royalties (generally a mid-single digit to low-teens percentage rate) based on net sales in the agreed territory. Our existing agreements to assist with research and development also included an upfront payment upon execution, and we have the ability to earn additional regular milestone payments, and the right to receive royalties (generally a mid-single digit to low-teens percentage rate) based on net sales in the agreed territory.
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
As of September 30, 2017, we have received an aggregate of  $5.0 million of payments from IPCA under our various agreements, an aggregate of  $3.0 million of payments from Liomont under our various agreements, an aggregate of  $16.0 million of payments from Huahai under our various agreements, $10.0 million of which were pursuant to the joint participation agreement and an aggregate of  $5.0 million from GMS Tenshi under our joint development and licensing agreement.
Competition
Biosimilars have become a significant growth area for the biopharmaceutical industry, attracting large pharmaceutical companies as well as small niche players. Biosimilars of complex mAbs have limited competition to those industry players who have a high technical capability. The large players who have successfully taken mAb products into Phase 3 clinical trials include Amgen Inc., or Amgen, Boehringer Ingelheim GmbH, or Boehringer, Hanwha Chemical Corporation, Pfizer, Samsung Bioepis Co., Ltd. (a Merck/Biogen/ Samsung biosimilar venture), or Bioespis, Sandoz International GmbH, or Sandoz and Teva Pharmaceutical Industries, Ltd, while smaller niche players with clinical assets include us, Adello Biologics, LLC, Celltrion, Inc., or Celltrion, Coherus Biosciences, Inc., or Coherus and Mylan N.V., or Mylan, as well as other regional developers.
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
Our principal mAb biosimilar competitors include both companies with biologic reference products, such as AbbVie, Inc. (the holder of rights to Humira), Genentech Inc. (the holder of rights to the Avastin and Herceptin), as well as those with biosimilar products and/or reference products, such as Pfizer (pipeline, which includes at least five biosimilar candidates), Amgen (pipeline, which includes at least six biosimilar candidates with two FDA-approved biosimilar products), Sandoz (as a biosimilar company with two FDA-approved biosimilar products), and Merck & Co., Inc., or Merck with one FDA-approved biosimilar (through its joint venture collaboration aimed at developing and commercializing biosimilar candidates with Samsung Bioepsis). Companies principally engaged in biosimilar development include Samsung Bioepsis (pipeline, which initially includes six biosimilar candidates), Coherus (pipeline, which includes at least three biosimilar candidates), Mylan (pipeline, with seven biosimilar programs), and Celltrion (pipeline, with an FDA-approved biosimilar and at least five other biosimilar candidates). Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and greater experience in the discovery and development of mAb product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for mAb biosimilars and achieving widespread market acceptance. Our competitors’ treatments may be more effectively marketed and sold than any products we may commercialize that may cause limited market share before we can recover the expenses of developing and commercializing any of our product candidates.
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
These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, the ability to work with specific clinical contract organizations due to conflict of interest, and the conduct of trials in the ability to recruit clinical trial sites and subjects for our clinical trials.
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
Further, we are planning to begin providing contract development and manufacturing services to development stage biopharmaceutical and biotechnology companies on a fee for service basis. There are currently a number of large, well-established competitors in this market, including; Albany Molecular Research Inc., Cambrex Corporation, Catalent, Inc, Consort Medical plc, DPx Holdings B.V., Lonza Group AG-REG, Recipharm AB, and Siegfried AG. While we believe that the companies we intend to target are underserved by these contract manufacturing companies, our competitors have been providing these services for an extended period of time and have long term relationships with many of the companies we may target as clients.
Intellectual Property
Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring EU oppositions and pending intellectual property rights, preparing litigation strategies in view of the U.S.legislative framework and filing U.S. and international patent applications on technologies, inventions and improvements that are important to our business. As of September 30, 2017, we own six pending international applications that were filed under the Patent Cooperation Treaty, or PCT, which relate to formulations developed for ONS-3010 and ONS-1045, methods of antibody purification, methods for purifying antibodies to separate isoforms, reducing high molecular weight species, and modulating afucosylated species as well as efficiently determine the amino acid sequence of antibodies. If granted, patents issuing from these six pending PCT applications are expected to expire in 2036 or 2037, absent any adjustment or extensions. In addition, we own two provisional patent applications related to new formulations for ONS-3010 at higher concentrations. Any patents that may eventually issue claiming priority to these two provisional patent applications are expected to expire in 2038. The PCT is an international patent law treaty that provides a unified procedure for filing patent applications to protect inventions in each of its contracting states. Thus, a single PCT application can be converted into a patent application in any of the more than 145 PCT contracting states, and is considered a simple, cost-effective means for seeking patent protection in numerous regions or countries. This nationalization (converting into an application in any of the contracting states) typically occurs 18 months after the PCT application filing date. Our first PCT application was nationalized in April 2016 in Australia, Canada, China, Europe, Hong Kong, India, Japan, Mexico and the United States. If granted, patents issuing from these nine applications are expected to expire in 2034, absent any adjustments or extensions. Our second PCT application was nationalized in July 2017 in Europe and the United States. If granted, patents issuing from these two applications are expected to expire in 2036, absent any adjustments or extensions. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.
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
FDA Approval Process for Biosimilars
All of our current product candidates are subject to regulation in the United States by the FDA as biologics. The FDA subjects biologics to extensive pre- and post-market regulation. The Public Health Service Act, or PHSA as amended by the Patient Protection and Affordable Care Act, or Affordable Care Act, and the Biologics Price Competition and Innovation Act, or BPCIA, govern the regulatory pathway for biosimilar products. In addition, other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of biologics. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending biologics license application, or BLA, withdrawal of approvals, clinical holds, untitled and warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.
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
After successful completion of the required clinical testing in accordance with all applicable regulatory requirements, detailed information regarding the investigational product is prepared and submitted to the FDA in the form of a BLA requesting approval to market the product for one or more of the reference product’s indications. FDA review and approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical and other testing and a detailed compilation of data relating to the product’s pharmacology and CMC and must demonstrate the safety, purity and potency of the product based on these results. The cost of preparing and submitting a BLA is substantial. Under the Biosimilar User Fee Act, as reauthorized in 2017, or BsUFA II, the sponsor must submit initial and annual biological product development fees, an application fee at the time of submission of the BLA program fees for approved biosimilars. These fees are typically increased annually and will total several million dollars over the product’s market life.
The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of biosimilar BLAs. The FDA’s stated goal for fiscal years 2018 through 2022 is to review 90% of original biosimilar biologic applications within ten months of the 60 day filing date. Although the FDA can meet its user fee performance goals, the review process may be extended by requests for additional information or clarification. The FDA reviews a biosimilar BLA to determine, among other things, whether the product candidate has no clinically meaningful differences from the reference product, and the manufacturing process and facility meet standards designed to assure the product candidate’s continued safety, purity and potency. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it verifies compliance with cGMP and the BLA contains adequate data that provide substantial evidence that the product candidate meets the requirement of  “highly similar” to the reference product.
After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter. Under BsUFA II, the FDA has committed to reviewing 90% of resubmissions of biosimilar BLAs within six months of receipt. FDA approval is never guaranteed, and the FDA will not approve a BLA if applicable regulatory criteria are not satisfied.
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
The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the reference product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving, or accepting applications for, any product candidates that are purportedly biosimilar to the reference product. The FDA cannot approve a biosimilar application for 12 years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application under the 351(k) pathway for four years from the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States and is publicly available in the FDA’s Purple Book. Date of first licensure does not include the date of licensure of  (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a subsequent application for a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, via the Physician Payments Sunshine Act, imposes reporting requirements on certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information to the Centers for Medicare & Medicaid Services, or CMS, may result in civil monetary penalties of up to an aggregate of  $150,000 per year (or up to an aggregate of  $1.0 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Such manufacturers must submit reports by the 90th day of each subsequent calendar year.
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
Healthcare Reform
The Affordable Care Act has had, and is expected to continue to have, a significant impact on the healthcare industry. The Affordable Care Act was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the Affordable Care Act expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. We continue to evaluate the effect that the Affordable Care Act has on our business. Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers. In addition, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. The Affordable Care Act, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could harm our future revenues.
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
Employees
As of September 30, 2017, we had 48 full-time employees, 17 of whom were primarily engaged in research and development activities and 11 of whom had an M.D. or Ph.D. degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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
Risks Related to Our Financial Condition and Capital Requirements
We have a limited operating history, have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur significant losses and negative cash flows from operations for at least the next 12 months.
We are a biopharmaceutical company with a limited operating history and we have incurred net losses in each year since our inception in January 5, 2010, including net losses of  $38.8 million and $53.3 million for the years ended September 30, 2017 and 2016, respectively.
We have devoted substantially all of our financial resources to identify, develop and manufacture our product candidates, including conducting, among other things, analytical characterization, process development and manufacture, formulation and clinical trials, regulatory filing and communication activities and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and debt financings, as well as to a limited degree, payments under our co-development and license agreements with Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, Laboratorios Liomont, S.A. de C.V., or Liomont, IPCA Laboratories Limited, or IPCA and GMS Tenshi Holdings Pte, Limited or GMS Tenshi. The amount of our future net losses will depend, in part, on our ability to generate revenue from providing contract development and manufacturing services, the rate of our future expenditures and our ability to obtain funding through equity or debt financing or strategic licensing or co-development collaborations.
We expect to continue to incur significant expenses and increasing operating losses for at least the next 12 months. We anticipate that our expenses will increase substantially if and as we:
•
invest in, and maintain, our development and manufacturing facilities and infrastructure;

•
continue preclinical studies and clinical development of our identified product candidates;

•
initiate additional preclinical, clinical or other studies for our product candidates;

•
advance our programs into larger global clinical trials;

•
establish a sales and marketing infrastructure to commercialize any contract development and manufacturing services we may provide;

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

•
seek to identify, assess, acquire or develop other biosimilar or other product candidates that may be complementary to our product candidates;

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
As described in their audit report, our auditors have included an explanatory paragraph that states that we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2017 of  $186.2 million, $13.5 million of senior secured notes due in December 2018 and $4.6 million of indebtedness that is due on demand. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, our securityholders may lose some or all of their investment in our company.
We have never generated any revenue from providing contract development and manufacturing services and may never be profitable.
We intend to expand our BioSymphony Platform capability to provide contract development and manufacturing services to help fund the future development of our pipeline of biosimilar product candidates. We have not provided these services on a contract basis in the past and may not be able to generate any revenue from providing these services. Our ability to generate revenue and achieve profitability depends on our ability to successfully expand our facility, attract and retain qualified personnel and secure contracts from potential customers. We cannot predict when we will begin generating revenue from providing contract services for a fee, as this depends heavily on our success in many areas, including but not limited to:
•
successfully completing the expansion of our manufacturing plant;

•
attracting and retaining qualified leadership and operational personnel to run the development and manufacturing facility and sell our services;

•
our ability to attract customers to use our services; and

•
our ability to compete with larger, established competitors servicing our target market.

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

•
developing and testing of our product candidate formulations;

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
We will need to raise substantial additional funding to complete the expansion of our manufacturing plant and development of our product candidate pipeline. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our contract development and manufacturing and/or product development efforts or other operations.
Our plans to expand our manufacturing facility to support our efforts to begin selling contract development and manufacturing services will require significant additional funding to complete the expansion. We are also currently advancing our product candidates through preclinical development, but have decided to secure additional development partners before advancing our product candidates into and through clinical trials. Developing product candidates is an expensive, risky and lengthy process, and upon securing additional development partners we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates, in particular ONS-3010 and ONS-1045.
As of September 30, 2017, our cash balance was $3.2 million. We expect that our current cash along with the $21.7 million of cash received from our private placement of convertible preferred stock and warrants in October 2017 will be sufficient to fund our operations through June 2018. We expect that we will require substantial additional capital to commercialize ONS-3010 and ONS-1045, and to commence clinical trials, obtain regulatory approval for, and to commercialize, our product candidates, including our other preclinical product candidates and our future product candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, pursue regulatory approval for, and to commercialize, our longer term pipeline product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may negatively impact the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our securities to decline. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our senior secured notes issued between December 2016 and May 2017 include restrictions on our ability to incur additional indebtedness and pay stockholder dividends, among other restrictions. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may harm our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

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
Until such time, if ever, as we can generate substantial services or product revenues, we expect to finance our cash needs through a combination of equity and debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a securityholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets.
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
Risks Related to the Discovery and Development of Our Product Candidates
We are dependent on the success of our two most advanced product candidates, ONS-3010 and ONS-1045. All of our other product candidates are still in various stages of preclinical development. If we are unable to obtain regulatory approval for, or successfully commercialize, ONS-3010 and ONS-1045, our business will be harmed.
Biosimilar product development is a highly speculative undertaking and involves a substantial degree of risk. We have initiated preparatory activities for our confirmatory Phase 3 clinical trial of ONS-3010, our adalimumab (Humira) biosimilar candidate, and ONS-1045, our bevacizumab (Avastin) biosimilar candidate. It may be several years, if ever, before we initiate and complete Phase 3 clinical trials and have a product candidate ready to file for market approval with the relevant regulatory agencies. We will require additional funds to advance the development of ONS-3010 through Phase 3 clinical trials. Further, we will need to raise substantial additional capital, either through equity or debt issuances or through strategic collaborations to advance our other product candidates, including ONS-1045, into clinical trials. If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. Even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.
To date, we have invested substantially all of our efforts and financial resources to identify, develop and manufacture our product candidates. Our long term success is dependent on our ability to develop, obtain regulatory approval for, and commercialize and obtain adequate third-party coverage and reimbursement for one or more product candidates. We currently do not have any approved products and generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product.
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
The development, manufacture and commercialization of biosimilar products under various global regulatory pathways pose unique risks. To our knowledge, there have been only nine biosimilar product applications approved by the FDA under the 351(k) pathway to date.
United States Regulatory Framework for Biosimilars
We and our collaboration partners intend to pursue market authorization globally. In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. To our knowledge, there have been only nine mAb biosimilar product applications approved by the FDA under the 351(k) pathway to date. Moreover, market acceptance of biosimilar products in the United States is still in its infancy and continues to evolve.
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
The BPCIA requires a biosimilar applicant to demonstrate biosimilarity with respect to a reference product that has been approved by FDA in the United States. Biosimilars approved in the EU and other non-U.S.jurisdictions may not be approved in the United States without additional “bridging” studies demonstrating biosimilarity to an FDA-approved reference product. Biosimilars approved in the United States may also not be approved in foreign jurisdictions without additional bridging studies. The requirements for such bridging studies are not well defined, which may delay the global marketing of our product candidates.
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
Regulatory Framework for Biosimilars Outside the United States
In 2004, the European Parliament issued legislation allowing the approval of biosimilar therapeutics. Since then, the European Commission has granted marketing authorizations for biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. Because of their extensive experience in the review and approval of biosimilars, the EU has more final guidelines than the FDA, including specific product data requirements needed to support approval.
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
Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. We are currently seeking additional development or licensing partners for the development of our mAb biosimilars and, in particular, ONS-3010, ONS-1045 and ONS-1050. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect to certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biosimilar industry, our business, financial condition and results of operations could be harmed.
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
We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Amgen Inc., or Amgen, Boehringer Ingelheim GmbH, or Boehringer, Hanwha Chemical Corporation, Pfizer Inc., or Pfizer, Samsung Bioepis Co., Ltd. (a Merck/Biogen/ Samsung biosimilar venture), Sandoz International GmbH, or Sandoz and Teva Pharmaceutical Industries, Ltd., as well as other smaller companies such as Adello Biologics, LLC, Celltrion, Inc., Coherus Biosciences, Inc. and Mylan N.V. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to adalimumab (Humira) — for which Amgen has received approval, bevacizumab (Avastin) and trastuzumab (Herceptin), and expect that some of these competitors will commercialize their biosimilar products prior to us, which could materially harm our ability to gain market share.
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
Because we are a clinical stage biopharmaceutical company, we have found it necessary to enter into alliances with other companies. For example, we entered into service agreements with the Center for Human

Drug Research and InVentiv Health Clinical, LLC, or InVentiv, to assist us in conducting our Phase 1 clinical trials and with InVentiv in preparation for conducting Phase 3 clinical trials for ONS-3010 and ONS-1045. Aside from our joint participation agreement with Huahai for ONS-3010, we do not have any agreements for the development and commercialization of our biosimilar product candidates for any major ex-U.S. markets, such as the EU and Japan. To date, we only have such agreements for smaller ex-U.S.markets. In particular, we entered into a co-development and license agreement with Huahai to co-develop ONS-3010 and ONS-1045 for Huahai to commercialize in the greater China region; a license agreement with Liomont to develop and commercialize ONS-3010 and ONS-1045 in Mexico; a license and collaboration agreements with IPCA to develop and commercialize ONS-3010, ONS-1045 and ONS-1050 in India, Sri-Lanka, Myanmar, Nepal and Bhutan; and a joint development and license agreement with GMS Tenshi to develop and commercialize ONS-3010 and ONS-1045 in emerging markets, excluding China, India and Mexico. In the future, we may also find it necessary to form other alliances or joint ventures with major pharmaceutical companies to jointly develop and/or commercialize specific biosimilar product candidates. In such alliances, we would expect our collaboration partners to provide substantial capabilities in regulatory affairs, as well as sales and marketing. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. If we are unable to secure or maintain such alliances we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.
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
We manufacture bulk drug substance for preclinical and clinical supplies of our product candidates in our in-house facility, and intend to do the same for other companies. We also intend to manufacture bulk drug substance for commercial sale in our facility. Our business could be harmed if our facility is damaged or we otherwise fail to manufacture our product candidates at the necessary quantity or quality levels.
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
We entered into a lease for a new facility in our current industrial complex, which commenced in March 2016. We may build-out this facility as an additional state-of-the-art development infrastructure, which we will occupy in phases, as needed. There can be no assurance that the new space will be prepared and ready in time for our move-in, or we may never need the facility. Further, the expansion could disrupt our current development and manufacturing operations, resulting in an inability to meet our deadlines and leading to a slow realization of the efficiencies and capacity anticipated from such expansion. Adverse consequences resulting from a delay in the expansion could harm our relationships with our license and collaboration partners, and further affect our ability to develop and commercialize our biosimilar product candidates. In addition, such expansions of our manufacturing and research and development capabilities may increase our costs. Any of the above could delay regulatory approval and commercialization of our current early-stage preclinical and future biosimilar product candidates. All of the foregoing could result in substantial costs to us and could result in material interruption to our business and operations.
We currently engage single source suppliers for clinical trial services and multiple source suppliers for fill-finish manufacturing and product testing of our biosimilar product candidates. The loss of any of these suppliers, or any future single source suppliers, could harm our business.
Our current clinical stage biosimilar product candidates were fill-finished by Ajinomoto Althea, Inc., or Althea. As such, we are heavily dependent on Althea for supplying us with finished product candidates. Although we believe that there are alternate sources for this service, we cannot assure you that identifying and establishing new relationships would not result in significant delay in the development of our biosimilar product candidates. Additionally, we may not be able to enter into arrangements with alternative vendors on commercially reasonable terms, or at all. A delay in the development of our biosimilar product candidates or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers could negatively impact our business.
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
We employ individuals and retain independent contractors and consultants and members on our board of directors who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. For example, our Chairman, President and Chief Executive Officer, Pankaj Mohan, Ph.D., our Chief Medical Officer, Kenneth M. Bahrt, M.D., our Senior Vice President of Business Strategy & Development, Stephen J. McAndrew, Ph.D., and our Vice President of Regulatory Affairs, Elizabeth A. Yamashita, are former employees of Bristol-Myers Squibb Company. Further, Dr. Mohan and Dr. Bahrt are former employees of Genentech, which is the reference product sponsor of bevacizumab (Avastin), for which we seek to develop ONS-1045 as a biosimilar, and trastuzumab (Herceptin), for which we seek to develop ONS-1050 as a biosimilar. Additionally, Dr. McAndrew was a former employee of Roche. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us and we are not currently subject to any claims that they have done so, we may in the future be subject to such claims. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
Risks Related to Our Business Operations
We may not be successful in our efforts to begin selling contract development and manufacturing services.
The success of our business depends upon our ability to identify, develop and commercialize contract development and manufacturing customers. Selling our services to these customers will require significant efforts to identify customers with development stage products that would benefit from our capabilities. Our efforts may fail to generate revenues for a number of reasons, including but not limited to the following:
•
we may not be successful in identifying potential customers;

•
we may not be able to provide services at an acceptable cost, or at all; and

•
we may not generate enough revenue to cover our operating costs.

If any of these events occur, we may be forced to abandon our contract development and manufacturing efforts, which would harm our business and could potentially cause us to cease operations.

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
As a newly public company, we expect to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Market, or NASDAQ, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and pay parity. Recent legislation permits smaller “emerging growth companies” such as our company to implement many of these requirements over a longer period and up to five years from the date of pricing of our May 2016 initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, beginning with this form 10-K for the year ended September 30, 2017 we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report, on the effectiveness of our internal controls over financial reporting by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group and rely on independent contractors for control monitoring and for the preparation and review of our consolidated financial statements. We are actively seeking additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to augment our current staff. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
As of September 30, 2017, we had 48 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Our Chief Executive Officer and Chairman and a former member of our board of directors, are directors of Sonnet Biotherapeutics, Inc. In addition, there is significant overlap between our current common stockholders and the shareholders of Sonnet. Their interests may conflict with those of our other stockholders.
On April 6, 2015, pursuant to a contribution agreement, we contributed certain of our assets, unrelated to our biosimilar business, to Sonnet Biotherapeutics, Inc., or Sonnet, a company focused on the development of bi- or tri-specific antibody fragments that have potential utility in oncology, in exchange for all of Sonnet’s outstanding equity interests. We then distributed the equity interests to our stockholders on a pro rata basis. Pankaj Mohan, Ph.D., who is our Chairman, President and Chief Executive Officer, and Donald J. Griffith, our former Chief Financial Officer and a former member of our board of directors, currently serve as members of the board of directors of Sonnet. In addition, Mr. Griffith serves as the President, Chief Executive Officer and Treasurer of Sonnet. Dr. Mohan does not intend to resign from his respective positions in Sonnet. In addition, Dr. Mohan currently holds greater than 50% of the outstanding capital stock of Sonnet. These relationships could result in conflicts of interest between their obligations to our company and Sonnet. In addition, there is significant overlap between our current stockholders and the shareholders of Sonnet. Sonnet’s interests and the interests of its shareholders may be different from ours or those of our other stockholders and this could result in conflicts. The resolution of any of these conflicts may not always be in our or your best interest.
Healthcare legislative reform measures may harm our business and results of operations.
In the United States, there have been and continue to be a number of legislative initiatives to improve the access to and quality of healthcare, and to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or together, the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the U.S.pharmaceutical industry. The Affordable Care Act, among other things, imposes a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extends the rebate program to individuals enrolled in Medicaid managed care organizations, adds a provision to increase the Medicaid rebate for line extensions or reformulated drugs, establishes annual fees and taxes on manufacturers and importers of certain branded prescription drugs and biologic agents, and promotes a new Medicare Part D coverage gap discount program. The Affordable Care Act also expands eligibility for Medicaid programs and introduced a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. There have been judicial and congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future particularly in the light of the pending change in administrations following the 2016 U.S. presidential election.
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
Risks Related to Ownership of Our Securities
Our common stock may be delisted from the Nasdaq and begin trading in the over-the-counter markets if we are not successful in regaining compliance with the Nasdaq’s continued listing standards, which may negatively impact the price of our common stock and our ability to access the capital markets.
On June 28, 2017, we received written notification from the Nasdaq Stock Market, or Nasdaq, indicating that as of June 28, 2017, we did not meet the $50.0 million minimum market value of listed securities required to maintain continued listing under its rules, and that as of June 28, 2017, we did not meet the alternative requirements of minimum stockholders’ equity or total assets/total revenue. Under Nasdaq Rules, we had 180 calendar days from the date of the notification to regain compliance by meeting the continued listing requirement, namely the market value of listed securities closes at $50,000,000 or more for a minimum of 10 consecutive business days. Because we were unable to regain compliance during the 180-day period, we anticipate that we will receive a delisting determination from Nasdaq, following which we anticipate requesting a hearing to remain on the Nasdaq Global Market. If granted, such request will ordinarily suspend such delisting determination until a decision by Nasdaq subsequent to the hearing.
Although we intend to request a hearing, which stays the delisting, we cannot be certain of any outcome or if we will be given additional time to regain compliance. If we are not successful, we anticipate that our common stock would begin trading on the over-the-counter market. Delisting from Nasdaq and trading on the over-the-counter market could adversely affect the liquidity of our common stock and result in a deemed liquidation event under the terms of our recently issued Series A Convertible. Stocks traded on the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

If our common stock is delisted from the Nasdaq, we could face significant material adverse consequences, including:
•
The requirement to redeem the Series A Convertible at (x) 120% of the stated value plus (y) 120% of any unpaid but accrued preferred dividends plus (z) any unpaid participating dividends;

•
A limited availability of market quotations for our common stock;

•
A reduced amount of news and analyst coverage for us;

•
A decreased ability to issue additional securities or obtain additional financing in the future;

•
Reduced liquidity for our stockholders;

•
Potential loss of confidence by partners and employees; and

•
Loss of institutional investor interest and fewer business development opportunities.

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
•
the success of competitive services, products or technologies;

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
GMS Tenshi has beneficial ownership of a significant percentage of our common stock, has the right to designate a majority of our board of directors, and is able to exert significant control over matters subject to stockholder approval, preventing new investors from influencing significant corporate decisions.
On October 31, 2017, we closed the sale of the remaining shares of Series A Convertible Preferred Stock, par value $0.01 per share, or Series A Convertible, for an aggregate 250,000 shares of Series A Convertible (which are currently convertible into 37,795,948 shares of our common stock) and warrants to acquire 16,750,000 shares of our common stock being issued to GMS Tenshi. GMS Tenshi currently beneficially owns approximately 68.6 % of our common stock, and controls 60.2 % of our outstanding voting power. Under the investor rights agreement with GMS Tenshi, GMS Tenshi also currently has the power to designate a majority of our board of directors, and four of our seven board members were designated by GMS Tenshi. GMS Tenshi’s interests may not coincide with the interests of other securityholders GMS Tenshi has the ability to influence our company through both its ownership position and control of our board of directors, which may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our securityholders.
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
Our quarterly operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are out of our control and may be difficult to predict, including but not limited to:
•
our ability to successfully initiate and provide contract development and manufacturing services;

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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of March 31 (the end of our second fiscal quarter) of any fiscal year before that time or if we have total annual gross revenue of  $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following September 30 (the last day of our fiscal year) or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our securities less attractive because we may rely on this exemption. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market price of our securities may be more volatile.
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
The Series A warrants and Series B warrants represent the right to acquire shares of our common stock at a fixed price for a limited period of time. If not exercised prior to their expiration dates, such warrants expire and have no further value. In the event the price of a share of our common stock price does not exceed the exercise price of the warrants, such warrants may not have any value. Moreover, the market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their initial public offering price. There can be no assurance that the market price of our common stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the Series A warrants and Series B warrants to exercise such warrants.
Future sales and issuances of our common stock or rights to purchase securities, including pursuant to our equity incentive plans, exercise of warrants or conversion of outstanding convertible preferred securities, could result in additional dilution of the percentage ownership of our stockholders and could cause the market price of our securities to fall.
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
Pursuant to the 2015 Equity Incentive Plan, or the 2015 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2015 Plan, the number of shares of our common stock reserved for issuance as of September 30, 2017 was 1,214,309 shares. The number of shares available for future grant under the 2015 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2015 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2015 Plan and (ii) an annual increase on January 1 beginning in 2017 and ending in 2025, equal to 3% of the shares of stock outstanding as of December 31st of the immediately preceding year, or such smaller number of shares as determined by our board of directors. Pursuant to the 2016 Employee Stock Purchase Plan, or the ESPP, which became effective upon the execution of the underwriting agreement related to our initial public offering, upon implementation of an offering under the ESPP, eligible employees will be able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 289,855 shares were available for issuance under the ESPP as of September 30, 2017. The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2016 and ending in 2025, equal to the lesser of  (i) 1% of the shares of common stock outstanding on December 31st of the immediately preceding calendar year, (ii) 510,145 shares of common stock, subject to adjustments as provided in the ESPP or (iii) such smaller number of shares as determined by our board of directors. If our board of directors does not elect to reduce the annual increases in the number of shares available for future grant under the 2015 Plan or the ESPP, our stockholders may experience additional dilution, which could cause the market price of our securities to fall.
We also currently have issued and outstanding a number of warrants to purchase shares of our common stock, as well as shares of our convertible preferred stock, the exercise or conversion of which could result in the issuance of a number of shares of our common stock. For example, the 250,000 shares of our Series A Convertible are currently convertible into an aggregate 37,795,948 shares of our common stock, which is more than the current number of shares of common stock that are issued and outstanding.
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
We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to securityholders will therefore be limited to the appreciation of their securities. In addition, our senior secured notes issued December 2016 through May 2017 restrict our ability to pay dividends, and the terms of our Series A Convertible may also act to limit our ability to pay dividends as we may not declare or pay any dividends on our common stock unless we also concurrently declare and set aside for payment or distribution, as applicable, participating dividends for our Series A Convertible.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our securityholders or remove our current management.
Our amended and restated certificate of incorporation, amended and restated bylaws, as amended and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our charter documents also contain other provisions that could have an anti-takeover effect, such as:
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
Any provision of our amended and restated certificate of incorporation or amended and restated bylaws, as amended or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our securityholders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.
Our amended and restated certificate of incorporation and our amended and restated bylaws, as amended, provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation and our amended and restated bylaws, as amended, provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, as amended; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or in our amended and restated bylaws, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.

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
Item 3.   Legal Proceedings
From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows. We are not currently party to any legal proceedings.
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
The following table sets forth for the periods indicated the high and low closing sales prices of our common stock, Series A warrants and Series B warrants as reported on the NASDAQ Global Market:
	Common Stock		Series A Warrants		Series B Warrants
Fiscal 2017	High	Low	High	Low	High	Low
Fourth Quarter	$2.02	$0.83	$0.25	$0.02	$0.12	$0.02
Third Quarter	$2.53	$0.98	$1.67	$0.13	$0.64	$0.05
Second Quarter	$3.75	$2.65	$1.09	$0.09	$0.90	$0.12
First Quarter	$4.33	$1.89	$0.52	$0.05	$1.20	$0.26
Fiscal 2016
Fourth Quarter	$5.49	$3.04	$0.44	$0.41	$0.68	$0.62
Third Quarter (from June 13, 2016)	$4.48	$3.25	$0.26	$0.24	$0.72	$0.61
On December 27, 2017, the closing sale price of our common stock was $1.16, of our Series A warrants was $0.05, and of our Series B warrants was $0.05.
Common Stockholders
As of December 27, 2017, there were approximately 133 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Preferred Stockholders
As of December 27, 2017, there were 250,000 shares of our Series A Convertible Preferred Stock, par value $0.01 per share, or the Series A Convertible, issued and outstanding, all of which were held by one record holder, GMS Tenshi, and 1,500,000 shares of our Series B Convertible Preferred Stock issued and outstanding, all of which were held by two record holders.
Series A Warrant and Series B Warrant Holders
As of December 27, 2017, there were two holders of record of our Series A warrants and two holders of record of our Series B warrants. The actual number of warrantholders is greater than this number of record holders, and includes warrantholders who are beneficial owners, but whose warrants are held in street name by brokers and other nominees. This number of holders of record also does not include warrantholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our outstanding senior secured notes issued in December 2016 restrict our ability to pay dividends. The terms of our Series A Convertible may also act to limit our ability to pay dividends as we may not declare or pay any dividends on our common stock unless we also concurrently declare and set aside for payment or distribution, as applicable, participating dividends for our Series A Convertible.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during fiscal year ended September 30, 2017.
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
Overview
We are a clinical-stage biopharmaceutical company focused on identifying, developing, manufacturing and commercializing complex biosimilar therapeutics. Our current focus is on technically challenging and commercially attractive monoclonal antibodies, or mAbs, in the disease areas of immunology and oncology. A mAb is a type of protein that is produced by a single clone of cells or cell line and made to bind to a specific substance in the body. Our strategy is to cost-effectively develop these biosimilars on an accelerated timeline, which is fundamental to our success and we believe positions us to be a leading biosimilar company. We have leveraged our team’s biopharmaceutical expertise to establish fully integrated in-house development and manufacturing capabilities, which we refer to as our BioSymphony Platform. We believe this platform addresses the numerous complex technical and regulatory challenges in developing and commercializing mAb biosimilars and was designed to provide significant pricing flexibility. We have advanced two of our product candidates through Phase 1 clinical trials and into preparations for Phase 3 clinical trials: ONS-3010, a biosimilar to adalimumab (Humira®), and ONS-1045, a biosimilar to bevacizumab (Avastin®). We plan to advance ONS-3010 and ONS-1045 upon entering into a license or co-development agreement with a partner. Similarly, we are developing other earlier stage biosimilar development candidates that we intend to take through the pre-clinical stage with the goal of entering into clinical trials upon securing a development partner for major markets such as the United States and the EU.
We have made a strategic decision to maximize the value of our BioSymphony Platform to assist development stage biopharmaceutical and biotechnology companies with the development and manufacturing of their drug product candidates for clinical trials on a contract basis. We believe that we will be able to provide a flexible and cost effective alternative to the larger contract manufacturing organizations currently serving this market.
Through September 30, 2017, we have funded substantially all of our operations through the sale and issuance of  $159.7 million in net proceeds of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements. In May 2016 we completed the initial public offering, or IPO, of our securities, through the sale of units. Each unit consisted of one share of common stock, one-half of a Series A warrant and one-half of a Series B warrant. Each whole Series A warrant entitles the holder to purchase one share of common stock at an initial exercise price of  $6.60, subject to adjustment. Each whole Series B warrant entitles the holder to purchase one share of common stock at an initial exercise price of  $8.50, subject to adjustment. The initial public offering price was $6.00 per unit. We also completed a private placement of 833,332 shares of common stock, 416,666 Series A warrants and 416,666 Series B warrants for aggregate gross proceeds of approximately $5.0 million that closed concurrent with the IPO. The units separated in accordance with their terms, and ceased trading, and on June 13, 2016, each of the component securities underlying the units (common stock, Series A warrants and Series B warrants) began trading on the NASDAQ Global Market. We raised net proceeds of approximately $29.2 million from our IPO and an additional $4.6 million of net proceeds from the concurrent private placement, in each case excluding any proceeds we may receive from the exercise of the Series A warrants and Series B warrants. In addition, between December 2016 and May 2017 we issued an aggregate of  $15.0 million of senior secured promissory notes and warrants for cash. Furthermore, in September 2017, we closed on the initial sale of 32,628 shares of our newly-created Series A Convertible Preferred Stock, or the Series A Convertible, to GMS Tenshi Holdings Pte. Limited, or GMS Tenshi, for $3.3 million of cash, and entered into an investor rights agreement in connection therewith. In

October 2017, following receipt of necessary stockholder approval, we issued an additional 217,372 shares of our Series A Convertible and warrants to acquire 16,750,000 shares of our common stock to GMS Tenshi for $21.7 million of cash, and exchanged an aggregate $1.5 million of outstanding senior secured notes into 1,500,000 shares of our newly-created Series B Convertible Preferred Stock, or the Series B Convertible.
Additionally, as part of the GMS Tenshi transaction, in September 2017, we entered into a joint development and licensing agreement for ONS-3010 and ONS-1045 in all emerging market territories not previously licensed to other development partners.
As described in their audit report included elsewhere in this Annual Report on Form 10-K, our auditors have included an explanatory paragraph that states that we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at September 30, 2017 of  $186.2 million, $15.0 million of senior secured notes due in December 2018 and $4.6 million of indebtedness that is due on demand. We will need to raise substantial additional capital to fund our planned future operations, commence Phase 3 clinical trials, receive approval for and commercialize ONS-3010 and ONS-1045 and continue to develop our other pipeline candidates. We plan to finance our future operations with a combination of proceeds from providing contract development and manufacturing services on a fee for service basis, the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-3010, ONS-1045 or any other current or future biosimilar product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Our current cash resources of  $3.2 million as of September 30, 2017, along with the $21.7 million of cash proceeds from our sale of Series A Convertible to GMS Tenshi in October 2017, are expected to fund our operations through June 2018. To provide additional working capital, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline product candidates. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements, we will be required to scale back our plans and place certain activities on hold.
We do not have any products approved for sale and we have only generated revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the year ended September 30, 2017 was $38.8 million. We also had a net loss of  $53.3 million for the year ended September 30, 2016. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.
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
Selexis SA
In October 2011, we entered into a research license agreement with Selexis SA, or Selexis, pursuant to which we acquired a non-exclusive license to conduct research internally or in collaboration with third parties to develop recombinant proteins from mammalian cells created lines using the Selexis expression technology, or the Selexis Technology. The original research license had a three-year term, but on October 9, 2014, was extended for an additional three-year term through October 9, 2017, and then extended for one more year through October 9, 2018. We may sublicense our rights with Selexis’ prior written consent but are prohibited from making commercial use of the Selexis Technology or the resultant recombinant proteins comprising our biosimilars in humans, or from filing an investigational new drug, absent a commercial license agreement with Selexis covering the particular biosimilar product candidate developed under the research license. In connection with the entry into the research license, we paid Selexis an initial fee and agreed to make additional annual maintenance payments of the same amount for each of the three years that the research license agreement term was extended.
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
As of September 30, 2017, we have received an aggregate of  $5.0 million of payments from IPCA under our various agreements.
Liomont — Humira (ONS-3010) and Avastin (ONS-1045)
In June 2014, we entered into a strategic license agreement with Laboratories Liomont, S.A. de C.V., or Liomont, under which we granted Liomont and its affiliates an exclusive, sublicenseable license in Mexico for the research, development, manufacture, use or sale of the ONS-3010 and ONS-1045 biosimilar product candidates in Mexico. Under the terms of the agreement, we received an upfront payment from Liomont, and we are eligible to earn milestone payments for each of ONS-3010 and ONS-1045. In addition, we are eligible to receive tiered royalties at upper single-digit to low teens percentage rates of annual net sales of products by Liomont and its affiliates in Mexico. As of September 30, 2017, we have received an aggregate of  $3.0 million of upfront and milestone payments from Liomont.
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
GMS Tenshi — Humira (ONS-3010) and Avastin (ONS-1045)
On September 7, 2017, in connection with the entry into the GMS Tenshi purchase agreement for the Series A Convertible and warrants, we also entered into a joint development and license agreement providing for the license of rights to ONS-3010 and ONS-1045 in emerging markets, excluding China, India and Mexico, which superseded and replaced a previous strategic licensing agreement dated July 25, 2017. As of September 30, 2017, we have received an aggregate of  $5.0 million of payments from GMS Tenshi under our joint development and license agreement.
Components of Our Results of Operations
Collaboration Revenue
To date, we have derived revenue only from activities pursuant to our collaboration and licensing agreements. We have not generated any revenue from commercial product sales. For the foreseeable future, we expect all of our revenue, if any, will be generated from our collaboration and licensing agreements and, when ready, fees for contract development and manufacturing services we provide. If any of our biosimilar product candidates currently under development are approved for commercial sale, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates.
The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the years ended September 30, 2017 and 2016:

	Year ended September 30,
	2017	2016
IPCA Collaboration	$261,072	$421,732
Liomont Collaboration	236,641	1,382,264
Huahai Collaboration	714,848	1,175,580
GMS Tenshi Collaboration	2,598,958	—
	$3,811,519	$2,979,576

The following table summarizes the milestone payments and recognition of deferred revenues from our collaboration and licensing agreements during the years ended September 30, 2017 and 2016:
	Year ended September 30,
	2017	2016
Milestone payments	$2,500,000	$1,000,000
Recognition of deferred revenues	1,311,519	1,979,576
	$3,811,519	$2,979,576

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
Interest Expense
Interest expense consists of cash paid and non-cash interest expense related to our senior secured notes, former bank loans, notes with current and former stockholders, equipment loans, capital lease and other finance obligations.

Income Taxes
During the years ended September 30, 2017 and 2016, we incurred $0.5 million and $0.1 million, respectively, of foreign withholding taxes in connection with our collaboration and licensing agreements.
Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey state NOLs and research credits) for the net losses we have incurred in each year or on our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2017, we had federal and state NOL carryforwards of  $131.5 million and $69.6 million, respectively that will begin to expire in 2030 and 2036, respectively. As of September 30, 2017, we had federal foreign tax credit carryforwards of  $2.9 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2017, we also had federal research and development tax credit carryforwards of  $0.8 million which begin to expire in 2031.
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
Results of Operations
Comparison of Years Ended September 30, 2017 and 2016
	Year ended September 30,
	2017	2016	Change
Collaboration revenues	$3,811,519	$2,979,576	$831,943
Operating expenses:
Research and development	23,809,749	32,763,178	(8,953,429)
General and administrative	15,882,033	21,563,573	(5,681,540)
	39,691,782	54,326,751	(14,634,969)
Loss from operations	(35,880,263)	(51,347,175)	15,466,912
Interest expense	5,625,833	1,851,814	3,774,019
Change in fair value of warrant liability	(3,158,469)	—	(3,158,469)
Loss before income taxes	(38,347,627)	(53,198,989)	14,851,362
Income tax expense	501,500	103,000	398,500
Net loss	$(38,849,127)	$(53,301,989)	$14,452,862

Collaboration Revenues
Collaboration revenues increased $0.8 million for the year ended September 30, 2017 compared to the year ended September 30, 2016 due to a $1.5 million increase in milestone payments offset by a $0.7 million reduction in the amortization of deferred revenue as compared to the prior year. The increase in milestone payments in 2017 is primarily due to payments received under our joint development and licensing agreement with GMS Tenshi.

Research and Development Expenses
The following table summarizes our research and development expenses by functional area for the years ended September 30, 2017 and 2016:
	Year ended September 30,
	2017	2016
Preclinical and clinical development	$9,674,633	$14,820,730
Compensation and related benefits	7,460,814	9,214,216
Stock-based compensation	1,001,022	2,044,379
Other research and development	5,673,280	6,683,853
Total research and development expenses	$23,809,749	$32,763,178

The following table summarizes our research and development expenses by compound for the years ended September 30, 2017 and 2016:
	Year ended September 30,
	2017	2016
ONS-3010	$5,195,278	$9,401,458
ONS-1045	2,931,414	4,633,316
Early-stage compounds	1,547,941	785,956
Personnel related and stock-based compensation	8,461,836	11,258,595
Other research and development	5,673,280	6,683,853
Total research and development expenses	$23,809,749	$32,763,178

Research and development expenses for the year ended September 30, 2017 decreased by $9.0 million compared to the year ended September 30, 2016, primarily due to a $5.1 million decrease in preclinical and clinical development costs as we postponed the initiation of our planned Phase 3 clinical trials for ONS-3010 and ONS-1045 until we secure additional development partners, as well as a decrease of $2.8 million in compensation costs consisting of $1.8 million in lower other compensation and related benefits in 2017 as we experienced some attrition due to the postponement of our Phase 3 clinical plans and a decrease of  $1.0 million from lower stock-based compensation costs as a result of meeting the exercisability condition of our performance based stock unit awards, or PSUs, with our IPO in the prior period, and a $1.0 million decrease in other research and development expenses related to our ongoing cost reduction efforts.
General and Administrative Expenses
The following table summarizes our general and administrative expenses by type for the years ended September 30, 2017 and 2016:
	Year ended September 30,
	2017	2016
Professional fees	$3,263,523	$4,549,315
Compensation and related benefits	2,695,751	4,131,014
Stock-based compensation	7,570,408	10,405,700
Facilities, fees and other related costs	2,352,351	2,477,544
Total general and administration expenses	$15,882,033	$21,563,573

General and administrative expenses decreased $5.7 million for the year ended September 30, 2017, compared to the year ended September 30, 2016, primarily due to a decrease in stock-based compensation of  $2.8 million, which was higher in 2016 due to the recognition of significant stock-based compensation expense related to the completion of our IPO and satisfaction of the related PSU liability, a $1.4 million decrease in other compensation and related benefits due to an IPO related performance bonus in the prior period, and a $1.3 million reduction in professional fees related to our ongoing cost reduction efforts.

Interest Expense
Interest expense increased by $3.8 million to $5.6 million for the year ended September 30, 2017 as compared to $1.9 million for the year ended September 30, 2016 primarily due to the amortization of debt discount and interest expense on the senior secured notes issued December 2016 through May 2017.
Change in Fair Value of Warrant Liability
During the year ended September 30, 2017, we recorded income of  $3.2 million related to the decrease in the fair value of our common stock warrant liability as a result of the decrease in the price of our common stock during the period. There was no warrant liability or related charges during the year ended September 30, 2016.
Liquidity and Capital Resources
We have not generated any revenue from biosimilar product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through September 30, 2017, we have funded substantially all of our operations through the sale and issuance of  $159.7 million net proceeds of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to our collaboration and licensing agreements. Between October 2016 and December 2016, we issued $1.85 million of unsecured promissory notes, which notes were exchanged for new senior secured promissory notes and warrants to acquire an 425,000 shares of our common stock in December 2016 concurrent with the issuance of  $6.5 million aggregate principal amount of new senior secured promissory notes and warrants to acquire an aggregate 1,495,000 shares of our common stock for cash. Between December 2016 and May 2017 we issued an additional $13.15 million of senior secured promissory notes and warrants for cash. In September 2017, we closed on the initial sale of 32,628 shares of Series A Convertible to GMS Tenshi for $3.3 million of cash, and entered into an investor rights agreement and joint development and licensing agreement. On October 31, 2017, following receipt of stockholder approval, we issued an additional 217,372 shares of our Series A Convertible and warrants to acquire an aggregate of 16,750,000 shares of our common stock to GMS Tenshi for $21.7 million of cash. We also converted $1.5 million aggregate principal amount of our senior secured notes into 1,500,000 shares of our Series B Convertible. We will require additional capital to fund our operations past June 2018. Alternatively, we will be required to scale back our plans and place certain activities on hold.
As of September 30, 2017, we had an accumulated deficit of  $186.2 million and a cash balance of $3.2 million. In addition, we have $13.5 million of senior secured notes due in December 2018 and $4.6 million of indebtedness that is due on demand. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development or from receiving fees for contract development and manufacturing services that we plan to provide for other biopharmaceutical companies. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include, but are not limited to: providing contract development and manufacturing services on a fee for service basis, private placements of equity and/or debt, payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, and public offerings of equity and/or debt securities. Additionally, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. There can be no assurance that these future funding efforts will be successful.
In November 2017, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell a portion of our unused New Jersey net operating losses, or NOLs, and research and development tax credits. As a result, we received $3.15 million of cash from the sale of these NOLs and credits in December 2017.

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
Cash Flows
The following table summarizes our cash flows for each of the years presented:
	Year ended September 30,
	2017	2016
Net cash used in operating activities	$(15,505,054)	$(45,482,672)
Net cash used in investing activities	(292,086)	(1,098,180)
Net cash provided by financing activities	16,630,772	39,861,764
Net increase (decrease) in cash	$833,632	$(6,719,088)

Operating Activities
During the year ended September 30, 2017, we used $15.5 million of cash in operating activities, primarily resulting from our net loss of  $38.8 million. This use of cash was partially offset by the net cash provided from changes in our operating assets and liabilities of  $11.1 million and $12.2 million of noncash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability and depreciation and amortization expense. The change in our operating assets and liabilities was primarily due to an increase in accounts payable and a decrease in prepaid expenses related to the timing of vendor payments for research and development, as well as an increase in deferred revenue due to the upfront payment received from GMS Tenshi under the joint development and licensing agreement. These inflows were partially offset by a decrease in accrued expenses.
During the year ended September 30, 2016, we used $45.5 million of cash in operating activities, primarily resulting from our net loss of  $53.3 million and the net cash used from changes in our operating assets and liabilities of  $7.1 million. These uses of cash in our operating activities were offset by $14.9 million of noncash items such as stock-based compensation and depreciation and amortization expense. The change in our operating assets and liabilities was primarily due to decreases in accounts payable related to the timing of vendor payments for research and development and professional services in connection with preparations for our IPO in May 2016 and decreases in deferred revenues due to ratable recognition of upfront payments received under our collaboration arrangements. These outflows were offset by increases in our prepaid expenses and other current assets, and increases in accrued expenses, and other liabilities that relate to the timing of vendor payments and the recognition of research and development expenses.
Investing Activities
During the years ended September 30, 2017 and 2016, we used cash of  $0.3 million and $1.1 million, respectively, in investing activities for the purchase of property and equipment.
Financing Activities
During the year ended September 30, 2017, net cash provided by financing activities was $16.6 million, primarily attributable to $15.0 million in proceeds from the sale and issuance of our senior secured notes and warrants, $3.3 million from the sale and issuance of our Series A Convertible and $1.9 million from the sale and issuance of common stock and exercise of warrants, net of offering costs. These inflows were offset by $3.7 million in debt payments, $2.4 million of which was used to repay senior bank loans in December 2016.
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
Funding Requirements
We plan to focus in the near term on expanding the capacity and capabilities of our BioSymphony Platform to accelerate and maximize commercial revenues from our core expertise in drug development and manufacturing. With the completion of this expansion, we expect to begin generating commercial revenue in 2019 to cover the basic operating costs of running our business which will allow us to use any funds generated from our partnerships or other transactions for investment directly in our development pipeline. Additionally, we will continue to focus on the development, regulatory approval and potential commercialization of our biosimilar product candidates, with an emphasis on generating commercial sales in emerging markets, until we secure additional partnerships for the development of our pipeline in the developed markets. We anticipate we will incur net losses and negative cash flow from operations through 2018 as we complete preparations to provide contract development and manufacturing services on a fee for service basis beginning in 2019. In addition, we plan to continue to invest in discovery efforts to explore additional biosimilar product candidates, explore innovative drug development opportunities, expand our corporate infrastructure and, if successful in securing additional partnerships, moving our biosimilar product candidates into and through clinical trials. We may not be able to complete the development and initiate commercialization of these programs if, among other things, we are unable to successfully launch our contract development and manufacturing services business, our clinical trials are not successful or if the FDA does not approve our biosimilar products arising out of our current clinical trials when we expect, or at all.
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, manufacturing facility costs, external research and development services, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support development of our biosimilar product candidates.
As a publicly traded company we are incurring significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 as well as rules adopted by the SEC and The NASDAQ Stock Market LLC, requires public companies to implement specified corporate governance practices that did not apply to us as a private company. These rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly.
We believe our existing cash as of September 30, 2017 together with the $21.7 million of proceeds from the sale and issuance of our Series A Convertible and warrants to GMS Tenshi in October 2017 will provide adequate financial resources to fund our planned operations through June 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will need to raise substantial additional capital in order to commence any Phase 3 clinical trials of, receive approval for and commercialize ONS-3010 and ONS-1045 and commence clinical trials for any of our other pipeline candidates. We plan to finance our future operations with a combination of proceeds from providing contract development and manufacturing services for a fee, the issuance of equity securities, the issuance of additional debt, potential strategic collaborations and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-3010, ONS-1045 or any other current or future biosimilar product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected.

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
Contractual Obligations and Commitments
Our future contractual obligations as of September 30, 2017 were as follows:
	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease and financing arrangement commitments(1)	$10,471,109	$1,717,864	$5,159,075	$2,458,060	$1,136,110
Debt obligations(2)	19,816,210	4,689,077	15,127,133	—	—
Capital leases(3)	397,652	367,782	29,870	—	—
Total(4)	$30,684,971	$6,774,723	$20,316,078	$2,458,060	$1,136,110

(1)
Operating lease and financing arrangement obligations reflect our obligation to make payments in connection with the leases for our office, manufacturing and laboratory facilities located in Cranbury, New Jersey. See Note 9 to our consolidated financial statements.

(2)
Debt obligations reflect outstanding principal obligations due to investors on senior secured debt, notes payable and institutions and equipment loans. Subsequent to September 30, 2017, $1.5 million of the senior secured notes converted to Series B Convertible.

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
JOBS Act Accounting Election
The JOBS Act permits an “emerging growth company” such as our company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.
Recently Issued and Adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This new ASU is intended provide clarity and reduce both the diversity in practice of and cost and complexity of applying the guidance in Topic 718, Compensation — Stock Compensation, to a change to the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on our consolidated financial statements.
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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. We adopted this new standard effective in the quarter ended December 31, 2016.
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
•
Contracts with customers — including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

•
Significant judgments and changes in judgments — determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

•
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
We have audited the accompanying consolidated balance sheets of Oncobiologics, Inc. and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of operations, redeemable and convertible preferred stock, common stock, noncontrolling interests and stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oncobiologics, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit at September 30, 2017 of  $186.2 million, $13.5 million of senior secured notes due in December 2018 and $4.6 million of indebtedness that is due on demand, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Philadelphia, Pennsylvania
December 29, 2017

Oncobiologics, Inc.
Consolidated Balance Sheets
	September 30,
	2017	2016
Assets
Current assets:
Cash	$3,185,519	$2,351,887
Prepaid and other current assets	719,087	3,326,607
Total current assets	3,904,606	5,678,494
Property and equipment, net	16,088,902	18,658,553
Restricted cash	—	216,086
Other assets	740,362	852,801
Total assets	$20,733,870	$25,405,934
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Current portion of long-term debt	$52,600	$586,454
Current portion of capital lease obligations	341,120	977,248
Stockholder notes	4,612,500	4,612,500
Accounts payable	10,954,358	5,071,520
Accrued expenses	7,337,469	6,121,942
Income taxes payable	2,352,129	1,854,629
Deferred revenue	3,087,561	1,212,561
Total current liabilities	28,737,737	20,436,854
Senior secured notes	13,231,700	—
Long-term debt	151,110	2,233,803
Capital lease obligations	28,067	320,737
Warrant liability	2,274,954	—
Deferred revenue	4,466,865	5,153,384
Other liabilities	2,569,971	2,434,061
Total liabilities	51,460,404	30,578,839
Commitments (Note 9)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, 32,628 issued and outstanding at September 30, 2017; no shares designated, issued and outstanding at September 30, 2016	2,924,441	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, none issued and outstanding at September 30, 2017; no shares designated, issued and outstanding at September 30, 2016	—	—
Total convertible preferred stock	2,924,441	—
Stockholders’ equity (deficit):
Series A preferred stock, par value $0.01 per share: 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 24,933,944 and 22,802,778 shares issued and outstanding at September 30, 2017 and 2016, respectively	249,339	228,028
Additional paid-in capital	152,315,088	141,965,342
Accumulated deficit	(186,215,402)	(147,366,275)
Total stockholders’ equity (deficit)	(33,650,975)	(5,172,905)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$20,733,870	$25,405,934

See accompanying notes to consolidated financial statements.

Oncobiologics, Inc.
Consolidated Statements of Operations
	Year Ended September 30,
	2017	2016
Collaboration revenues	$3,811,519	$2,979,576
Operating expenses:
Research and development	23,809,749	32,763,178
General and administrative	15,882,033	21,563,573
	39,691,782	54,326,751
Loss from operations	(35,880,263)	(51,347,175)
Interest expense, net	5,625,833	1,851,814
Change in fair value of warrant liability	(3,158,469)	—
Loss before income taxes	(38,347,627)	(53,198,989)
Income tax expense	501,500	103,000
Net loss	(38,849,127)	(53,301,989)
Recognition of beneficial conversion feature upon issuance of Series A convertible preferred stock	(1,176,743)	—
Accretion of redeemable preferred stock and noncontrolling interests	—	(2,463,160)
Deemed dividend upon issuance of warrants to common stockholders	—	(7,373,820)
Net loss attributable to common stockholders	$(40,025,870)	$(63,138,969)
Per share information:
Net loss per share of common stock, basic	$(1.67)	$(3.67)
Net loss per share of common stock, diluted	$(1.80)	$(3.67)
Weighted average shares outstanding, basic	24,022,371	17,212,983
Weighted average shares outstanding, diluted	24,041,789	17,212,983

See accompanying notes to consolidated financial statements.

Oncobiologics, Inc.
Consolidated Statements of Redeemable and Convertible Preferred Stock, Common Stock, Noncontrolling Interests and Stockholders’ Equity (Deficit)
	Redeemable Preferred Stock, Common Stock and Noncontrolling Interests							Stockholders’ Equity (Deficit)
	Preferred Stock											Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Series A		Series B		Common Stock		Noncontrolling Interests	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
Balance at October 1, 2015	3,568	$5,072,653	4,000	$5,118,208	1,739,130	$15,426,673	$1,703,777	—	$—	9,436,294	$39,844,900	$—	$(94,064,286)	$(654,417)	$(54,873,803)
Deconsolidation of Sonnet Biotherapeutics, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	654,417	654,417
Employee tax withholdings related to the vesting of restricted stock	—	—	—	—	—	—	—	—	—	(2,782)	(71,760)	—	—	—	(71,760)
Reincorporation to a Delaware Corporation	(3,568)	(5,072,653)	(4,000)	(5,118,208)	—	—	—	10,193	102	2,193,601	(39,656,869)	49,847,628	—	—	10,190,861
Issuance of common stock upon the dissolution of Parilis	—	—	—	—	—	—	(1,703,777)	1,626	16	226,663	2,267	1,701,494	—	—	1,703,777
Sale of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	573,388	5,734	16,132,179	—	—	16,137,913
Reclassification of stock-based compensation liability	—	—	—	—	—	—	—	—	—	—	—	15,118,584	—	—	15,118,584
Accretion of redeemable common stock	—	—	—	—	—	2,463,160	—	—	—	—	—	(2,463,160)	—	—	(2,463,160)
Sale of common stock units upon consummation of initial public offering and concurrent private placement, net of issuance costs	—	—	—	—	—	—	—	—	—	6,666,666	66,667	33,717,538	—	—	33,784,205
Reclassification of redeemable common stock upon consummation of the initial public offering	—	—	—	—	(1,739,130)	(17,889,833)	—	—	—	1,739,130	17,391	17,872,442	—	—	17,889,833
Conversion of Series A preferred stock in connection with initial public offering	—	—	—	—	—	—	—	(11,819)	(118)	1,969,818	19,698	(19,580)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	10,058,217	—	—	10,058,217
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(53,301,989)	—	(53,301,989)
Balance at September 30, 2016	—	—	—	—	—	—	—	—	—	22,802,778	228,028	141,965,342	(147,366,275)	—	(5,172,905)
Proceeds from exercise of common stock warrants	—	—	—	—	—	—	—	—	—	787,018	7,869	305,616	—	—	313,485
Issuance of vested restricted stock units	—	—	—	—	—	—	—	—	—	483,913	4,840	(4,840)	—	—	—
Issuance of common stock in connection with equity facility	—	—	—	—	—	—	—	—	—	122,418	1,224	(1,224)	—	—	—
Sale of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	737,817	7,378	1,495,749	—	—	1,503,127
Sale of Series A convertible preferred, net of costs	32,628	2,924,441	—	—	—	—	—	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(16,985)	—	—	(16,985)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	8,571,430	—	—	8,571,430
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(38,849,127)	—	(38,849,127)
Balance at September 30, 2017	32,628	$2,924,441	—	$—	—	$—	$—	—	$—	24,933,944	$249,339	$152,315,088	$(186,215,402)	$—	$(33,650,975)

See accompanying notes to consolidated financial statements.

Oncobiologics, Inc.
Consolidated Statements of Cash Flows
	Year Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(38,849,127)	$(53,301,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,692,100	2,394,279
Non-cash interest expense	4,014,633	13,465
Stock-based compensation	8,571,430	12,450,079
Change in fair value of warrant liability	(3,158,469)	—
Loss on disposal of fixed assets	61,867	13,647
Changes in operating assets and liabilities:
Accounts receivable	—	20,000
Prepaid expenses and other current assets	2,607,520	(1,533,498)
Other assets	112,439	57,423
Accounts payable	5,727,136	(5,326,374)
Accrued expenses	893,526	1,154,712
Income taxes payable	497,500	100,000
Deferred revenue	1,188,481	(1,979,576)
Other liabilities	135,910	455,160
Net cash used in operating activities	(15,505,054)	(45,482,672)
INVESTING ACTIVITIES
Purchase of property and equipment	(292,086)	(1,098,180)
Net cash used in investing activities	(292,086)	(1,098,180)
FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	1,607,396	16,137,913
Proceeds from sale of common stock units in connection with initial public offering and private placement	—	37,074,996
Payment of offering costs and common stock issuance costs	—	(4,637,647)
Payment of debt issuance costs	(40,000)	—
Proceeds from subscriptions receivable	—	4,280,149
Proceeds from issuance of Series A convertible preferred stock	3,262,800	—
Proceeds from exercise of common stock warrants	253,289	—
Proceeds from the sale of senior secured notes and detachable warrants	15,000,000	—
Payments of capital leases obligations	(991,028)	(884,620)
Proceeds from debt	—	200,416
Repayment of debt	(2,677,771)	(1,059,034)
Repayment of stockholder notes	—	(11,601,696)
Change in restricted cash	216,086	(2,423)
Proceeds from related party receivable	—	826,561
Deconsolidation of Sonnet Biotherapeutics, Inc.	—	(401,091)
Payment of employee tax witholdings related to the vesting of restricted stock	—	(71,760)
Net cash provided by financing activities	16,630,772	39,861,764
Net increase (decrease) in cash	833,632	(6,719,088)
Cash at beginning of year	2,351,887	9,070,975
Cash at end of year	$3,185,519	$2,351,887
Supplemental disclosure of cash flow information
Cash paid for interest	$1,339,644	$2,061,073
Cash paid for income taxes	$1,500	$3,000
Supplemental schedule of noncash investing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$68,507	$634,941
Supplemental schedule of noncash financing activities:
Accretion of redeemable common stock	$—	$2,463,160
Issuance of common and Series A preferred stock to redeemable preferred stockholders and noncontrolling interests upon reincorporation	$—	$11,894,638
Reclassification of equity classified stock-based compensation	$—	$15,118,584
Issuance of capital lease obligations in connection with purchase of property and equipment	$62,230	$100,383
Series A convertible preferred stock dividends	$16,985	$—
Deferred offering costs and common stock issuance costs in accounts payable and accrued expenses	$630,717	$—

See accompanying notes to consolidated financial statements.

Oncobiologics, Inc.
Notes to Consolidated Financial Statements
1.
Organization and Operations

Description of the Business
Oncobiologics, Inc. (“Oncobiologics” or the “Company”) was incorporated in New Jersey on January 5, 2010 and started operations in July 2011. Oncobiologics is a clinical-stage biopharmaceutical company focused on identifying, developing, manufacturing and commercializing complex biosimilar therapeutics in the disease areas of immunology and oncology. The Company has established fully integrated in-house development and manufacturing capabilities that addresses the numerous complex technical and regulatory challenges in developing and commercializing mAb biosimilars. Since inception, the Company has advanced two product candidates into clinical trials: a Phase 3-ready biosimilar to adalimumab (Humira®) and a Phase 3-ready biosimilar to bevacizumab (Avastin®). Additionally, the Company has six preclinical biosimilar product candidates in various stages of development. The Company is based in Cranbury, New Jersey.
2.
Liquidity

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of  $186.2 million as of September 30, 2017. The Company has substantial indebtedness that includes $13.5 million of senior secured notes due in December 2018 and $4.6 million in notes payable to stockholders that are payable on demand. There can be no assurance that the holders of the stockholder notes will not exercise their right to demand repayment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
In September 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) with GMS Tenshi Holdings Pte. Limited, a Singapore private limited company (“GMS Tenshi”), pursuant to which GMS Tenshi agreed to purchase, in a private placement (the “Private Placement”), $25.0 million of the Company’s newly-created voting Series A Convertible Preferred Stock (the “Series A Convertible”), and warrants (the “GMS Tenshi Warrants” and together with the Series A Convertible, the “Securities”) to acquire 16,750,000 shares of common stock. On September 11, 2017, the Company completed the initial sale of 32,628 shares of Series A Convertible to GMS Tenshi for $3,262,800 in cash. In October 2017, the Company completed the sale of the remaining 217,372 shares of Series A Convertible and the GMS Tenshi Warrants to GMS Tenshi in the Private Placement, for $21,737,200 in cash (see Note 16).
Also in September 2017, the Company entered into a purchase and exchange agreement (the “Exchange Agreement”) with two existing investors and holders of its senior secured notes (the “Noteholders”), pursuant to which the Noteholders agreed to exchange $1.5 million aggregate principal amount of Notes (see Note 8) for the Company’s newly-created non-voting Series B Convertible Preferred Stock (the “Series B Convertible”) and forgive any unpaid interest on such exchanged Notes. This exchange occurred in connection with the completion of the Private Placement in October 2017.
Management believes that the Company’s existing cash as of September 30, 2017 and the net proceeds from the completion of the Private Placement will be sufficient to fund its operations through June 2018. Substantial additional financing will be needed by the Company to fund its operations in the future and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: private placements of equity and/or debt, payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, providing manufacturing services on a contract basis to other biopharmaceutical companies and public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

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
Restricted cash
As of September 30, 2016, the Company had $216,086 in certificates of deposit related to the requirements of the Company’s bank loans. In December 2016, the Company repaid the senior bank loans therefore releasing this requirement.
Fair value of financial instruments
At September 30, 2017 and 2016, the Company’s financial instruments included accounts payable, accrued expenses, stockholder notes and senior secured debt. The carrying amount of accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. As of September 30, 2017, the carrying value of the warrant liability was the estimated fair value of the liability (See Note 4).
Prepaid expenses and other current assets
As of September 30, 2017 and 2016, the Company had prepaid research and development of  $199,740 and $1,979,527, respectively.
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

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

Long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company has not recognized any impairment of long-lived assets for the years ended September 30, 2017 and 2016.
Stock-based compensation
The Company measures equity classified stock-based awards granted to employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which is described more fully in Note 12. The fair value of each restricted stock award is measured as the fair value per share of the Company’s common stock on the date of grant.
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
The Company typically receives upfront, nonrefundable payments when licensing its intellectual property. For intellectual property licenses that do not have stand-alone value from the other deliverables to be provided, the upfront fee is deferred and revenue is recognized over the contractual or estimated performance period, which is typically the term of the research and development obligations. The periods over which revenue is recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.
The Company recognizes revenue from milestone payments when: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

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
For purposes of calculating diluted net loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and non-vested restricted stock awards using the treasury stock method. The diluted net loss per common share calculation is further affected by an add-back of change in fair value of warrant liability to the numerator under the assumption that the change in fair value of warrant liability would not have been incurred if the warrants had been converted into common stock.

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic earnings per share and diluted earnings per share as of September 30, 2017 and 2016:
	Year ended September 30,
	2017	2016
Basic Earnings Per Share
Net loss	$(40,025,870)	$(63,138,969)
Common stock outstanding (weighted average)	24,022,371	17,212,983
Basic net loss per share	$(1.67)	$(3.67)
Diluted Earnings Per Share
Net loss	$(40,025,870)	$(63,138,969)
Add change in fair value of warrant liability	(3,158,469)	—
Diluted net loss	(43,184,339)	(63,138,969)
Common stock outstanding (weighted average)	24,022,371	17,212,983
Add shares from dilutive warrants	19,418	—
Common stock equivalents	24,041,789	17,212,983
Diluted net loss per share	$(1.80)	$(3.67)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2017 and 2016, as they would be antidilutive:
	September 30,
	2017	2016
Performance-based stock units	175,530	247,309
Restricted stock units	939,879	1,094,269
Common stock warrants	7,484,504	8,186,934
Correction of Immaterial Error Related to Prior Periods
During the year ended September 30, 2017, the Company identified an error related to its accounting and classification for the 82,000 square feet of office and laboratory space in Cranbury, New Jersey that was entered into during August 2015. Due to the Company’s involvement in the construction required to complete the leased facility, the Company concluded that the lease should have been accounted for as a direct financing arrangement, whereby the Company records, the fair value of the asset in property and equipment, net on the consolidated balance sheets. A corresponding liability is also recorded and amortized over the lease term through monthly rental payments using the effective interest method.
As a result of the error, property and equipment and other long-term liabilities were each understated by $1.7 million in the Company’s consolidated balance sheet as of September 30, 2015. As of September 30, 2016, property and equipment and other liabilities were each understated by $1.7 million. For the year ended September 30, 2016, rent expense was overstated by $0.4 million and interest expense was understated by $0.4 million. This was primarily attributable to the reclassification of rental payments into interest expense payments in connection with a financing arrangement rather than an operating lease arrangement, as previously presented.
The Company reviewed the impact of this error on the prior periods in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and determined that the error was not material to the prior periods. However, the Company has corrected the consolidated balance sheet, as of September 30, 2016, by increasing property and equipment and other long-term liabilities each by $1.7 million. The Company has corrected the consolidated statement of operations for the year ended September 30, 2016 by decreasing research and development expenses and general and administrative expenses by $0.3 million and $0.1 million, respectively, and by increasing interest expense by $0.4 million.

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

Recently issued and adopted accounting pronouncements
In May 2014, the FASB issued ASU, No. 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This new ASU is intended provide clarity and reduce both the diversity in practice of and cost and complexity of applying the guidance in Topic 718, Compensation — Stock Compensation, to a change to the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.
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

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

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
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:
	September 30, 2017
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$2,274,954
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the year ended September 30, 2017:
Balance at October 1, 2016	$—
Issuance of warrants	5,493,619
Exercise of warrants	(60,196)
Change in fair value	(3,158,469)
Balance at September 30, 2017	$2,274,954

The Senior Note Warrants issued in connection with the Notes (see Note 8) are classified as liabilities on the accompanying consolidated balance sheet as the Senior Note Warrants include cash settlement features at the option of the holders under certain circumstances. The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black- Scholes option pricing model using the following assumptions:

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

September 30, 2017
Risk-free interest rate	1.77%
Remaining contractual life of warrant	4.67 years
Expected volatility	82%
Annual dividend yield	0%
Fair value of common stock	$1.37 per share
5.
Property and Equipment

Property and equipment, net, consists of:
	September 30,
	2017	2016
Laboratory equipment	$11,574,473	$11,452,858
Leasehold improvements	10,032,640	10,031,739
Computer software and hardware	472,054	421,206
Construction in progress	2,654,675	2,714,690
	24,733,843	24,620,493
Less: accumulated depreciation and amortization	(8,644,941)	(5,961,940)
	$16,088,902	$18,658,553

Depreciation and amortization expense for the years ended September 30, 2017 and 2016 was $2,692,100 and $2,394,279, respectively.
At September 30, 2017 and 2016, $3,692,913 and $3,630,683, respectively represents laboratory equipment under capital leases. The term of the leases are between 22 and 36 months and qualify as capital leases. The leases bear interest between 5.0 % and 19.4%. At September 30, 2017 and 2016, $1,061,901 and $732,002, respectively, of accumulated depreciation related to this leased equipment has been recognized.
The following is a schedule of future minimum lease payments under capital leases as of September 30, 2017 for the years ending September 30:
2018	$367,782
2019	23,896
2020	5,974
397,652
Less: amounts representing interest	(28,465)
Less: current portion	(341,120)
Capital lease obligations, excluding current portion	$28,067

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

6.
Accrued Expenses

Accrued expenses consists of:
	September 30,
	2017	2016
Compensation	$3,688,592	$3,884,386
Research and development .	1,637,657	1,343,910
Interest payable	1,047,122	234,754
Deferred offering costs	—	26,028
Professional fees	521,973	486,705
Director fees	376,695	73,125
Other accrued expenses	65,430	73,034
	$7,337,469	$6,121,942

7.
Stockholder Notes

	September 30,
	2017	2016
Restricted stock purchase notes	$800,000	$800,000
Common stock repurchase note	2,812,500	2,812,500
Working capital notes	1,000,000	1,000,000
	4,612,500	4,612,500
Less: current portion	(4,612,500)	(4,612,500)
	$—	$—

The Company previously repurchased shares of its restricted stock in exchange for $1,097,750 in notes which bear interest at rates ranging from 0% to 4% per annum and are due on demand.
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
During the years ended September 30, 2017 and 2016, the Company recognized interest expense related to the stockholder notes of  $320,000 and $589,675, respectively.
8.
Debt

Senior Secured Notes
September 30, 2017
Senior secured notes	$15,000,000
Unamortized debt discount	(1,768,300)
$13,231,700

In October, November and December 2016, the Company issued $1.85 million aggregate principal amount of unsecured bridge notes to accredited investors. These unsecured notes bore interest at a rate of 15% per year and had a one-year maturity date from the date of issuance. The unsecured notes were exchanged for senior secured promissory notes in December 2016 as described below.

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

In December 2016, the Company entered into a Note and Warrant Purchase Agreement (the “NWPA”) with accredited investors providing for the issuance and sale of up to $10.0 million of senior secured promissory notes (the “Notes”), which bear interest at a rate of 5% per year and mature December 22, 2017 and warrants (the “Senior Note Warrants”) to acquire an aggregate 2.3 million shares of the Company’s common stock at an exercise price of $3.00 per share, which have a five-year term. The Company closed the initial sale and purchase of the Notes and Senior Note Warrants in December 2016, issuing $8.35 million aggregate principal amount of Notes and Senior Note Warrants to acquire up to 1,920,500 shares of the Company’s common stock in exchange for $6.5 million of cash and an aggregate of  $1.85 million of existing unsecured bridge notes issued by the Company in October, November and December 2016. The proceeds were first allocated to the warrant liability based on an initial fair value of  $3.3 million with a corresponding amount recorded as a debt discount. In addition, the Company incurred $40,000 of debt issuance costs that have been recorded as a debt discount. The debt discount is being amortized into interest expense over the term of the Notes.
The Company used $2.4 million of the proceeds from the sale of the Notes to pay off its remaining senior secured bank loans, and will use the remainder for working capital purposes. In January 2017, the Company issued additional Notes and Senior Note Warrants for $1.65 million of cash.
In April 2017, the Company entered into the First Amendment to the NWPA (the “Amendment”) with the required holders of its Notes named therein, to amend certain terms of the NWPA. The primary purpose of the Amendment was to increase the aggregate principal amount of Notes that may be sold under the NWPA from $10.0 million to $15.0 million, and permit the issuance of additional Senior Note Warrants to acquire an aggregate 1,665,000 shares of the Company’s common stock and extend the time that the Company may issue additional Notes and Senior Note Warrants without approval of the holders of existing notes from 90 days to 180 days. Notes sold under the Amendment bear interest at a rate of 5% per annum and mature in December 2017. In September 2017, in connection with the Private Placement, the maturity date of the Notes was extended by one year to December 2018.
During April and May 2017, the Company issued an additional $5.0 million of Notes and Senior Note Warrants to acquire an aggregate of 1,304,500 shares of its common stock. The proceeds were first allocated to the warrant liability based on an initial fair value of  $1.4 million with a corresponding amount recorded as a debt discount. In addition, the Company incurred $3,635 of debt issuance costs that have been recorded as a debt discount. The debt discount is being amortized into interest expense over the term of the Notes.
Under the NWPA and the Amendment, the Company agreed to customary negative covenants restricting its ability to repay indebtedness to officers, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted, or enter into any transactions with affiliates. In addition to the negative covenants in the NWPA, the Notes include customary events of default. In connection with the closing of the initial sale of the Notes and Senior Note Warrants, the Company entered into a Security Agreement and an Intellectual Property Security Agreement, each dated December 22, 2016, granting the holders of the Notes a security interest in all of its assets, as well as a Registration Rights Agreement dated February 3, 2017.
In September 2017, the Company entered into the Exchange Agreement with the Noteholders, pursuant to which the Noteholders agreed to exchange $1.5 million aggregate principal amount of Notes for Series B Convertible and forgive any unpaid interest on such exchanged Notes. This exchange occurred in connection with the completion of the Private Placement in October 2017.
Interest expense on the Notes for the year ended September 30, 2017 was $4,441,886.

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

Other Indebtedness
In addition to the Notes, the Company has several other types of outstanding debt consisting of term bank loans and equipment loans.
	September 30,
	2017	2016
Term loans – Bank	$—	$2,526,502
Equipment loans	203,710	354,979
Unamortized financing costs	—	(61,224)
	203,710	2,820,257
Less: current portion	(52,600)	(586,454)
Long-term debt	$151,110	$2,233,803

The term bank loans bore interest at the prime rate plus 2.75% and were adjusted monthly. In December 2016, the remaining balance of the term loans were paid in full releasing the prior requirements of a certificate of deposit.
The equipment loans bear interest at rates ranging from 12% to 16% with the original term of the loans ranging from 1 to 5 years. Minimum monthly payments of principal and interest under the equipment loans are $19,379 and are collateralized by the related equipment purchased and an unconditional personal guarantee by the founding stockholder and CEO.
Interest expense on the above loans for the years ended September 30, 2017 and 2016 was $230,824 and $287,280, respectively.
Future maturities of other indebtedness at September 30, 2017 are as follows for the years ending September 30:
2018	$52,600
2019	151,110
$203,710

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

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

Each of the Company’s commercial agreements with Selexis will expire upon the expiration of all applicable Selexis patent rights. Either party may terminate the related agreement in the event of an uncured material breach by the other party or in the event the other party becomes subject to specified bankruptcy, winding up or similar circumstances. Either party may also terminate the related agreement under designated circumstances if the Selexis Technology infringes third-party intellectual property rights. In addition, the Company has the right to terminate each of the commercial agreements at any time at its convenience; however, with respect to the agreements relating to ONS-3010 and ONS-1045, this right is subject to the licensee’s consent pursuant to a corresponding letter the Company executed in conjunction with the standby agreement entered into between Selexis and Laboratories Liomont, S.A. de C.V. (“Liomont”) in November 2014.
The standby agreement permits Liomont to assume the license under the applicable commercial agreement for Mexico upon specified triggering events involving our bankruptcy, insolvency or similar circumstances.
Technology License
The Company entered into a technology license agreement that will require milestone payments of  $353,600 (based on an exchange rate on September 30, 2017 for converting Swiss Francs to U.S. dollars) to the licensor by the Company upon achievement of certain clinical milestones and pay a single digit royalty on net sales by the Company utilizing such technology. The Company also has the contractual right to buy out the royalty payments at a future date.
Leases
In July 2016, the Company entered into a fifth amendment to its lease agreement for its office and operating space which, as amended, has a term ending in June 2021. Rent expense under operating leases was $1,352,708 and $1,207,882 for the years ended September 30, 2017 and 2016, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not yet paid. Landlord allowances for tenant improvements are deferred and recognized as a reduction to rent expense on a straight line basis and over the remaining lease term.
Additionally, in August 2015, the Company entered into a lease for approximately 82,000 square feet of office and laboratory space in Cranbury, New Jersey, with lease payments that commenced in March 2016 and expires in March 2026. The lease is accounted for as a financing arrangement to which a liability is recorded and amortized over the lease term down to the expected asset value at the end of the lease. During the years ended September 30, 2017 and 2016, the Company recorded interest expense of  $421,028 and $383,864, respectively.
Future minimum payments under noncancelable operating leases and the financing arrangement at September 30, 2017 are as follows for the years ending September 30:
	Operating Leases	Financing Arrangement
2018	$1,299,664	$418,200
2019	1,333,427	418,200
2020	1,353,345	418,200
2021	1,180,967	454,936
2022	372,964	481,176
Thereafter	1,096,012	1,644,018
	$6,636,379	$3,834,730

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

Employee Benefit Plan
The Company maintains a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company matches 100% of the first 3% of employee contributions. The Company assumes all administrative costs of the Plan. For the years ended September 30, 2017 and 2016, the expense relating to the matching contribution was $209,782 and $191,097, respectively.
10.
Stockholders’ Equity (Deficit)

Lincoln Park Capital, LLC transaction
In March 2017, the Company entered into a Purchase Agreement and a registration rights agreement with an accredited investor, Lincoln Park Capital, LLC (“Lincoln Park”), providing for the purchase of up to $15.4 million of the Company’s common stock over the 30-month term of the purchase agreement.
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
During the year ended September 30, 2017, the Company sold 737,817 shares of common stock to Lincoln Park for $1,620,931, and incurred $147,540 of issuance costs. In addition, the Company issued 122,418 shares of common stock to Lincoln Park as commitment shares pursuant to the purchase agreement.

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

Common stock
From October 2015 through January 2016, the Company sold 573,388 shares of its common stock at $29.05 per share raising $16,137,913 in net proceeds. In May 2016, upon consummation of its initial public offering (“IPO”) and concurrent private placement, the Company sold 5,833,334 units at $6.00 per unit and completed a concurrent private placement of an additional 833,332 shares of its common stock, 416,666 Series A warrants and 416,666 Series B warrants, at the same price, raising $33,784,205 in aggregate net proceeds. Each unit consisted of one share of the Company’s common stock and ½ a Series A warrants and ½ a Series B warrant.
Concurrent with the closing of the IPO, 1,739,130 shares of redeemable common stock were reclassified to common stock upon the lapse of a contractual redemption right.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2017.
Common stock warrants
As of September 30, 2017, the Company had the following warrants outstanding to acquire shares of its common stock:
	Outstanding	Exercise price per share	Expiration date
Series A warrants	3,333,333	$6.60	February 18, 2018
Series B warrants	3,333,333	$8.50	May 18, 2018
Common stock warrants issued with IPO	817,838	$0.01	November 11, 2019
Common stock warrants issued with senior secured notes	3,521,501	$3.00	December 22, 2021
	11,006,005

During the year ended September 30, 2017, warrants to purchase 704,019 and 82,999 shares with exercise prices of  $0.01 and $3.00 per share respectively, were exercised.
11.
Convertible Preferred Stock

As discussed in Note 1, the Company entered into the Purchase Agreement with GMS Tenshi in September 2017 pursuant to which GMS Tenshi agreed to purchase an aggregate 250,000 shares of Series A Convertible at a purchase price of  $100.00 per share, for an aggregate purchase price of  $25.0 million in cash. The Series A Convertible is initially convertible into 37,795,948 shares of the Company’s common stock, representing an effective conversion rate of  $0.66 per share, which represents a discount to the market value of the Company’s common stock as of September 7, 2017 (on which date, the closing price of the Company’s common stock was $0.90 per share). In addition to the sale of the Series A Preferred, the Company also agreed to issue GMS Tenshi the GMS Tenshi Warrants, which have a term of 8-years and an initial exercise price of $0.90 per share.
In September 2017, the Company closed the initial sale of 32,628 shares of Series A Convertible for an aggregate purchase price of  $3,262,800. In connection with the initial sale, the Company recognized a beneficial conversion charge of  $1,176,743 which represents the in-the-money value of the conversion rate as of the date of sale. GMS Tenshi purchased the remaining 217,372 shares of Series A Convertible and the GMS Tenshi Warrants in October 2017, for a purchase price of  $21,737,200.

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

In connection with the entry into the Purchase Agreement, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of Oncobiologics, Inc. (the “Certificate of Designation”) with the Secretary of State of the State of Delaware.
Series A Convertible Preferred Stock
The Series A Convertible accrue dividends at a rate of 10% per annum, compounded quarterly, payable quarterly at the Company’s option in cash or in kind in additional shares of Series A Convertible, although the initial dividends payable on the shares of Series A Convertible issued in September 2017, while accruing from issuance, will be payable in December 2017. The Series A Convertible will also be entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of common stock or other securities. The initial conversion rate is subject to appropriate adjustment in the event of a stock split, stock dividend, combination, reclassification or other recapitalization affecting the common stock.
The holders of the Series A Convertible will have the right to vote on matters submitted to a vote of the Company’s stockholders on an as-converted basis. In addition, without the prior written consent of a majority of the outstanding shares of Series A Convertible, the Company may not take certain actions.
The terms of the Series A Convertible distinguish between certain liquidation events (such as a voluntary or involuntary liquidation, dissolution or winding up of the Company) and “deemed” liquidation events (such as a sale of all or substantially all of the Company’s assets, various merger and reorganization transactions, being delisted from NASDAQ, and the occurrence of an event of default under the terms of the Notes), in each case as defined in the Certificate of Designation. In the event of a liquidation (as defined in the Certificate of Designation) the liquidation preference payable equals the sum of  (A) 110% of the stated value per share plus (B) (x) 110% of any accrued but unpaid preferred dividends (as defined in the Certificate of Designation) plus (y) any unpaid participating dividends (as defined in the Certificate of Designation). In the case of a deemed liquidation event (as defined in the Certificate of Designation), the multiplier is increased to 120%.
The Series A Convertible is convertible at any time at the option of the holder based on the then applicable conversion rate. If conversion is in connection with a liquidation, the holder is entitled to receive 110% of the number of shares of common stock issuable based upon the then applicable conversion rate. In the event of a deemed liquidation event (as defined in the Certificate of Designation), the multiplier is increased to 120%.
Additionally, the holder may require the Company to redeem the Series A Convertible in the event of deemed liquidation event for the sum of  (A) 120% of the stated value per share plus (B) (x) 120% of any accrued but unpaid preferred dividends (as defined in the Certificate of Designation) plus (y) any unpaid participating dividends (as defined in the Certificate of Designation), although such redemption may not be made without the consent of the senior secured noteholders if such notes are outstanding at the time of any such redemption.
Series B Convertible Preferred Stock
In September 2017, the Company entered the Exchange Agreement with the Noteholders whereby, upon consummation of the sale of the remaining 217,372 shares of Series A Convertible to GMS Tenshi in the Private Placement, the Noteholders would exchange $1,500,000 in aggregate principal amount of Notes for 1,500,000 shares of Series B Convertible. The exchange occurred in October 2017.
The Series B Convertible are non-voting, do not accrue dividends nor do the shares of Series B Convertible have any specific rights or preferences, and have a stated value of  $1.00 per share and are convertible into 2,112,676 shares of common stock. The Series B Convertible are not convertible into common stock if the holder thereof would beneficially own more than 9.99% of the common stock, or, if during the first six-month period following the closing of the exchange, 7.50%, but automatically converts into common stock in part from time to time if the holder beneficially owns below a certain beneficial ownership threshold of the common stock.

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

Former Series A Preferred Stock
In connection with the May 2016 closing of the Company’s IPO, all outstanding shares of the former Series A Preferred converted into 1,969,818 shares of common stock.
12.
Stock-Based Compensation

2011 Equity Incentive Plan
The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, restricted stock units (“RSUs”), performance-based awards, cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 1,159,420. As of September 30, 2017, performance-based stock unit awards (“PSUs”) representing 175,528 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, no future awards under the 2011 Plan will be granted.
2015 Equity Incentive Plan
In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The maximum number of shares of common stock that may be issued under the 2015 Plan is 2,638,101 shares. As of September 30, 2017, RSUs representing 939,879 shares of the Company’s common stock were outstanding under the 2015 Plan and 1,214,309 shares remained available for grant under the 2015 Plan.
The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the years ended September 30, 2017 and 2016:
	Year ended September 30,
	2017	2016
Research and development	$1,001,022	$2,044,379
General and administrative	7,570,408	10,405,700
	$8,571,430	$12,450,079

	Year ended September 30,
	2017	2016
Equity-classified compensation	$8,571,430	$10,058,217
Liability-classified compensation	—	2,391,862
	$8,571,430	$12,450,079

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

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity related to PSUs during the years ended September 30, 2017 and 2016:
	Number of PSUs	Weighted-Average Base Price Per PSU
Balance at October 1, 2015	687,013	$3.45
Forfeitures	(4,924)	4.85
Exchanged for restricted stock units	(434,780)	3.45
Balance at October 1, 2016	247,309	6.33
Forfeitures	(71,779)	6.46
Balance at September 30, 2017	175,530	$6.27

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
As of September 30, 2017, there was $89,428 of unamortized expense that will be recognized over a weighted-average period of 1.1 years.

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

Restricted Stock Units
The following table summarizes the activity related to RSUs during the years ended September 30, 2017 and 2016:
	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at October 1, 2015	—	$—
Granted	705,311	28.31
Forfeitures	(2,263)	13.78
Issued in connection with PSU exchange	391,303	29.05
Balance at October 1, 2016	1,094,351	28.61
Granted	615,000	2.11
Vested and settled	(483,913)	29.05
Forfeitures	(285,559)	3.14
Balance at September 30, 2017	939,879	$18.78

The Company has granted RSUs that generally vest over a period of two to four years from the date of grant. In addition, vesting of certain of the RSUs was also dependent upon the closing of the IPO, which is a performance condition that is outside the Company’s control. Therefore, the Company did not recognize any stock-based compensation until the consummation of the IPO in May 2016.
As of September 30, 2017, there was $4,265,887 of unamortized expense that will be recognized over a weighted-average period of 0.9 years.
13.
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
Under the terms of the arrangement, the Company has received $7,500,000 in upfront payments and non-substantive milestones and received $8,500,000 in substantive milestones. The Company determined that the deliverables under the Huahai arrangement were the exclusive license and the research and development services to be completed by the Company. Since the license did not have standalone value, the upfront and non-substantive milestones payments received have been deferred and are being recognized ratably on a straight line basis through December 2021, the expected date in which the research and development will be completed. Substantive milestones received under the Huahai arrangement are recognized upon achievement.
During the years ended September 30, 2017 and 2016, the Company recognized $714,848 and $1,175,580 of deferred revenues, respectively. As of September 30, 2017 and 2016, deferred revenue included in the Company’s consolidated balance sheet related to the Huahai arrangement was $3,038,102 and $3,752,950, respectively.

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

IPCA License and Collaboration Agreement
In August 2013, the Company entered into a strategic license agreement with IPCA Laboratories Limited and its affiliates (“IPCA”) under which the Company granted IPCA a license for the research, development, manufacture, use or sale of the ONS-3010 and, by amendment in May 2014, the ONS-1045 biosimilar product candidates with respect to India, Sri-Lanka, and Myanmar, and non-exclusive with respect to Nepal and Bhutan, or collectively, the agreed territory. In addition, the Company granted IPCA a right and license under the Selexis Technology to enable IPCA to establish an exclusive production process for the products in its agreed territory and to exclusively market the products in the agreed territory. The Company also agreed not to amend or terminate its rights under its commercial license agreement with Selexis without IPCA’s prior written consent.
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
During the years ended September 30, 2017 and 2016, the Company recognized deferred revenues of $261,072 and $421,732, respectively. As of September 30, 2017 and 2016, deferred revenue included in the Company’s consolidated balance sheets was $1,109,558 and $1,370,630, respectively.
Liomont Agreement
In June 2014, the Company entered into a strategic license agreement with Liomont, under which the Company granted Liomont and its affiliates an exclusive, sublicenseable license in Mexico for the research, development, manufacture, use or sale of the ONS-3010 and ONS-1045 biosimilar product candidates in Mexico. In addition, the Company granted Liomont a non-exclusive right and license under the Selexis Technology and related intellectual property to enable Liomont to distribute, market and commercialize the products in Mexico. The Company also agreed not to amend or terminate its rights under the commercial agreement with Selexis without Liomont’s prior written consent.
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

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

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
During the years ended September 30, 2017 and 2016, the Company recognized deferred revenue of $236,641 and $382,264, respectively. As of September 30, 2017 and 2016, deferred revenue included in the Company’s consolidated balance sheets was $1,005,724 and $1,242,365.
GMS Tenshi Agreement
In July 2017, the Company entered into a strategic licensing agreement with GMS Tenshi, under which it granted GMS Tenshi and its affiliates a perpetual, irrevocable, exclusive, sublicensable license in the agreed territory for the research, development, manufacture, use or sale of the ONS-1045 biosimilar product candidate in the agreed territory. The agreed territory includes all emerging markets but specifically excludes major developed markets, such as the United States, Canada, Europe, Japan, Australia and New Zealand, and smaller markets where the Company has existing licensing arrangements, such as Mexico, greater China and India. The Company received an initial upfront payment from GMS Tenshi of  $1.25 million, and an additional $1.25 million upon meeting a notice and acknowledgment milestone.
In September 2017 the Company and GMS Tenshi superseded and replaced the strategic license agreement with a Joint Development and License Agreement (the “JDLA”) providing for the development and commercialization of the Company’s ONS-3010 and ONS-1045 biosimilar product candidates in the same geographic territories. In exchange for granting GMS Tenshi a perpetual, irrevocable, exclusive, sublicensable license in the agreed territory for the research, development, manufacture, use or sale of the ONS-3010 and ONS-1045 biosimilar product candidates in the agreed territory, GMS Tenshi made an additional payment of  $2.5 million in connection with the JDLA.
The Company may receive up to an additional $2.5 million milestone payments under the JDLA for each licensed product upon achievement of certain net profit thresholds. The parties agreed to share net profits based on sales of licensed products in the agreed territory, in proportions weighed in GMS Tenshi’s favor, subject to adjustment as provided in the agreement.
During the year ended September 30, 2017, the Company recognized revenue of  $2,598,958 under the GMS Tenshi agreements. As of September 30, 2017, deferred revenue included in the Company’s consolidated balance sheet was $2,401,042.
14.
Related-Party Transactions

During the years ended September 30, 2017 and 2016, there were no related party transactions other than as previously disclosed for the Stockholder Notes (Note 7), Debt (Note 8) and the GMS Tenshi Agreement (Note 13).
15.
Income Taxes

Income tax expense for the years ended September 30, 2017 and 2016 consists of the following:
	Year Ended September 30,
	2017	2016
State tax	$1,500	$3,000
Foreign tax provision	500,000	100,000
	$501,500	$103,000

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

The Company incurred $0.5 million and $0.1 million of foreign withholding taxes in connection with the Company’s collaboration and licensing agreements during the years ended September 30, 2017 and 2016, respectively.
A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:
	Year Ended September 30,
	2017	2016
U.S. federal statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.4)	(5.9)
Foreign witholding tax	1.3	0.2
Permanent differences	(2.8)	—
Foreign tax credits	(1.6)	—
Change in valuation allowance	44.8	40.0
Other	—	(0.1)
Effective income tax rate	1.3%	0.2%

The tax effects of the temporary differences that gave rise to deferred taxes were as follows:
	September 30,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$48,828,141	$36,146,789
Stock compensation	14,098,985	11,249,314
Deferred revenue	3,017,238	2,542,558
Research and development credit carryforward	757,701	757,701
Foreign tax credits	2,857,309	2,257,309
Accruals and others	1,539,943	1,287,592
Gross deferred tax assets	71,099,317	54,241,263
Less: valuation allowance	(69,902,446)	(52,737,104)
	1,196,871	1,504,159
Deferred tax liability:
Fixed assets	(1,196,871)	(1,504,159)
Net deferred tax assets	$—	$—

As of September 30, 2017, the Company has approximately $131.5 million and $69.6 million of Federal and New Jersey net operating losses (“NOLs”) that will begin to expire in 2030 and 2036, respectively. As of September 30, 2017, the Company has federal and state research and development (“R&D”) tax credit carryforwards of  $0.8 million available to reduce future tax liabilities, which will begin to expire in 2031. As of September 30, 2017, the Company has Federal foreign tax credit carryforwards of  $2.9 million available to reduce future tax liabilities which will begin to expire starting in 2023. $2.4 million of the Federal foreign tax credit carryforward is included in the balance of unrecognized tax benefits. Realization of the deferred tax asset is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax asset does not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets as of September 30, 2017 and 2016. The valuation allowance increased $17.1 million and $14.1 million during the years ended September 30, 2017 and 2016, respectively.
When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely-than-not be realized. The determination as to whether the tax benefit will

Oncobiologics, Inc.
Notes to Consolidated Financial Statements

more-likely-than-not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes interest and penalties accrued on any unrecognized tax benefits within the provision for income taxes in its consolidated statements of operations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
	Year Ended September 30,
	2017	2016
Balance at beginning of year	$1,854,629	$1,754,629
Additions based on tax positions related to the current year	497,500	100,000
Balance at end of year	$2,352,129	$1,854,629

The Company does not anticipate material change in the unrecognized tax benefits in the next 12 months. These unrecognized tax benefits, if recognized, would affect the annual effective tax rate. The Company’s income tax returns for the years from 2011 through 2016 remain open for examination by the Internal Revenue Service as well as various state, local and foreign jurisdictions.
Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s NOL carryforwards may be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the NOL carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there would be a reduction in the deferred tax assets with an offsetting reduction in the valuation allowance.
16.
Subsequent Events

On October 31, 2017, following receipt of the requisite stockholder approval under applicable NASDAQ listing rules and pursuant to the Purchase Agreement, the Company issued the remaining 217,372 shares of Series A Convertible and the GMS Tenshi Warrants to GMS Tenshi for an aggregate purchase price of $21,737,200. The GMS Tenshi Warrants are exercisable into 16,750,000 shares of common stock at $0.90 per share and have a term of eight years. Concurrent therewith, and pursuant to the Exchange Agreement, the Noteholders exchanged $1,500,000 in aggregate principal of Notes for 1,500,000 shares of the Series B Convertible and forgave any accrued but unpaid interest thereon.
In November 2017, the Company received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell a portion of its unused New Jersey NOLs and R&D tax credits. As a result, the Company received $3.15 million of cash from the sale of these NOLs and credits in December 2017.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
Item 9A.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective as of September 30, 2017.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted account principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of September 30, 2017.
As an emerging growth company, as defined under the Terms of the JOBS Act of 2012, the Company’s independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.
Other Information

Not applicable.

PART III
Certain information required by PART III is omitted from this Annual Report on From 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our year ended September 30, 2017.
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

EXHIBITS
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
3.4
Certificate of Designation of Series A Convertible Preferred Stock and of Series B Convertible Preferred Stock of Oncobiologics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

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

10.28
Amendment to the Warrant Agreement dated May 18, 2016 by and Oncobiologics, Inc. and American Stock Transfer & Trust Company LLC, as Warrant Agent, dated February 6, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 6, 2017).

10.29	Form of Series A warrant certificate (included in Exhibit 10.27).
10.30	Form of Series B warrant certificate (included in Exhibit 10.27).
10.31
Note and Warrant Purchase Agreement by and between Oncobiologics, Inc. and the Purchasers named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).

10.32
First Amendment to Note and Warrant Purchase Agreement by and among Oncobiologics, Inc. and the Noteholders named therein, dated April 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on April 17, 2017).

10.33
Note, Warrant and Registration Rights Amendment and Waiver, dated September 7, 2017 (incorporated by reference to Exhibit 10.9 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.34	Form of Senior Secured Promissory Note (included as Exhibit A to the Note and Warrant Purchase Agreement filed as Exhibit 10.30).
10.35	Form of Warrant (included as Exhibit B to the Note and Warrant Purchase Agreement filed as Exhibit 10.30).
10.36
Security Agreement by and between Oncobiologics, Inc. and the Secured Parties named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).

10.37
Intellectual Property Security Agreement by and between Oncobiologics, Inc. and the Secured Parties named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).

10.38
Registration Rights Agreement by and among Oncobiologics, Inc. and the Investors named therein, dated February 3, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 3, 2017).

10.39
Purchase Agreement by and between Oncobiologics, Inc. and Lincoln Park Capital Fund, LLC, dated March 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on March 9, 2017).

10.40
Registration Rights Agreement by and between Oncobiologics, Inc. and Lincoln Park Capital Fund, LLC, dated March 8, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on March 9, 2017).

10.41
Purchase Agreement by and between Oncobiologics, Inc. and the Investor named therein, dated September 7, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.42	Form of Warrant to Purchase Common Stock of Oncobiologics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.43
Purchase and Exchange Agreement by and between Oncobiologics, Inc. and the Noteholders named therein, dated September 7, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.44
Investor Rights Agreement by and between Oncobiologics, Inc. and the Investor named therein, dated September 7, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.45
Form of Voting and Lock-up Agreement by and between the Investor named therein and the director or Executive Officer of Oncobiologics, Inc. party thereto, dated September 7, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.46
Voting and Lock-up Agreement by and between the Investor named therein and Todd C. Brady, Director Oncobiologics, Inc., dated September 7, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.47
Form of Voting and Lock-up Agreement by and between the Investor named therein and the Stockholder of Oncobiologics, Inc. party thereto, dated September 7, 2017 (incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.48
Form of Voting and Lock-up Agreement by and between the Investor named therein and the Noteholder named therein, dated September 7, 2017 (incorporated by reference to Exhibit 10.7 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.49
Lock-up Agreement by and between the Investor named therein and Pankaj Mohan, Ph.D., dated September 7, 2017 (incorporated by reference to Exhibit 10.8 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

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

Item 16.
Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 29, 2017	By:	/s/ Pankaj Mohan
	Name:	Pankaj Mohan, Ph.D.
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Pankaj Mohan Pankaj Mohan, Ph.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	December 29, 2017
/s/ Lawrence A. Kenyon Lawrence A. Kenyon	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 29, 2017
/s/ Claudio Albrecht Claudio Albrecht	Director	December 29, 2017
/s/ Scott Canute Scott Canute	Director	December 29, 2017
/s/ Yezan Haddadin Yezan Haddadin	Director	December 29, 2017
/s/ Kurt J. Hilzinger Kurt J. Hilzinger	Director	December 29, 2017
/s/ Joe Thomas Joe Thomas	Director	December 29, 2017
/s/ Faisal G. Sukhtian Faisal G. Sukhtian	Director	December 29, 2017