Form 10-K/A
period 2017-09-30
Oncobiologics, Inc.
filed 2018-01-29
CIK 1649989

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

7 Clarke Drive

Cranbury, New Jersey 08512

(609) 619-3990

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	NASDAQ Global Market
Series A warrants, $0.01 par value per share	NASDAQ Global Market
Series B warrants, $0.01 par value per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes       ☐     No       ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐     No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       ☒    No       ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      ☒         No       ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Oncobiologics, Inc. is filing this Amendment No. 1 to Annual Report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as filed with the Securities and Exchange Commission, or SEC, on December 29, 2017. The principal purpose of this Amendment No. 1 is to include the Part III information that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, this Amendment No. 1 hereby amends and restates Part III, Items 10 through 14 of the Form 10-K as set forth below and updates the Exhibits in Item 15. No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and our other filings with the SEC.

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

Directors and Executive Officers

The following table sets forth information concerning our current directors and executive officers, including their ages as of January 1, 2018. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Executive Officers
Pankaj Mohan, Ph.D.	53	President, Chief Executive Officer and Director
Kenneth M. Bahrt, M.D.	64	Chief Medical Officer
Lawrence A. Kenyon	52	Chief Financial Officer and Corporate Secretary
Stephen J. McAndrew, Ph.D.	63	Senior Vice President, Business Strategy & Development
Elizabeth A. Yamashita	57	Vice President, Regulatory Affairs
Non-Employee Directors
Claudio Albrecht	66	Director
Scott Canute	57	Director
Yezan Haddadin	42	Director
Kurt J. Hilzinger	57	Director
Faisal G. Sukhtian	33	Director
Joe Thomas	60	Director

Executive Officers

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

Stephen J. McAndrew, Ph.D. Dr. McAndrew served initially as our Vice President of Business Development from February 2012 through March 2014, and as our Senior Vice President, Business Strategy & Development since March 2014. Prior to joining our company, from March 2011 to February 2012, Dr. McAndrew served as the President of SJM BioPharm Consulting, a biopharmaceutical consulting company. From December 2009 to March 2011, Dr. McAndrew served as Vice President of Scientific Commercial Development at Taconic Biosciences, Inc., a contract research and biotechnology company, and from August 2007 to December 2009, Dr. McAndrew served as Vice President of Business Development at Caliper Life Sciences, Inc., a biotechnology company. Prior to that, from January 2004 to August 2007, Dr. McAndrew served as Vice President of Business Development at Xenogen Biosciences Corporation, a provider of in vivo drug discovery services. From January 2001 to December 2003, Dr. McAndrew served as Vice President of Pharmaceutical Business Development at Lexicon Pharmaceuticals, Inc., a biopharmaceutical drug-development company. Prior to that, from March 1993 to December 2001, Dr. McAndrew served in various positions of increasing responsibility at Bristol-Myers Squibb Company, including as Director of Biotechnology Licensing. Dr. McAndrew received a Ph.D. in Cellular and Molecular Biology from Ohio University, an M.S. in Molecular Genetics from the State University of New York at Albany and a B.S. from the State University of New York at Oswego.

Elizabeth A. Yamashita. Ms. Yamashita has served as our Vice President of Regulatory Affairs since July 2015 and, prior to that, our Vice President of Regulatory and Clinical Affairs since April 2014. Prior to joining us, from October 2012 to January 2014, Ms. Yamashita served as Group Vice President of Regulatory Affairs at Savient Pharmaceuticals, Inc., a biopharmaceutical company, and also as Vice President, CMC Regulatory from June 2011 to October 2012. From May 2006 to June 2011, Ms. Yamashita served as Principal Fellow, CMC Regulatory Strategy and Vice President Regulatory CMC & Operations at ImClone Systems Inc., a biopharmaceutical company. Prior to that, Ms. Yamashita was employed by Bristol-Myers Squibb Company for 24 years and from 2000 to 2006, Ms. Yamashita served as the Group Director of Global Regulatory Sciences, CMC. Ms. Yamashita received a Regulatory Affairs Certification from the Regulatory Affairs Professional Society and a B.S. in Chemistry from the University of Rochester. Ms. Yamashita tendered her resignation from our company effective February 2, 2018, but will continue to serve in an advisory capacity following termination of her employment.

Non-Employee Directors

Claudio Albrecht. Mr. Albrecht has served as a member of our board of directors since October 2017. Since September 2017, Mr. Albrecht has served as the Chairman of the Executive Board and Chie Executive Officer of Stada AG, a leading European generics and over-the-counter company. Since June 2013, Mr. Albrecht has been a Managing Partner of Albrecht, Prock & Partners AG, a consulting firm specializing in pharmaceuticals. From 2010 to 2012, Mr. Albrecht served as the Chief Executive Officer and Chairman of the Board of the Actavis Group HF, or Actavis, a global generics pharmaceutical company prior to its acquisition by Watson Pharmaceuticals, Inc. for $6 billion, which represented an above average industry multiple. From 2000 to 2007, Mr. Albrecht served as Chief Executive Officer of ratiopharm GmbH, or ratiopharm, a leading generic pharmaceutical company before its acquisition by Teva Pharmaceutical Industries Ltd, where Mr. Albrecht oversaw the development and manufacturing program for first generation biosimilars, investment in its own active pharmaceutical ingredient manufacturing and “fill and finish” plant. From 1987 until 2000, Mr. Albrecht held various roles at Sandoz GmbH, the generic division of Novartis AG. Mr. Albrecht also serves as a member of the board of directors of Orifarm Group A/S, a pharmaceutical wholesaler and generic pharmaceutical company. Mr. Albrecht received a Ph.D. in Law from the University of Innsbruck. Mr. Albrecht was appointed to fill a vacancy on our board of directors, and was designated for such vacancy by GMS Tenshi Holdings Pte. Limited, or GMS Tenshi, pursuant to the Investor Rights Agreement by and between our company and GMS Tenshi dated September 11, 2017. Our board of directors believes Mr. Albrecht’s experience in the biopharmaceutical industry, as well as his experience as a member on the boards of director of multiple companies in the industry, qualifies him to serve on our board of directors.

Scott A. Canute. Mr. Canute has served as a member of our board of directors since October 2011. Mr. Canute also has served as a member of the board of directors of Immunomedics, Inc., a biopharmaceutical company, since March of 2017, and of Akebia Therapeutics, Inc., a biopharmaceutical company, since August 2016, and of Proteon Therapeutics, Inc., a biopharmaceutical company, since July 2015 and of Flexion Therapeutics, Inc., a pharmaceutical company, since March 2015. In addition, Mr. Canute formerly served as a member of the board of directors of Inspiration Biopharmaceuticals, Inc., a biopharmaceutical company, from September 2012 to September 2013 and AlloCure Inc., a biotechnology company, from October 2012 to October 2014 and as a member of the technical advisory board of Moderna Therapeutics, Inc., a physical therapy company, from October 2012 to March 2017. From March 2010 to July 2011, Mr. Canute served as the President of Global Manufacturing and Corporate Operations of Genzyme Corporation, a biotechnology company. Prior to that, from 1982 to 2007, Mr. Canute served in various management positions at Eli Lilly & Company, including as the President of Global Manufacturing Operations from 2004 to 2007, Vice President of Global Manufacturing from 2001 to 2004, Vice President of Global Pharmaceutical Manufacturing from 1999 to 2001 and General Manager of European Manufacturing Operations from 1998 to 1999. Mr. Canute received an M.B.A. from Harvard Business School and a B.S. in Chemical Engineering from the University of Michigan. Our board of directors believes Mr. Canute’s experience in the biopharmaceutical industry, as well as his experience as a member on the boards of director of multiple companies in the industry, qualifies him to serve on our board of directors.

Yezan Haddadin. Mr. Haddadin has served as a member of our board of directors since October 2017. Since July 2017, Mr. Haddadin has served as chief executive officer of GMS Capital Partners LLC, an investment company focused on making direct private equity investments in North America. GMS Capital Partners LLC is a subsidiary of GMS Holdings. From 2014 to 2017, Mr. Haddadin served as the Chief Executive Officer and a member of the board of directors of a regional investment bank based in Amman, Jordan and Dubai, United Arab Emirates. From 2013 to 2014, Mr. Haddadin served as an Advisor at Ripplewood Holdings LLC, a New York-based private equity firm. Mr. Haddadin also served as a Managing Director at Perella Weinberg Partners in New York from 2007 to 2013 and an Executive Director with JPMorgan in its mergers and acquisitions group from 2000 to 2007. Mr. Haddadin currently serves as a member of the board of directors at Sixth of October Investment Company, a publicly listed Egyptian real estate development company and The Near East Foundation, a New York-based private non-profit development agency with projects in Africa and the Middle East.  Mr. Haddadin holds a J.D. from Northwestern University Law School and a B.S. in Foreign Service from Georgetown University. Mr. Haddadin was appointed to fill a vacancy on the Board, and was designated for such vacancy by GMS Tenshi pursuant to the Investor Rights Agreement by and between our company and GMS Tenshi dated September 11, 2017. Our board of directors believes Mr. Haddadin’s managerial and capital raising experience qualifies him to serve on our board of directors.

 Kurt J. Hilzinger. Mr. Hilzinger has served as a member of our board of directors since December 2015. Since 2007, Mr. Hilzinger has served as a partner at Court Square Capital Partners L.P., an independent private equity firm, where he is responsible for investing in the healthcare sector. Since July 2003, Mr. Hilzinger also has served in various capacities as a member of the board of directors at Humana, Inc., a managed care company, including serving as Lead Director from August 2010 to January 2014, and as Chairman since January 2014. In addition, Mr. Hilzinger also has served in several roles at AmerisourceBergen Corporation, a healthcare company, including as a member of the board of directors from March 2004 to November 2007, as the President and Chief Operating Officer from October 2002 to November 2007 and as the Executive Vice President and Chief Operating Officer from August 2001 to October 2002. Mr. Hilzinger also serves on the Visiting Committee at the Ross School of Business at the University of Michigan. Mr. Hilzinger received a B.B.A. in Accounting from the University of Michigan and is a Certified Public Accountant in Michigan. Our board of directors believes Mr. Hilzinger’s experience and financial expertise in the healthcare sector qualifies him to serve on our board of directors.

Faisal G. Sukhtian. Mr. Sukhtian has served as a member of our Board since September 2017. Mr. Sukhtian has served as a Director of GMS Tenshi Holdings Pte. Limited since 2011, and an Executive Director of GMS Holdings, a diversified investment company, since 2008. In addition to managing operations of GMS Holdings, Mr. Sukhtian oversees a number of investments within the GMS Holdings portfolio and serves as a director of GMS Holdings’ board of directors. From 2008 to 2011, Mr. Sukhtian served as Executive Director of Munir Sukhtian International. From 2010 to 2011, he served as Managing Director of Agri Sciences Ltd., an agrochemicals manufacturing business based in Turkey. Mr. Sukhtian has served as a member of the board of directors of Expert Petroleum, an oilfield services company based in Romania, since 2008, Agri Sciences since 2010, MS Pharma, a leading MENA based branded pharmaceutical generics company, since 2011 and Stelis Biopharma Private Limited, a biotherapeutic and biosimilar developer and manufacturer based in India, since 2015. Mr. Sukhtian previously served as a member of the board of directors of Alvogen, a multinational generics pharmaceutical company based in the United States, from 2008 to 2014 and Waterloo Industries, Inc., a manufacturer of tool storage based in the United States, from 2015 to 2017. Prior to joining GMS Holdings, Mr. Sukhtian worked at JP Morgan, in New York, where he worked primarily on mergers and acquisitions, debt and equity transactions serving clients in the industrials and transportation industries. Mr. Sukhtian received an M.B.A. from Columbia Business School and a B.S. in International Economics from Georgetown University’s School of Foreign Service. Mr. Sukhtian was appointed to fill a vacancy on the Board, and was designated for such vacancy by GMS Tenshi pursuant to the Investor Rights Agreement by and between our company and GMS Tenshi dated September 11, 2017. Our board of directors believes Mr. Sukhtian managerial and pharmaceutical industry experience qualifies him to serve on our board of directors.

Joe Thomas. Mr. Thomas has served as a member of our Board since September 2017. Since April 2015, Mr. Thomas has served as the Chief Executive Officer and Executive Director of Stelis Biopharma Private Limited, a biotherapeutic and biosimilar developer and manufacturer based in India, and is responsible for managing an integrated organization comprising research and development, manufacturing and commercialization of recombinant biotherapeutics in global markets. From January 2012 until March 2015, Mr. Thomas served as Chief Corporate Development Officer for Strides Shasun Limited, a listed pharmaceutical company based in India, and was responsible for development and deployment of growth strategies across group companies and business of Strides Shasun Limited. Mr. Thomas received both a B.Sc and M.Sc. in Chemistry from Delhi University and has over 30 years of experience in the pharmaceutical and consumer healthcare industry. Mr. Thomas was appointed to fill a vacancy on the Board, and was designated for such vacancy by GMS Tenshi Holdings Pte. Limited pursuant to the Investor Rights Agreement by and between our company and GMS Tenshi Holdings Pte. Limited dated September 11, 2017. Our board of directors believes Mr. Thomas’s managerial and pharmaceutical industry experience qualifies him to serve on our board of directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

The Audit Committee is chaired by Kurt J. Hilzinger and also includes Yezan Haddadin and Faisal Sukhtian. Our Nominating and Corporate Governance Committee will review the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and our board of directors has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards). Our board of directors has also determined that Mr. Hilzinger qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Item 11.	Executive Compensation

For the year ended September 30, 2017, our Chief Executive Officer and our two other most highly compensated executive officers were:

•	Pankaj Mohan, Ph.D., our Chairman, President and Chief Executive Officer;
•	Lawrence A. Kenyon, our Chief Financial Officer and Corporate Secretary; and
•	Kenneth M. Bahrt, M.D., our Chief Medical Officer.

We refer to these executive officers herein as our named executive officers.

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our named executive officers. As none of our named executive officers received any stock awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings during the years ended September 30, 2017 and 2016, we have omitted those columns from the table.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Equity Plan Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Pankaj Mohan, Ph.D.	2017	490,000	-	(1)	555,942	31,610	1,077,551
Chairman, President and Chief Executive Officer	2016	369,926	990,000		11,787,997	26,658	13,174,581
Lawrence A. Kenyon	2017	350,000	100,000		128,065	16,940	595,005
Chief Financial Officer and Corporate Secretary	2016	309,359	-		1,262,992	17,727	1,590,078
Kenneth M. Bahrt, M.D.	2017	400,000	100,000		108,209	21,469	629,678
Chief Medical Officer	2016	310,202	-		80,040	22,174	412,416

(1)	Dr. Mohan asked the Compensation Committee to not award him a discretionary bonus for the year ended September 30, 2017.

(2)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock unit, or RSU, awards granted computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the named executive officer upon the vesting and settlement of the RSUs. For a discussion of the assumptions used in determining the fair value of awards of RSUs in the above table and other additional information on the RSUs granted, see Notes 3 and 12 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on December 29, 2017.

(3)	Amounts in this column reflect the payment of term life and disability insurance premiums, along with 401(k) matching contributions. All of these benefits are provided to the named executive officers on the same terms as provided to all of our regular full-time employees. We also reimbursed Dr. Mohan for cell phone expenses.

Agreements with our Named Executive Officers

Below are written descriptions of our employment arrangements with our named executive officers.

Dr. Mohan. We initially entered into an employment agreement with Dr. Mohan for full-time services in January 2011 setting forth the terms of his employment as Chief Executive Officer. Pursuant to the original agreement, Dr. Mohan was entitled to an initial annual base salary of $230,000 upon his commencement of full time services with us and an increased annual base salary of $290,000 after the initiation of revenue, an annual discretionary bonus equal to the greater of 8% of EBITDA during a fiscal year or 33% of the total incentive pay pool allocated to company employees and directors with respect to a fiscal year, and reimbursement for an automobile down payment, allowance and expenses. We also agreed to pay all premiums associated with Dr. Mohan’s health insurance. The term of Dr. Mohan’s original employment agreement was to have continued until the earlier of a sale of our company, our initial public offering of stock, or another similar liquidity event with respect to our company. Dr. Mohan’s original employment agreement provided that we could have terminated Dr. Mohan’s employment with us and the term of the agreement at any time (i) with cause, (ii) without cause on thirty (30) days written notice, or (iii) due to Dr. Mohan’s disability upon written notice to Dr. Mohan. Dr. Mohan could have terminated his employment with us and the term of the employment agreement at any time (i) with good reason upon written notice, or (ii) without good reason upon thirty (30) days written notice. Dr. Mohan’s employment with us and his original employment agreement would have automatically terminated upon his death or the end of the term of the agreement. Dr. Mohan was also entitled to certain severance and change in control benefits pursuant to this agreement, the terms of which are described below under “- Potential Payments upon Termination or Change of Control.”

In February 2016, we entered into a new employment agreement with Dr. Mohan that took effect in connection with our initial public offering. Under Dr. Mohan’s new employment agreement, Dr. Mohan is entitled to an initial annual base salary of $490,000, is eligible to receive an annual performance bonus of up to 50% of his annual base salary as determined by our board of directors, and is also eligible for reimbursement for an automobile down payment and expenses. Dr. Mohan was also entitled to a one-time lump sum performance bonus of $990,000, which was contingent upon the closing of our initial public offering. Dr. Mohan is currently employed by and performing services for us on a full-time basis. His employment agreement does not have a specified term and his employment may be terminated by us or by Dr. Mohan at any time, with or without cause. Dr. Mohan is also entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “- Potential Payments upon Termination or Change of Control.”

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

In February 2016, we entered into a new employment agreement with Mr. Kenyon that took effect in connection with our initial public offering. Under Mr. Kenyon’s new employment agreement, Mr. Kenyon is entitled to an initial annual base salary of $350,000 and is eligible to receive an annual performance bonus of up to 40% of his base salary as determined by our board of directors. Mr. Kenyon is currently employed by and performing services for us on a full-time basis. His employment agreement does not have a specified term and his employment may be terminated by us or by Mr. Kenyon at any time, with or without cause. Mr. Kenyon is additionally entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”

Dr. Bahrt. We entered into an employment offer letter agreement with Dr. Bahrt for full-time services on an at-will basis in June 2015 setting forth the terms of his employment. Pursuant to that agreement, Dr. Bahrt was entitled to an initial annual base salary of $250,000, a target annual discretionary bonus equal to 40% of his annual base salary in the event that sufficient revenue was generated and the grant of 28,985 RSUs that vest over a four-year period subject to Dr. Bahrt’s continued service with us. His employment offer letter agreement did not have a specified term and his employment could have been terminated by us or Dr. Bahrt at any time, with or without cause. Dr. Bahrt was not entitled to any additional compensation or benefits under his employment offer letter agreement upon termination of his employment or a change of control.

In February 2016, we entered into a new employment agreement with Dr. Bahrt that took effect in connection with our initial public offering. Under Dr. Bahrt’s new employment agreement, Dr. Bahrt is entitled to an initial annual base salary of $400,000 and is eligible to receive an annual performance bonus of up to 40% of his annual base salary as determined by our board of directors. Dr. Bahrt is currently employed by and performing services for us on a full-time basis. His employment agreement does not have a specified term and his employment may be terminated by us or by Dr. Bahrt at any time, with or without cause. Dr. Bahrt is also entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “- Potential Payments upon Termination or Change of Control.”

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

Dr. Bahrt. Pursuant to Dr. Bahrt’s employment agreement that took effect in connection with our initial public offering, if he is terminated without cause or if he resigns for good reason, subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he is entitled to continued payment of his base salary for 12 months following the termination, employee benefit coverage for up to 12 months, full vesting of 50% of his then unvested equity awards, and reimbursement of expenses owed to him through the date of his termination.

Pursuant to the employment agreement, if Dr. Bahrt’s employment is terminated by us or any successor entity (provided such successor entity either assumes Dr. Bahrt’s equity awards or substitutes similar equity awards) without cause or if he resigns for good reason within two months prior to or within 12 months following a change in control (as defined in the 2015 Plan), subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he is entitled to continued payment of his base salary for 12 months, 100% of his annual target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 12 months, and reimbursement of expenses owed to him through the date of his termination. Additionally, 100% of his then unvested equity awards shall become fully vested.

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

Outstanding Equity Awards At Fiscal Year End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of September 30, 2017.

		Stock Awards(1)
	Grant Date	Number of Share or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Pankaj Mohan, Ph.D.	12/31/2015	202,899		277,972
Lawrence A. Kenyon	12/31/2015	43,478	(2)	59,565
Lawrence A. Kenyon	12/21/2016	50,000	(3)	68,500
Kenneth M. Bahrt M.D.	6/22/2015	28,985	(4)	39,709
Kenneth M. Bahrt M.D.	12/21/2016	50,000	(3)	68,500

(1)	All of the outstanding stock awards as of September 30, 2017 are RSUs that were granted under and subject to the terms of the 2015 Equity Incentive Plan. None of our named executive officers held any other stock awards at the end of 2017. Except as otherwise indicated, each RSU award is subject to performance-based and time-based vesting, subject to the executive’s continuous service with us through the time-based vesting dates and the potential vesting acceleration of the time-based vesting conditions upon a change in control and certain terminations of employment. Each RSU represents the right to receive, at settlement one share of our common stock.

(2)	The RSUs satisfied the performance-based vesting restrictions on the date that was six months following the effective date of the registration statement on Form S-1 (File No. 333-209011). Of these RSUs, 50% will satisfy the time-based vesting restrictions on each of September 15, 2018 and 2019, subject to Mr. Kenyon’s continuous service with us through such dates; provided that 100% of the shares underlying the RSU will satisfy the time-based vesting restrictions upon the occurrence of a change in control, subject to Mr. Kenyon’s continuous service with us through such date.

(3)	The shares underlying this RSU originally vested in two equal installments on each of December 21, 2017 and December 21, 2018, in each case subject to the holder’s continuous service with us through each such date. In addition, 100% of the shares underlying the RSU will satisfy the time-based vesting restrictions upon the occurrence of a change of control, subject to the holder’s continued service through such event. In December 2017, our compensation committee accelerated the vesting of these RSUs such that they vested in full on December 21, 2017.

(4)	The RSUs satisfied the performance-based vesting restrictions on the date that was six months following the effective date of the registration statement on Form S-1 (File No. 333-209011). Of these RSUs, 50% will satisfy the time-based vesting restrictions on each of June 22, 2018 and 2019, subject to Dr. Bahrt’s continuous service with us through such dates; provided that 100% of the shares underlying the RSU will satisfy the time-based vesting restrictions upon the occurrence of a change in control, subject to Dr. Bahrt’s continuous service with us through such date.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our board of directors by our directors during the year ended September 30, 2017. Dr. Mohan, our President and Chief Executive Officer, is also Chairman of our board but he does not receive any additional compensation for service as a director. Dr. Mohan’s compensation as an executive officer is set forth under “Executive Compensation—Summary Compensation Table.” None of our directors received any compensation other than cash fees during the fiscal year ended September 30, 2017, accordingly, we have omitted those columns from the table below.

Name	Fees Earned or Paid in Cash(1) ($)	Total ($)
Todd C. Brady, M.D., Ph.D.(3)	57,596	57,596
Scott Canute	50,000	50,000
Albert Dyrness(3)	51,500	51,500
Donald J. Griffith(2)	33,193	33,193
Kurt Hilzinger	62,500	62,500
Robin Smith Hoke(2)	44,573	44,573
Faisal G. Sukhtian(4)	—	—
Joe Thomas(4)	—	—

(1)	Represents the annual cash fees pursuant to our non-employee director compensation policy, which took effect in connection with our May 2016 initial public offering.

(2)	Mr. Griffith and Ms. Hoke each resigned from our Board effective September 11, 2017.

(3)	Dr. Brady and Mr. Dyrness each resigned from our Board effective October 30, 2017.

(4)	Board service commenced effective September 11, 2017, and no fees were paid during the fiscal year ended September 30, 2017. Messrs. Sukhtian and Thomas have waived their right to cash compensation for their services as directors of our company. Messrs. Albrecht and Haddadin, who joined our Board effective October 30, 2017 have similarly waived their right to cash compensation for services as directors of our company.

Non-Employee Director Compensation Policy

We have adopted a non-employee director compensation policy pursuant to which our non-employee directors are eligible to receive compensation for service on our board of directors and committees of our board of directors. This non-employee director compensation policy took effect in connection with our initial public offering.

Equity Compensation

Initial Grant

Each new non-employee director who joins our board of directors is granted a non-statutory stock option to purchase 25,000 shares of common stock under the 2015 Plan, which option vests annually over three years from the grant date, subject to continued service as a director through the applicable vesting date.

Annual Grant

On the date of each annual meeting of our stockholders, each current non-employee director is granted an annual non-statutory stock option to purchase 15,000 shares of common stock under the 2015 Plan, which option vests on the first anniversary of the grant date, subject to continued service as a director though the applicable vesting date.

The exercise price per share of each stock option granted under the non-employee director compensation policy is equal to the fair market value of a share of our common stock, as determined in accordance with the 2015 Plan, on the date of the option grant. Each stock option has a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s continuous service with us.

Cash Compensation

Each non-employee director receives an annual cash retainer of $35,000 for serving on our board of directors. The chairperson of our board of directors, if not an employee, receives an additional annual cash retainer of $30,000. In the event that the chairperson is an employee and the board of directors appoints a lead independent director, that director will receive the additional annual cash retainer otherwise payable to the chairperson. On May 19, 2017, our board of directors appointed Dr. Brady as lead independent director, a position he held until his October 2017 resignation.

The chairperson and members of the three principal standing committees of our board of directors are entitled to the following annual cash retainers:

Board Committee	Chairperson Fee ($)	Member Fee ($)
Audit Committee	15,000	7,500
Compensation Committee	10,000	5,000
Nominating and Corporate Governance Committee	8,000	4,000

Fees are cumulative such that the chairperson receives both the chairperson fee and the member fee. All annual cash compensation amounts will be payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information relating to the beneficial ownership of our common stock as of December 31, 2017, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership determined in accordance with the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Applicable percentage ownership and total voting power are based on 25,530,727 shares of common stock and 250,000 shares of voting Series A convertible preferred stock outstanding as of December 31, 2017. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. Shares of common stock issuable upon vesting, exercise or conversion of outstanding equity awards or preferred stock that are exercisable, subject to vesting or convertible within 60 days after December 31, 2017 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

As otherwise noted below, the address for persons listed in the table is c/o Oncobiologics, Inc., 7 Clarke Drive, Cranbury, New Jersey 08512.

	Common Stock		Series A Preferred
Name of Beneficial Owner	Number of Shares Beneficially Owned	%	Number of Shares Beneficially Owned	%	% of Total Voting Power
Five Percent Stockholders (other than directors and officers):
GMS Tenshi Holdings Pte. Limited(1)	54,545,948	68.1%	250,000	100.0%	59.7%
Sabby Healthcare Master Fund Ltd(2)	2,605,902	9.9%	—	—	2.9%
Strides Pharma Global (UK) Ltd.(3)	1,739,130	7.4%	—	—	2.7%
venBio Select Advisor(4)	1,444,259	5.9%	—	—	1.1%
PointState(5)	1,453,000	5.4%	—	—	*

Named Executive Officers and Directors:
Pankaj Mohan, Ph.D., Chairman, President and Chief Executive Officer(6)	7,675,667	30.1%	—	—	12.1%
Lawrence A. Kenyon, Chief Financial Officer and Corporate Secretary	23,835	*	—	—	*
Kenneth M. Bahrt, Chief Medical Officer(7)	25,835	*	—	—	*
Stephen McAndrew, Ph.D., Senior Vice President, Business Strategy & Development	50,899	*	—	—	*
Elizabeth Yamashita, Vice President, Regulatory Affairs(8)	42,909	*	—	—	*
Claudio Albrecht, Director(9)	—	—	—	—	—
Scott Canute, Director(10)	364,157	1.4%	—	—	*
Yezan Haddadin, Director(9)	—	—	—	—	—
Kurt J. Hilzinger, Director(11)	35,385	*	—	—	*
Faisal G. Sukhtian, Director(12)	—	—	—	—	-—
Joe Thomas, Director(12)	—	—	—	—	—

All executive officers and directors as a group (11 persons)	8,218,687	32.0%	—	—	12.8%

*Represents less than one percent (1%).

(1)	Includes (a) 37,795,948 shares of common stock issuable upon conversion of 250,000 shares of Series A Convertible Preferred Stock and (b) 16,750,000 shares of common stock issuable upon exercise of warrants. The Series A Convertible Preferred Stock (which votes on an as-converted basis) and warrants are held directly by GMS Tenshi Holdings Pte. Limited, or GMS Tenshi. Tenshi Life Sciences Private Limited, or Tenshi, a private investment vehicle controlled by Arun Kumar Pillai, or Kumar, and GMS Pharma (Singapore) Pte. Limited, or GMS Pharma, a private investment company and wholly-owned subsidiary of GMS Holdings, a private investment company, or GMS Holdings, are the 50:50 beneficial owners of GMS Tenshi, in which each of Tenshi and GMS Pharma owns 50% of the outstanding voting shares. Kumar, a natural person, is the holder of a controlling interest in Tenshi. Ghiath M. Sukhtian, or Sukhtian, a natural person, is the holder of a controlling interest in GMS Holdings, which is the holder of a controlling interest in GMS Pharma. The principal office address of Kumar is #30, “Galaxy”, 1st Main, J.P. Nagar, 3rd Phase, Bangalore, India 560078. The principal office address of Sukhtian is Zahran Street, 7th Circle Zahran Plaza Building, 4th Floor P.O. Box 142904, Amman, Jordan 11844.

(2)	Includes (i) 1,647,170 shares of common stock held directly by the selling stockholder, Sabby Healthcare Master Fund, Ltd., a Cayman Islands exempted company, or SHMF, (ii) 168,732 shares of common stock held directly by Sabby Volatility Warrant Master Fund, Ltd., a Cayman Islands exempted company, or SVWMF, (iii) 343,492 aggregate shares of common stock issuable upon exercise of the aggregate Series A warrants and Series B warrants held directly by SHMF and SVWMF and (iv) 446,508 shares of common stock issuable upon the exercise of warrants held by SHMF and SVWMF received in our December 2016 financing; as 798,374 shares of common stock issuable upon warrants held by SHMF and SVWMF received in our December 2016 financing, and shares of non-voting Series B convertible preferred stock are not included as they may not be exercised or converted if such exercise or conversion would result in beneficial ownership of more than 9.99% of our common stock. Sabby Management, LLC, a Delaware limited liability company serves as the investment manager of SHMF and SVWMF. Hal Mintz is manager of Sabby Management. Each of Sabby Management and Mr. Mintz may be deemed to beneficially own the shares held by SHMF and SVWMF by virtue of such relationships, but each disclaims beneficial ownership except to the extent of any pecuniary interest in such shares. The address of each of Sabby Management and Mr. Mintz is c/o Sabby Management, 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

(3)	The address for Strides Pharma Global (UK) Ltd (formerly known as Strides Pharma (UK) Limited) is Unit 4, Metro Centre, Tolpits Lane, Watford, Hertfordshire, WD189SS, United Kingdom. Strides Pharma Global (UK) Ltd is a wholly-owned step-down subsidiary of Strides Shasun Limited, a public company listed in India. Strides Pharma Global (UK) Ltd acquired the shares of Oncobiologics from Strides Pharma Inc., another wholly owned subsidiary of Strides Shasun Limited in October 2015. Strides Pharma Global (UK) Ltd has only voting and investment power over these shares and these decisions are made by its board of directors and not any particular individual. Strides Shasun Limited provides guidance to Strides Pharma Global (UK) Ltd as and when sought.

(4)	Includes (i) 651,812 shares held directly by venBio Select Fund LLC, a Delaware limited liability company, or VBSF, (ii) 31,719 shares held in an account managed by venBio Select Advisor, LLC, a Delaware limited liability company, or VBSA, (iii) an aggregate 484,228 shares issuable upon exercise of warrants held by VBSF, and (iv) an additional 379,500 shares issuable upon exercise of warrants held in an account managed by VBSA. VBSA is the investment manager for VBSF and other managed accounts. Dr. Behzad Aghazadeh is portfolio manager and a control person of VBSA, and may be deemed to beneficially own the shares held by VBSA by virtue of such relationship, but disclaims beneficial ownership except to the extent of any pecuniary interest in such shares. The address of each of Dr. Aghazadeh, VBSF and VBSA is c/o VBSA, 120 West 45th Street, New York, NY 10036.

(5)	Represents aggregate number of shares of our common stock issuable upon exercise of warrants. Includes 1,453,000 shares of common stock issuable upon warrants held directly by PointState Fund LP, a Delaware limited partnership, or PointState Fund. The remaining warrants are held directly by SteelMill Master Fund, LP, a Cayman Islands exempted limited partnership, or SteelMill, and Conflux Fund LP, a Delaware limited partnership, or Conflux, and together with PointState Fund and SteelMill, the Funds. PointState Holdings LLC, a Delaware limited liability company, or PointState Holdings, serves as the general partner of SteelMill and PointState Fund, and may be deemed to beneficially own securities held by them. PointState Capital LP, a Delaware limited partnership, or PointState, serves as the investment manager of the Funds, and may be deemed to beneficially own securities held by them. PointState Capital GP LLC, a Delaware limited liability company, or PointState GP, serves as the general partner of Point State may be deemed to beneficially own securities held by it. Zachary J. Schreiber serves as the managing member of: (i) PointState Holdings; (ii) PointState GP; and (iii) Conflux Holdings LLC, which serves as the general partner of Conflux and may be deemed to beneficially own securities held by them. The address of the business office of each of the Funds, PointState Holdings, PointState, PointState GP and Mr. Schreiber is c/o PointState Capital LP, 40 West 57th Street, 25th Floor, New York, NY 10019.

(6)	Includes (i) 39,405 shares held directly by Dr. Mohan’s child, (ii) 492,753 shares held directly by Dr. Mohan’s spouse, and (iii) 86,956 shares held in a family trust for which Dr. Mohan’s spouse serves as trustee.

(7)	Does not include 28,985 RSUs held by Dr. Bahrt.

(8)	Does not include 21,739 RSUs held by Ms. Yamashita.

(9)	Messrs. Albrecht and Haddadin were appointed to our board of directors on October 30, 2017 and do not beneficially own any shares in our company.

(10)	Includes warrants to acquire 117,815 shares. Does not include an option to purchase 15,000 shares of common stock.

(11)	Does not include 2,415 RSUs or an option to purchase 15,000 shares of common stock held by Mr. Hilzinger.

(12)	Messrs. Thomas and Sukhtian were appointed to our board of directors on September 11, 2017 and do not beneficially own any shares in our company.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of September 30, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders:
2011 Stock Incentive Plan	175,530	6.27	(1)	840,332	(2)
2015 Equity Incentive Plan	939,879	18.78	(3)	1,214,309	(4)
2016 Employee Stock Purchase Plan	-	-		289,855	(5)
Equity compensation plans not approved by security holders:
None	-	-		-
Total	1,115,409			2,344,496

(1)	Represents the base price per outstanding performance stock unit, or PSU, awards at September 30, 2017.

(2)	Effective upon approval of the 2015 Equity Incentive Plan, no additional options or awards may be granted under the 2011 Stock Incentive Plan; all outstanding stock awards will continue to be governed by their existing terms.

(3)	Represents the weighted average grant date fair value of outstanding RSUs at September 30, 2017.

(4)	The number of shares of our common stock reserved for issuance under the 2015 Equity Incentive Plan will automatically increase on January 1st of each year, starting on January 1, 2017 and continuing through January 1, 2026, in an amount equal to the lesser of (A) 3% of the total number of shares of our common stock outstanding on December 31st of the immediately preceding calendar year and (B) a number determined by our board of directors. Accordingly, on January 1, 2018, the number of shares reserved for issuance increased by 765,921 shares.

(5)	The number of shares of our common stock reserved for issuance under the 2016 Employee Stock Purchase Plan will automatically increase on January 1st each year, starting on January 1, 2017 and continuing through January 1, 2026, by the lesser of (i) one percent (1%) of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (ii) 1,760,000 shares of our common stock and (iii) a number determined by our board of directors. Accordingly, on January 1, 2018, the number of shares reserved for issuance increased by 255,307 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Related-Person Transactions

The following is a summary of transactions since October 1, 2015 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our total assets at September 30, 2016 or 2017, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in the sections titled “Executive Compensation” and “Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Financings

Common Stock

Mezzanine Financings

In December 2015 and January 2016, we issued and sold an aggregate of 573,388 shares of our common stock to 19 accredited investors at a purchase price of $29.05 per share, for aggregate net proceeds of approximately $16.6 million. These investors became party to the Strides investors’ rights agreement, as amended, and the co-sale agreement, as amended.

The foregoing mezzanine financings include the issuance and sale to Proximare Lifesciences Fund LLC, a New Jersey single purpose fund, of an aggregate of 197,003 shares of our common stock at a purchase price of $25.79 per share, for aggregate gross proceeds of approximately $5.1 million, and the issuance and sale to Proximare Lifesciences Fund 2 LLC, a New Jersey single purpose fund, an aggregate of 172,121 shares of our common stock at a purchase price of $29.05 per share, for aggregate gross proceeds of approximately $5.0 million. Three members of our board, current directors, Messrs. Canute and Hilzinger, and former director, Ms. Hoke, invested an aggregate of $2.0 million in our company through investments in these funds. Following the completion of our initial public offering and pursuant to the documents governing such funds, these individuals received shares of our common stock and warrants pro rata to their investments in such funds upon distribution of all of the shares of our common stock and warrants held by such funds as follows: Mr. Canute, 57,408 shares, 37,315 warrants; Mr. Hilzinger, 18,518 shares, 12,036 warrants; Ms. Hoke, 1,939 shares, 1,260 warrants.

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

Our Chairman, President and Chief Executive Officer, Dr. Mohan, personally guaranteed our outstanding bank loans, as well as one of our equipment financing leases. In addition, since founding our company, Dr. Mohan has regularly extended short-term interest-free loans to our company, and deferred payment of his compensation (both salary and bonuses) in order to address our liquidity needs. As of September 30, 2015, amounts owed to Dr. Mohan amounted to $117,506. We did not accrue any interest on amounts owed to Dr. Mohan with respect to the loans and all outstanding amounts have been repaid in full.

In October, November and December 2016, we issued an aggregate of $1.85 million of unsecured promissory notes to various accredited investors. These notes had a stated interest rate of 15% per year, and a one-year maturity. Current director, Mr. Canute, and former director, Mr. Dyrness and one of our significant stockholders, Sabby Healthcare Master Fund, Ltd., or Sabby, acquired such notes, which had an aggregate principal amount of $350,000, $50,000 and $500,000, respectively. All of these notes were exchanged in our December 2016 financing described below.

On December 22, 2016, we entered into a Note and Warrant Purchase Agreement with the accredited investors named therein, which included our one current director, Mr. Canute, and one former director, Mr. Dyrness, and Sabby and its affiliates, providing for the issuance and sale of up to $10.0 million of senior secured promissory notes, which bear interest at a rate of 5.0% per year and mature December 22, 2017 and warrants to acquire an aggregate 2.3 million shares of our common stock. The warrants have a five-year term and an exercise price of $3.00 per share. We closed the initial sale and purchase of the notes and warrants on December 22, 2016, issuing $8.35 million aggregate principal amount of notes and warrants to acquire an aggregate 1,920,500 shares of our common stock in exchange for $6.5 million of cash and an aggregate of $1.85 million of existing unsecured bridge notes issued in October, November and December 2016. These included the $900,000 aggregate principal amount of notes held by Messrs. Canute and Dyrness and Sabby. We closed the sale of the remaining $1.65 million of additional notes and warrants to acquire up to an additional 379,500 shares of our common stock in January 2017. Under the agreement, we agreed to customary negative covenants restricting our ability to repay indebtedness to officers, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of our assets, other than as permitted, or enter into any transactions with affiliates. In addition to the negative covenants in the agreement, the notes include customary events of default. In connection with the closing of the initial sale of the notes and warrants, we entered into a Security Agreement and an Intellectual Property Security Agreement, each dated December 22, 2016, granting the holders of the notes a security interest in all of our assets.

On April 13, 2017, we entered into the First Amendment to the Note and Warrant Purchase Agreement, or the Amendment, with the required holders of our outstanding senior secured promissory notes named therein. The primary purpose of the Amendment was to increase the amount of notes, which bear interest at a rate of 5% per annum and mature on December 22, 2017, from $10.0 million to $15.0 million, permit the issuance of additional warrants (which have a 5-year term and an exercise price of $3.00 per share) to acquire an aggregate 1,665,000 shares of its common stock in connection therewith. In connection with the Amendment, we issued an additional $3.5 million in note principal and warrants to acquire an aggregate 1,165,500 shares of common stock. On May 31, 2017, we issued the remaining $1.5 million in note principal and warrants to acquire 499,500 shares of common stock.

In connection with the GMS Tenshi Private Placement, described in more detail below, we entered into a Note, Warrant and Registration Rights Amendment and Waiver, pursuant to which the senior secured noteholders agreed to, among other items, waive certain events of default that may be deemed to have occurred and waive past non-compliance with certain registration rights of the senior secured noteholders, as well as extend the maturity date of the senior secured notes to the later to occur of (x) December 22, 2018 and (y) one year following the second closing under the GMS Tenshi Purchase Agreement, as defined below.

Employment and Other Compensation Arrangements, Equity Plan Awards

We have entered into employment agreements with certain of our executive officers in connection with their employment. For more information regarding the executives’ existing offer letters, see the section titled “Executive Compensation—Agreements with Our Named Executive Officers.”

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

In December 2015, current officers, Drs. Bahrt and McAndrew, Ms. Yamashita, former officer, Mr. Gangloff and our former director, Mr. Griffith, forfeited their PSUs and were granted RSUs under our 2015 Plan. The RSUs granted to Messrs. Gangloff and Griffith satisfied the performance-based vesting restrictions six months following the effective date of the registration statement for our initial public offering. The RSUs granted to Drs. Bahrt and McAndrew and Ms. Yamashita are subject to the same performance-based vesting restrictions but are also subject to additional time-based vesting restrictions, with 50% of their RSUs satisfying the time-based vesting restrictions on each of the third and fourth anniversaries of their original hire dates, subject to their continuous service with us through the applicable dates. The time-based vesting restrictions will be satisfied upon a change in control of our company, provided the executive remains in continuous service with us through such date.

Parilis Biopharmaceuticals, LLC

In September 2015, we terminated the license and business development agreements with our former subsidiary, Parilis Biopharmaceuticals, LLC, or Parilis, of which we were the sole member, and reached agreement with the remaining holders of outstanding Series A and Series A Hybrid Units of Parilis to exchange their securities for securities in our company. These holders included Dr. Brady, a former director of our company. Accordingly, in September 2015, we entered into an exchange and release agreement pursuant to which they received an aggregate of 226,663 shares of our common stock and an aggregate of 1,626 shares of our Series A preferred stock effective upon our reincorporation in Delaware in October 2015. Accordingly, in October 2015, Dr. Brady received an aggregate of 28,985 shares of our common stock and 257 shares of our Series A preferred stock in exchange for his 200 Series A Units of Parilis.

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

GMS Tenshi Private Placement

In September 2017, we entered into a purchase agreement with GMS Tenshi pursuant to which GMS Tenshi agreed to purchase, in a private placement, or the GMS Tenshi Private Placement, 250,000 shares of our newly-created Series A Convertible Preferred Stock, or the Series A Convertible, for $25.0 million and warrants to acquire an aggregate 16,750,000 shares of our common stock,. The Series A Convertible will initially be convertible into 37,795,948 shares of common stock. We completed the initial sale of 32,628 shares of Series A Convertible for $3.3 million in September 2017. In October 2017, we consummated the sale of the remaining 217,372 shares of Series A Convertible for $21.7 million.

In connection with the GMS Tenshi Private Placement, we entered into an investor rights agreement with GMS Tenshi pursuant to which GMS Tenshi received certain demand and piggyback registration rights with respect to the shares of our common stock issuable upon the conversion of the Series A Convertible and the warrants. Additionally, we agreed to appoint up to four new directors to be designated by GMS Tenshi, such that GMS Tenshi’s designees represent a majority of our board of directors. So long as GMS Tenshi maintains beneficial ownership of at least 5% of our company’s outstanding common stock, it shall be entitled to nominate directors to our board of directors in proportion its ownership stake in our company. So long as GMS Tenshi maintains beneficial ownership of at least 50% but less than or equal to 57% of our company, it shall be entitled to nominate a majority of the directors for election to our board of directors.

Also in connection with the GMS Tenshi Private Placement, we entered into a joint development and licensing agreement with GMS Tenshi providing for the development and commercialization of ONS-3010 and ONS-1045 biosimilar product candidates in emerging markets, but explicitly excluding major developed markets, such as the United States, Canada, Europe, Japan, Australia and New Zealand and smaller markets where we have existing licensing agreements, including Mexico, greater China and India. In exchange for granting GMS Tenshi a perpetual, irrevocable, exclusive, sublicensable license in the agreed territory for research, development, manufacture, use or sale of ONS-3010 and ONS-1045 biosimilar product candidates, GMS Tenshi made a signing payment of $50,000, and an additional payment of $2.45 million upon the initial sale of the Series A Convertible under the purchase agreement. We may receive up to an additional $2.5 million milestone payments under the agreement for each licensed product upon achievement of certain net profit thresholds. We agreed with GMS Tenshi to share net profits based on sales of licensed products in the agreed territory, in proportions weighed in GMS Tenshi’s favor, subject to adjustment as provided in the agreement. The agreement superseded and replaced a strategic licensing agreement dated July 25, 2017 by and between our company and GMS Tenshi pursuant to which we received an aggregate $2.5 million in payments.

Sabby Senior Secured Note Exchange

In connection with the GMS Tenshi Private Placement, we entered into a Purchase and Exchange Agreement with Sabby pursuant to which Sabby exchanged $1.5 million in aggregate principal amount of senior secured notes for 1,500,000 shares of our newly-created Series B Convertible Preferred Stock, or the Series B Convertible. The Series B Convertible will initially be convertible into 2,112,676 shares of our common stock. We closed the exchange on October 30, 2017. The Series B Convertible may not be converted into shares of our common stock if conversion would result in Sabby (together with its affiliates and any other persons acting as a group together) beneficially owning in excess of 9.99% (or, if during the 6-month period immediately following the exchange, 7.5%).

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our board of directors has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs. Albrecht, Canute, Haddadin, Hilzinger, Sukhtian and Thomas. In making this determination, our board of directors found that none of these directors had a material or other disqualifying relationship with our company.

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

The following table represents aggregate fees billed to us for the fiscal years ended September 30, 2017 and 2016 by KPMG LLP, our principal accountant.

	Fiscal Year Ended
	2017	2016
Audit Fees	$350,000	$350,000
Audit-related Fees	27,500	815,000
Tax Fees	31,504	87,000
Total Fees	$409,004	$1,252,000

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits

EXHIBIT

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Oncobiologics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).

3.2	Amended and Restated Bylaws of Oncobiologics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).

3.3	Amendment to the Amended and Restated Bylaws of Oncobiologics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 29, 2016).

3.4	Certificate of Designation of Series A Convertible Preferred Stock and of Series B Convertible Preferred Stock of Oncobiologics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.1	Investors’ Rights Agreement by and among Oncobiologics, Inc. and certain of its stockholders, dated March 10, 2014, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on May 11, 2016).

10.2#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.3#	Form of Amended and Restated Performance Stock Unit Agreement for 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on April 27, 2016).

10.4#	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.5#	Forms of agreements and award grant notices for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.6#	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on February 12, 2016).

10.7#	Form of Indemnity Agreement, by and between Oncobiologics, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.8†	Research License Agreement by and between Oncobiologics, Inc. and Selexis SA, effective as of October 3, 2011, as amended by Amendment No. 1 dated as of October 9, 2014 (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on February 26, 2016).

10.9†	ONS-3010 Commercial License Agreement by and between Oncobiologics, Inc. and Selexis SA effective as of April 11, 2013, as amended effective as of May 21, 2014 (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.10†	ONS-1045 Commercial License Agreement by and between Oncobiologics, Inc. and Selexis SA effective as of April 11, 2013, as amended effective as of May 21, 2014 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.11†	ONS-1050 Commercial License Agreement by and between Oncobiologics, Inc. and Selexis SA effective as of April 11, 2013, as amended effective as of May 21, 2014 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.12	Joint Participation Agreement by and between Oncobiologics, Inc. and Zhejiang Huahai Pharmaceutical Co., Ltd., effective as of May 6, 2013, as amended by that Amendment No. 1 and Mutual Termination Agreement re: Joint Participation Agreement, dated December 23, 2014 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.13	Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of March 18, 2011 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.14	First Amendment to Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of December 2013 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.15	Second Amendment to Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of July 18, 2014 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.16	Third Amendment to Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of January 16, 2015 (incorporated by reference to Exhibit 10.21 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.17	Fourth Amendment to Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of February 9, 2015 (incorporated by reference to Exhibit 10.22 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.18	Fifth Amendment to Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center, LP, dated as of September 26, 2015 (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.19	Lease Agreement by and between Cedar Brook East Corporate Center, LP and Oncobiologics, Inc., dated as of August 31, 2015 (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.20#	Employment Agreement between Oncobiologics, Inc. and Pankaj Mohan, Ph.D., dated February 22, 2016 (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on April 27, 2016).

10.21#	Employment Agreement between Oncobiologics, Inc. and Lawrence A. Kenyon, dated February 18, 2016 (incorporated by reference to Exhibit 10.28 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on April 27, 2016).

10.22#	Employment Agreement between Oncobiologics, Inc. and Kenneth Bahrt, M.D., dated February 22, 2016 (incorporated by reference to Exhibit 10.26 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on April 27, 2016).

10.23#	Employment Agreement between Oncobiologics, Inc. and Elizabeth A. Yamashita, dated February 24, 2016 (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on April 27, 2016).

10.24#	Form of Amended and Restated Performance Stock Unit Agreement for 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on April 27, 2016).

10.25	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.30 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on May 11, 2016).

10.26	Securities Purchase Agreement between Oncobiologics, Inc. and Sabby Healthcare Master Fund Ltd., dated May 11, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).

10.27	Warrant Agreement by and between Oncobiologics, Inc. and American Stock Transfer & Trust Company LLC, as Warrant Agent dated May 18, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 27, 2016).

10.28	Amendment to the Warrant Agreement dated May 18, 2016 by and Oncobiologics, Inc. and American Stock Transfer & Trust Company LLC, as Warrant Agent, dated February 6, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 6, 2017).

10.29	Form of Series A warrant certificate (included in Exhibit 10.27).

10.30	Form of Series B warrant certificate (included in Exhibit 10.27).

10.31	Note and Warrant Purchase Agreement by and between Oncobiologics, Inc. and the Purchasers named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).

10.32	First Amendment to Note and Warrant Purchase Agreement by and among Oncobiologics, Inc. and the Noteholders named therein, dated April 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on April 17, 2017).

10.33	Note, Warrant and Registration Rights Amendment and Waiver, dated September 7, 2017 (incorporated by reference to Exhibit 10.9 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.34	Form of Senior Secured Promissory Note (included as Exhibit A to the Note and Warrant Purchase Agreement filed as Exhibit 10.31).

10.35	Form of Warrant (included as Exhibit B to the Note and Warrant Purchase Agreement filed as Exhibit 10.31).

10.36	Security Agreement by and between Oncobiologics, Inc. and the Secured Parties named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).

10.37	Intellectual Property Security Agreement by and between Oncobiologics, Inc. and the Secured Parties named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).

10.38	Registration Rights Agreement by and among Oncobiologics, Inc. and the Investors named therein, dated February 3, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 3, 2017).

10.39	Purchase Agreement by and between Oncobiologics, Inc. and Lincoln Park Capital Fund, LLC, dated March 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on March 9, 2017).

10.40	Registration Rights Agreement by and between Oncobiologics, Inc. and Lincoln Park Capital Fund, LLC, dated March 8, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on March 9, 2017).

10.41	Purchase Agreement by and between Oncobiologics, Inc. and the Investor named therein, dated September 7, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.42	Form of Warrant to Purchase Common Stock of Oncobiologics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.43	Purchase and Exchange Agreement by and between Oncobiologics, Inc. and the Noteholders named therein, dated September 7, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.44	Investor Rights Agreement by and between Oncobiologics, Inc. and the Investor named therein, dated September 7, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.45	Form of Voting and Lock-up Agreement by and between the Investor named therein and the director or Executive Officer of Oncobiologics, Inc. party thereto, dated September 7, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.46	Voting and Lock-up Agreement by and between the Investor named therein and Todd C. Brady, Director Oncobiologics, Inc., dated September 7, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.47	Form of Voting and Lock-up Agreement by and between the Investor named therein and the Stockholder of Oncobiologics, Inc. party thereto, dated September 7, 2017 (incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.48	Form of Voting and Lock-up Agreement by and between the Investor named therein and the Noteholder named therein, dated September 7, 2017 (incorporated by reference to Exhibit 10.7 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

10.49	Lock-up Agreement by and between the Investor named therein and Pankaj Mohan, Ph.D., dated September 7, 2017 (incorporated by reference to Exhibit 10.8 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).

23.1	Consent of independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 29, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 29, 2017).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 29, 2017).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 29, 2017).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 29, 2017).
101.DEF	XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 29, 2017).
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 29, 2017).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 29, 2017).

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2018	By:	/s/ Pankaj Mohan

Name:	Pankaj Mohan, Ph.D.
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pankaj Mohan	Chairman, President and Chief	January 29, 2018
Pankaj Mohan, Ph.D.	Executive Officer
(Principal Executive Officer)

/s/ Lawrence A. Kenyon	Chief Financial Officer	January 29, 2018
Lawrence A. Kenyon	(Principal Financial and Accounting Officer)

/s/ Claudio Albrecht	Director	January 29, 2018
Claudio Albrecht

/s/ Scott Canute	Director	January 29, 2018
Scott Canute

/s/ Yezan Haddadin	Director	January 29, 2018
Yezan Haddadin

/s/ Kurt J. Hilzinger	Director	January 29, 2018
Kurt J. Hilzinger

/s/ Joe Thomas	Director	January 29, 2018
Joe Thomas

/s/ Faisal G. Sukhtian	Director	January 29, 2018
Faisal G. Sukhtian

