Form 10-Q
period 2017-12-31
Oncobiologics, Inc.
filed 2018-02-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of February 12, 2018 was 25,740,458.

Oncobiologics, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Oncobiologics, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2017	2017
Assets
Current assets:
Cash	$13,837,779	$3,185,519
Prepaid and other current assets	1,511,844	719,087
Total current assets	15,349,623	3,904,606

Property and equipment, net	16,306,295	16,088,902
Other assets	620,786	740,362
Total assets	$32,276,704	$20,733,870
Liabilities, convertible preferred stock and stockholders’ equity (deficit)

Current liabilities:
Senior secured notes	$12,191,667	$-
Current portion of long-term debt	118,759	52,600
Current portion of capital lease obligations	107,600	341,120
Stockholder notes	4,612,500	4,612,500
Accounts payable	3,629,719	10,954,358
Accrued expenses	5,438,557	7,337,469
Income taxes payable	2,352,129	2,352,129
Deferred revenue	2,750,322	3,087,561
Total current liabilities	31,201,253	28,737,737
Senior secured notes	-	13,231,700
Long-term debt	143,488	151,110
Capital lease obligations	42,481	28,067
Warrant liability	2,196,171	2,274,954
Deferred revenue	4,032,215	4,466,865
Other liabilities	2,559,098	2,569,971
Total liabilities	40,174,706	51,460,404

Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, 250,000 and 32,628 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	17,190,302	2,924,441
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: 7,500,000 shares authorized, no shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	-	-
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, 1,500,000 and no shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	2,661,972	-
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 25,530,727 and 24,933,944 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	255,307	249,339
Additional paid-in capital	160,130,320	152,315,088
Accumulated deficit	(188,135,903)	(186,215,402)
Total stockholders' equity (deficit)	(25,088,304)	(33,650,975)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$32,276,704	$20,733,870

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2017	2016

Collaboration revenues	$771,890	$303,140

Operating expenses:
Research and development	402,402	13,227,714
General and administrative	3,549,252	4,870,668
	3,951,654	18,098,382

Loss from operations	(3,179,764)	(17,795,242)

Interest expense, net	717,883	489,145
Loss on extinguishment of debt	1,252,353	-
Change in fair value of warrant liability	(78,783)	810,083
Loss before income taxes	(5,071,217)	(19,094,470)
Income tax (benefit) expense	(3,150,716)	4,000
Net loss	(1,920,501)	(19,098,470)
Recognition of beneficial conversion feature upon issuance of Series A convertible preferred stock	(15,355,019)	-
Series A convertible preferred stock dividends	(450,801)	-
Net loss attributable to common stockholders	$(17,726,321)	$(19,098,470)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.71)	$(0.82)
Weighted average shares outstanding, basic and diluted	25,003,055	23,196,959

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Three Months Ended December 31, 2017

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2017	32,628	$2,924,441	-	$-	24,933,944	$249,339	$152,315,088	$(186,215,402)	$(33,650,975)
Issuance of vested restricted stock units	-	-	-	-	596,783	5,968	(5,968)	-	-
Sale of Series A convertible preferred stock and common stock warrants, net of costs	217,372	14,265,861	-	-	-	-	6,382,181	-	6,382,181
Series A convertible preferred stock dividends	-	-	-	-	-	-	(450,801)	-	(450,801)
Conversion of senior secured notes into Series B convertible preferred stock	-	-	1,500,000	2,661,972	-	-	-	-	2,661,972
Stock-based compensation expense	-	-	-	-	-	-	1,889,820	-	1,889,820
Net loss	-	-	-	-	-	-	-	(1,920,501)	(1,920,501)
Balance at December 31, 2017	250,000	$17,190,302	1,500,000	$2,661,972	25,530,727	$255,307	$160,130,320	$(188,135,903)	$(25,088,304)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(1,920,501)	$(19,098,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	676,624	669,780
Loss on extinguishment of debt	1,252,353	-
Non-cash interest expense	579,586	140,820
Stock-based compensation	1,889,820	2,464,052
Change in fair value of warrant liability	(78,783)	810,083
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(792,757)	2,230,631
Other assets	14,917	21,914
Accounts payable	(6,949,861)	5,898,662
Accrued expenses	(2,559,713)	1,220,160
Deferred revenue	(771,889)	(303,140)
Other liabilities	(10,873)	103,840
Net cash used in operating activities	(8,671,077)	(5,841,668)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,075,143)	(148,362)
Net cash used in investing activities	(1,075,143)	(148,362)
FINANCING ACTIVITIES
Payment of debt issuance costs	-	(40,000)
Proceeds from the issuance of Series A convertible preferred stock and common stock warrants	21,737,200	-
Proceeds from exercise of common stock warrants	-	3,013
Proceeds from the sale of senior secured notes and detachable warrants	-	8,350,000
Payments of capital leases obligations	(219,106)	(232,570)
Repayment of debt	(30,456)	(2,579,851)
Payment of offering costs	(1,089,158)	-
Change in restricted cash	-	216,086
Net cash provided by financing activities	20,398,480	5,716,678
Net increase (decrease) in cash	10,652,260	(273,352)
Cash at beginning of period	3,185,519	2,351,887
Cash at end of period	$13,837,779	$2,078,535

Supplemental disclosure of cash flow information
Cash paid for interest	$25,505	$221,266
Supplemental schedule of noncash investing activities:
Conversion of stockholder notes and accrued interest in exchange for Series B convertible preferred stock, net of unamortized debt discount	$1,409,619	$-
Accrued cumulative Series A convertible preferred stock dividend	$450,801	-
Purchases of property and equipment in accounts payable and accrued expenses	$(90,162)	$(20,711)
Deferred offering costs and common stock issuance costs in accounts payable and accrued expenses	$-	$(137,291)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1.   Organization and Description of Business

Oncobiologics, Inc. (“Oncobiologics” or the “Company”) was incorporated in New Jersey on January 5, 2010 and started operations in July 2011. Oncobiologics is a clinical-stage biopharmaceutical company focused on identifying, developing, manufacturing and commercializing complex biosimilar therapeutics in the disease areas of immunology and oncology. The Company has established fully integrated in-house development and manufacturing capabilities that addresses the numerous complex technical and regulatory challenges in developing and commercializing mAb biosimilars. Since inception, the Company has advanced two product candidates through Phase 1 clinical trials: ONS-3010, a biosimilar to adalimumab (Humira®) and ONS-1045, a biosimilar to bevacizumab (Avastin®). Additionally, the Company has a pipeline of preclinical biosimilar product candidates in various stages of development. The Company is based in Cranbury, New Jersey.

2.   Liquidity

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $188.1 million as of December 31, 2017. The Company has substantial indebtedness that includes $13.5 million of senior secured notes due in December 2018 and $4.6 million in notes payable to stockholders that are payable on demand. There can be no assurance that the holders of the stockholder notes will not exercise their right to demand repayment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management believes that the Company’s existing cash as of December 31, 2017 will be sufficient to fund its operations through June 2018. Substantial additional financing will be needed by the Company to fund its operations in the future and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: private placements of equity and/or debt, payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, providing manufacturing services on a contract basis to other biopharmaceutical companies and public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

The Company’s future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing discussed above; (ii) the Company’s ability to complete revenue-generating partnerships with pharmaceutical companies; (iii) the success of its research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (v) regulatory approval and market acceptance of the Company’s proposed future products.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2017 and its results of operations and cash flows for the three months ended December 31, 2017 and 2016. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2018. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K, as amended to date, filed with the Securities and Exchange Commission (“SEC”), on December 29, 2017.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

Income taxes

In November 2017, the Company received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell a portion of its unused New Jersey net operating losses (“NOLs”), and research and development (“R&D”) tax credits. As a result, the Company received $3.15 million of cash from the sale of these NOLs and credits in December 2017, which it recognized as an income tax benefit for the three months ended December 31, 2017. The Company recorded income tax expense of $4,000 for the three months ended December 31, 2016 and was primarily attributable to state and foreign withholding taxes in connection with the Company’s collaboration and licensing agreements.

Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the Company’s previously outstanding shares of preferred stock and other potentially dilutive securities have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2017 and 2016, as they would be antidilutive:

	December 31,
	2017	2016
Series A convertible preferred stock	37,795,948	-
Series B convertible preferred stock	2,112,676	-
Performance-based stock units	163,934	243,774
Restricted stock units	309,532	1,224,957
Common stock warrants	28,116,505	9,806,028

Correction of immaterial error related to prior periods

During fiscal 2017, the Company identified an error related to its accounting and classification for the 82,000 square feet of office and laboratory space in Cranbury, New Jersey that was entered into during August 2015. Due to the Company’s involvement in the construction required to complete the leased facility, the Company concluded that the lease should have been accounted for as a direct financing arrangement, whereby the Company records, the fair value of the asset in property and equipment, net on the consolidated balance sheets. A corresponding liability is also recorded and amortized over the lease term through monthly rental payments using the effective interest method.

For the three months ended December 31, 2016, rent expense was overstated by $0.1 million and interest expense was understated by $0.1 million. This was primarily attributable to the reclassification of rental payments into interest expense payments in connection with a financing arrangement rather than an operating lease arrangement, as previously presented.

The Company reviewed the impact of this error on the prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and determined that the error was not material to the prior periods. However, the Company has corrected the unaudited interim consolidated statement of operations for the three months ended December 31, 2016 by decreasing research and development expenses and general and administrative expenses by $85,000 and $18,000, respectively, and by increasing interest expense by $0.1 million.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Recently issued and adopted accounting pronouncements

In May 2017, the FASB, issued ASU, No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This new ASU is intended provide clarity and reduce both the diversity in practice of and cost and complexity of applying the guidance in Topic 718, Compensation — Stock Compensation, to a change to the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

4.   Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

■	Level 1 - Quoted prices in active markets for identical assets or liabilities.

■	Level 2 - Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

■	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$2,196,171

	September 30, 2017
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$2,274,954

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the three months ended December 31, 2017:

Balance at October 1, 2017	$2,274,954
Change in fair value	(78,783)
Balance at December 31, 2017	$2,196,171

The warrants issued in connection with the senior secured notes are classified as liabilities on the accompanying consolidated balance sheet as such warrants include cash settlement features at the option of the holders under certain circumstances. The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black- Scholes option pricing model using the following assumptions:

December 31,
2017
Risk-free interest rate	2.09%
Remaining contractual life of warrant	4.14 years
Expected volatility	82%
Annual dividend yield	0%
Fair value of common stock	$1.30 per share

5.   Property and Equipment, Net

Property and equipment, net, consists of:

	December 31,	September 30,
	2017	2017
Laboratory equipment	$12,261,081	$11,574,474
Leasehold improvements	10,032,640	10,032,640
Computer software and hardware	472,054	472,054
Construction in progress	2,862,086	2,654,675
	25,627,861	24,733,843
Less: accumulated depreciation and amortization	(9,321,566)	(8,644,941)
	$16,306,295	$16,088,902

Depreciation and amortization expense was $676,624 and $669,780 for the three months ended December 31, 2017 and 2016, respectively.

At December 31, 2017 and September 30, 2017, $3,545,107 and $3,692,913, respectively, represents laboratory equipment under capital leases. The term of the leases are between 22 and 36 months and qualify as capital leases. The leases bear interest between 5.0% and 19.4%. At December 31, 2017 and September 30, 2017, $1,145,147 and $1,061,901, respectively, of accumulated amortization related to this leased equipment has been recognized.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

6.   Accrued Expenses

Accrued expenses consists of:

	December 31,	September 30,
	2017	2017
Compensation	$3,299,537	$3,688,592
Series A convertible preferred stock accrued dividends	467,785	-
Research and development	99,436	1,637,657
Interest payable	1,257,122	1,047,122
Professional fees	285,885	521,973
Director fees	28,792	376,695
Other accrued expenses	-	65,430
	$5,438,557	$7,337,469

7.   Senior Secured Notes

December 31,
2017
Senior secured notes	$13,500,000
Unamortized debt discount	(1,308,333)
$12,191,667

In September 2017, the Company entered into a purchase and exchange agreement (the “Exchange Agreement”) with two existing investors and holders of its senior secured notes (the “Noteholders”), pursuant to which the Noteholders exchanged $1.5 million aggregate principal amount of senior secured notes and $41,507 of accrued interest on such exchanged senior secured notes for 1,500,000 shares of Series B convertible preferred stock (“Series B Convertible”) in October 2017. The Company recognized a loss on extinguishment of $1,252,353 in connection with the exchange and represents the excess fair value of the Series B convertible preferred stock issued over the net carrying amount of the debt and accrued interest.

Interest expense on the senior secured notes for the three months ended December 31, 2017 and 2016 was $504,585 and $89,892, respectively.

8.    Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Common stock

During the three months ended December 31, 2017, the Company issued 596,783 shares of common stock upon the vesting of restricted stock units (“RSUs”).

Convertible preferred stock

In September 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) with GMS Tenshi Holdings Pte. Limited, a Singapore private limited company (“GMS Tenshi”), pursuant to which GMS Tenshi agreed to purchase, in a private placement (the “Private Placement”), $25.0 million of the Company’s newly-created voting Series A Convertible Preferred Stock (the “Series A Convertible”), and warrants (the “GMS Tenshi Warrants” and together with the Series A Convertible, the “Securities”) to acquire 16,750,000 shares of common stock. On September 11, 2017, the Company completed the initial sale of 32,628 shares of Series A Convertible to GMS Tenshi for $3,262,800 in cash. In October 2017, the Company completed the sale of the remaining 217,372 shares of Series A Convertible and the GMS Tenshi Warrants to GMS Tenshi in the Private Placement, for $21,737,200 in cash.

The Series A Convertible is initially convertible into 37,795,948 shares of the Company’s common stock, representing an effective conversion rate of $0.66 per share, which represents a discount to the market value of the Company’s common stock as of September 7, 2017 and October 31, 2017 (on which dates, the closing price of the Company’s common stock was $0.90 and $1.26 per share, respectively). In connection with the second closing of the Series A Convertible in October 2017, the Company issued the GMS Tenshi Warrants, which have a term of 8-years and an initial exercise price of $0.90 per share. The proceeds from the second closing of the

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Series A Convertible were allocated among the Series A Convertible and the GMS Tenshi Warrants based on their relative fair values. As a result of the discount to the market value and the allocation of a portion of the proceeds to the GMS Tenshi Warrants, the Company recognized a beneficial conversion charge of $15,355,019, which represents the in-the-money value of the conversion rate as of the date of sale.

The Series A Convertible accrue dividends at a rate of 10% per annum, compounded quarterly, payable quarterly at the Company’s option in cash or in kind in additional shares of Series A Convertible, although the initial dividends payable on the shares of Series A Convertible issued in September 2017, while accruing from issuance, was payable in December 2017. The Series A Convertible will also be entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of common stock or other securities. The initial conversion rate is subject to appropriate adjustment in the event of a stock split, stock dividend, combination, reclassification or other recapitalization affecting the common stock. As of December 31, 2017, the Company has accrued $467,785 in dividends on the Series A Convertible.

Concurrent with completing the sale of Series A Convertible in October 2017, the Noteholders exchanged $1,500,000 in aggregate principal borrowings and $41,507 in accrued interest for 1,500,000 shares of Series B Convertible. The exchange was accounted for as an extinguishment of debt. See Note 7.

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

Common stock warrants

As of December 31, 2017, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Exercise price per share	Expiration date

Series A warrants	3,333,333	$6.60	February 18, 2019
Series B warrants	3,333,333	$8.50	May 18, 2018
Common stock warrants issued with IPO	817,838	$0.01	November 11, 2019
Common stock warrants issued with senior secured notes	3,882,001	$3.00	December 22, 2021
Common stock warrants issued with Series A Convertible	16,750,000	$0.90	October 31, 2025
	28,116,505

9.   Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 851,926. As of December 31, 2017, PSUs representing 163,934 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”) no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The maximum number of shares of common stock that may be issued under the 2015 Plan is 2,638,101 shares. As of December 31, 2017, 909,390 shares remained available for grant under the 2015 Plan. On January 1, 2018 the shares available for issuance under the 2015 Plan automatically increased by 3% of the total shares of the Company’s common stock outstanding as of December 31, 2017 (which amounted to an additional 765,921 shares).

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017	2016

Research and development	$318,241	$386,109
General and administrative	1,571,579	2,077,943
	$1,889,820	$2,464,052

Stock options

During the three months ended December 31, 2017, the Company granted 160,000 stock options to its board of directors of which 60,000 options granted will vest on the first anniversary of the grant date and 100,000 options granted will vest ratably over three years.

As of December 31, 2017, options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Balance at October 1, 2017	—	$ —	—
Granted	160,000	1.28	10.0
Exercised	—	—	—
Expired/forfeited/cancelled	(15,000)	1.32	—
Balance at December 31, 2017	145,000	$ 1.28	9.9
Vested and exercisable	—
Vested and expected to vest at December 31, 2017	145,000

The weighted average grant date fair value of the options awarded to employees for the year ended December 31, 2017 was $0.77 per share. The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

As of December 31, 2017, the aggregate intrinsic value of the unvested options was $4,000.

The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

December 31,
2017
Risk-free interest rate	2.15%
Expected life	2.15 years
Expected volatility	66%
Expected dividend yield	—

At December 31, 2017, there was $0.1 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 1.7 years.

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

The following table summarizes the activity related to PSUs during the three months ended December 31, 2017:

		Weighted
	Number	Average
	of	Base Price
	PSUs	Per Unit
Balance at October 1, 2017	175,530	$6.30
Forfeitures	(11,594)	6.21
Balance at December 31, 2017	163,934	$6.30

As of December 31, 2017, there was $67,000 of unamortized expense that will be recognized over a weighted-average period of 0.89 years.

Restricted stock units

The RSUs generally vest over a period of two to four years from the date of grant. The following table summarizes the activity related to RSUs during the three months ended December 31, 2017:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Balance at October 1, 2017	939,879	$18.78
Vested and settled	(596,783)	14.02
Forfeitures	(33,564)	10.39
Balance at December 31, 2017	309,532	$28.41

As of December 31, 2017, there was $1,171,179 of unamortized expense that will be recognized over a weighted-average period of 1.41 years.

10.   Subsequent Events

In February 2018, the Company amended its lease agreement for its corporate office location in Cranbury, New Jersey.  Pursuant to the terms of the amended lease, the Company is leasing additional space and for a noncancelable period of ten years.  Monthly lease payments of $42,548 will commence on March 1, 2018 through February 28, 2023.  Beginning March 1, 2023 through February 2, 2028, the Company is obligated to make $48,930 in monthly rental payments.  The future minimum rental payments are as follows:

For the years ending September 30,:

2018	$297,836
2019	510,576
2020	510,576
2021	510,576
2022	510,576
Thereafter	3,142,170
$5,482,310

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended September 30, 2017and 2016 included in our Annual Report on Form 10-K for the year ended September 30, 2017, filed with the Securities and Exchange Commission, or SEC, on December 29, 2017, as amended to date.

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a difference include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 29, 2017, as amended to date, and elsewhere in this report. Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

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

We have made a strategic decision to maximize the value of our BioSymphony Platform to assist development stage biopharmaceutical and biotechnology companies with the development and manufacturing of their drug product candidates for clinical trials on a contract basis. We believe that this strategy to leverage the BioSymphony Platform and its capabilities will generate funding for our biosimilar development programs while we continue to develop our pipeline by providing a flexible and cost-effective alternative to the larger contract manufacturing organizations currently serving this market.

Through December 31, 2017, we have funded substantially all of our operations through the sale and issuance of $180.3 million in net proceeds of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements. In September 2017, we closed on the initial sale of 32,628 shares of our newly-created Series A Convertible Preferred Stock, or the Series A Convertible, to GMS Tenshi Holdings Pte. Limited, or GMS Tenshi, for $3.3 million of cash, and entered into an investor rights agreement in connection therewith. In October 2017, following receipt of necessary stockholder approval, we issued an additional 217,372 shares of our Series A Convertible and warrants to acquire 16,750,000 shares of our common stock to GMS Tenshi for $21.7 million of cash. Concurrent with such second closing, we also exchanged an aggregate $1.5 million of outstanding senior secured notes into 1,500,000 shares of our newly-created Series B Convertible Preferred Stock, or the Series B Convertible.

Additionally, as part of the GMS Tenshi transaction, in September 2017, we entered into a joint development and licensing agreement for ONS-3010 and ONS-1045 in all emerging market territories not previously licensed to other development partners.

We have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at December 31, 2017 of $188.1 million, $13.5 million of senior secured notes due in December 2018 and $4.6 million of indebtedness that is due on demand. We will need to raise substantial additional capital to fund our planned future operations, commence Phase 3 clinical trials, receive approval for and commercialize ONS-3010 and ONS-1045 and continue to develop our other pipeline candidates. We plan to finance our future operations with a combination of proceeds from providing contract development and manufacturing services on a fee for service basis, the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-3010, ONS-1045 or any other current or future biosimilar product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. These matters raise substantial doubt about our ability to continue as a going concern. Our interim unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current cash resources of  $13.8 million as of December 31, 2017 are expected to fund our operations through June 30, 2018. To provide additional working capital, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline product candidates. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements, we will be required to scale back our plans and place certain activities on hold.

We do not have any products approved for sale and we have only generated revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the three months ended December 31, 2017 was $1.9 million. We also had a net loss of $19.1 million for the three months ended December 31, 2016. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

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

IPCA Laboratories Limited —Humira (ONS-3010), Avastin (ONS-1045) and Herceptin (ONS-1050)

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

In January 2014, we entered into an agreement with IPCA to assist IPCA in establishing its research, development and manufacturing capabilities for mAbs and biologics, including, in part, through collaborative development, manufacture and commercialization of ONS-1050 (our Herceptin biosimilar), in the agreed territory. The agreed territory for ONS-1050 includes the Republics of India, Sri Lanka, Myanmar, Nepal and Bhutan, while the agreed territory for any product candidates developed independent of our involvement is global without geographical restriction. We also agreed to assist IPCA with its research and development program. Under the terms of the January 2014 agreement, we are eligible to receive development payments and commercialization fees. In addition, we are eligible to receive royalties from IPCA at a mid-single digit rate on annual net sales of ONS-1050 commercialized by IPCA and its affiliates in the agreed territory.

As of December 31, 2017, we have received an aggregate of  $5.0 million of payments from IPCA under our various agreements.

Liomont — Humira (ONS-3010) and Avastin (ONS-1045)

In June 2014, we entered into a strategic license agreement with Laboratories Liomont, S.A. de C.V., or Liomont, under which we granted Liomont and its affiliates an exclusive, sublicenseable license in Mexico for the research, development, manufacture, use or sale of the ONS-3010 and ONS-1045 biosimilar product candidates in Mexico. Under the terms of the agreement, we received an upfront payment from Liomont, and we are eligible to earn milestone payments for each of ONS-3010 and ONS-1045. In addition, we are eligible to receive tiered royalties at upper single-digit to low teens percentage rates of annual net sales of products by Liomont and its affiliates in Mexico. As of December 31, 2017, we have received an aggregate of $3.0 million of upfront and milestone payments from Liomont.

Huahai — Humira (ONS-3010) and Avastin (ONS-1045)

In May 2013, we entered into a series of agreements with Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, to form an alliance for the purpose of developing and obtaining regulatory approval for, and commercial launch and marketing of licensed products in an agreed territory, as described below. The agreements include a strategic alliance agreement, which sets out the governance framework for the relationship, along with a joint participation agreement regarding joint development and commercialization of ONS-3010, and a co-development and license agreement for each of ONS-3010 and ONS-1045. As of December 31, 2017, we have received an aggregate of $16.0 million of upfront and milestone payments from Huahai.

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

In conjunction with the strategic alliance agreement, we also entered into a co-development and license agreement with Huahai, under which we granted Huahai and its affiliates an exclusive license, in the territory for the research, development, manufacture, use or sale of ONS-3010 or ONS-1045 in China, including, the People’s Republic of China, Hong Kong, Macau and Taiwan. We will each bear our respective costs under the development plans. Huahai agreed to carry out all clinical, manufacturing and regulatory requirements necessary for approval of the products in the agreed territory. Under the terms of the agreement, we received an upfront payment from Huahai for ONS-3010, and have received regulatory milestone payments for each of ONS-3010 and ONS-1045.

GMS Tenshi — Humira (ONS-3010) and Avastin (ONS-1045)

On September 7, 2017, in connection with the entry into the GMS Tenshi purchase agreement for the Series A Convertible and warrants, we also entered into a joint development and license agreement providing for the license of rights to ONS-3010 and ONS-1045 in emerging markets, excluding China, India and Mexico, which superseded and replaced a previous strategic licensing agreement dated July 25, 2017. As of December 31, 2017, we have received an aggregate of $5.0 million of payments from GMS Tenshi under our joint development and license agreement.

Components of our Results of Operations

Collaboration Revenue

To date, we have derived revenue only from activities pursuant to our collaboration and licensing agreements. We have not generated any revenue from commercial product sales. Until we begin generating revenue from our contract development and manufacturing services, we expect all of our revenue, if any, will be generated from our collaboration and licensing agreements. If any of our biosimilar product candidates currently under development are approved for commercial sale, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates.

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the three months ended December 31, 2017 and 2016, all of which was from the recognition of deferred revenues under such agreements:

	Three months ended December 31,
	2017	2016

IPCA Collaboration	$65,268	$65,268
Liomont Collaboration	59,160	59,160
Huahai Collaboration	178,712	178,712
GMS Tenshi Collaboration	468,750	-
	$771,890	$303,140

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

Interest Expense

Interest expense consists of cash paid and non-cash interest expense related to our senior secured notes, former bank loans, notes with current and former stockholders, equipment loans and capital lease and other finance obligations.

Loss on Extinguishment of Debt

Loss on extinguishment of debt is attributable to the exchange of $1.5 million of principal borrowings under our senior secured notes for shares of Series B Convertible. The loss represents the excess fair value of the Series B Convertible that was issued over the carrying value of the senior secured notes and accrued interest.

Change in Fair Value of Warrant Liability

Warrants to purchase our common stock that have been issued in conjunction with our senior secured notes are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations as other (income) expense.

Income Taxes

In November 2017, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell a portion of our unused New Jersey net operating losses, or NOLs, and research and development, or R&D, tax credits. As a result, we received $3.15 million of cash from the sale of these NOLs and credits in December 2017. Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey state NOLs and research credits) for the net losses we have incurred in each year or on our earned R&D tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2017, we had federal and state NOL carryforwards of $131.5 million and $69.6 million, respectively that will begin to expire in 2030 and 2036, respectively. As of September 30, 2017, we had federal foreign tax credit carryforwards of $2.9 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2017, we also had federal research and development tax credit carryforwards of $0.8 million, which begin to expire in 2031.

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

Results of Operations

Comparison of Three Months Ended December 31, 2017 and 2016

	Three months ended December 31,
	2017	2016	Change

Collaboration revenues	$771,890	$303,140	$468,750

Operating expenses:
Research and development	402,402	13,227,714	(12,825,312)
General and administrative	3,549,252	4,870,668	(1,321,416)
	3,951,654	18,098,382	(14,146,728)

Loss from operations	(3,179,764)	(17,795,242)	14,615,478

Interest expense	717,883	489,145	228,738
Loss on extinguishment of debt	1,252,353	-	(1,252,353)
Change in fair value of warrant liability	(78,783)	810,083	(888,866)
Loss before income taxes	(5,071,217)	(19,094,470)	14,023,253
Income tax (benefit) expense	(3,150,716)	4,000	(3,154,716)
Net loss	$(1,920,501)	$(19,098,470)	$17,177,969

Collaboration Revenues

Collaboration revenues increased $0.5 million, to $0.8 million, for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. The change is due to the amortization of the upfront payments received in August and September 2017 under our collaboration arrangement with GMS Tenshi.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017	2016

Preclinical and clinical development	$927,071	$8,944,891
Settlement of clinical development contract	(3,228,613)	-
Compensation and related benefits	1,426,402	2,469,609
Stock-based compensation	318,241	386,109
Other research and development	959,301	1,427,105
Total research and development expenses	$402,402	$13,227,714

The following table summarizes our research and development expenses by compound for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017	2016

ONS-3010	$497,837	$5,590,557
ONS-1045	280,903	2,755,026
Early-stage compounds	148,331	599,308
Settlement of clinical development contract	(3,228,613)	-
Personnel related and stock-based compensation	1,744,643	2,855,718
Other research and development	959,301	1,427,105
Total research and development expenses	$402,402	$13,227,714

Research and development expenses for the three months ended December 31, 2017 decreased by $12.8 million compared to the three months ended December 31, 2016. The reduction in research and development expenses is directly related to our decision to postpone the initiation of our planned Phase 3 clinical trials for ONS-3010 and ONS-1045 until we secure additional development partners. This resulted in a $8.0 million decrease in preclinical and clinical development costs and a $1.1 million decrease in compensation related costs. Further, we also terminated an agreement related to such clinical development and were able to favorably settle amounts previously owed under the contract resulting in a reduction to our accrued research and development expenses of $3.2 million. Our ongoing cost reduction efforts generated an additional $0.5 million decrease in other research and development costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017	2016

Professional fees	$728,021	$1,177,179
Compensation and related benefits	596,246	722,134
Stock-based compensation	1,571,579	2,077,943
Facilities, fees and other related costs	653,406	893,412
Total general and administration expenses	$3,549,252	$4,870,668

General and administrative expenses for the three months ended December 31, 2017 decreased by $1.3 million compared to the three months ended December 31, 2016. The reduction was primarily driven by our ongoing cost reduction efforts.

Interest Expense

Interest expense increased by $0.2 million for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016, primarily due to the amortization of debt discount and interest expense on the senior secured notes.

 Liquidity and Capital Resources

We have not generated any revenue from biosimilar product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through December 31, 2017, we have funded substantially all of our operations through the sale and issuance of $180.3 million net proceeds of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to our collaboration and licensing agreements. In September 2017, we closed on the initial sale of 32,628 shares of Series A Convertible to GMS Tenshi for $3.3 million of cash, and entered into an investor rights agreement and joint development and licensing agreement. In October 2017, following receipt of stockholder approval, we issued an additional 217,372 shares of our Series A Convertible and warrants to acquire an aggregate of 16,750,000 shares of our common stock to GMS Tenshi for $21.7 million of cash. We also converted $1.5 million aggregate principal amount of our senior secured notes into 1,500,000 shares of our Series B Convertible. In November 2017, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell a portion of our unused New Jersey net operating losses, or NOLs, and research and development tax credits. As a result, we received $3.15 million of cash from the sale of these NOLs and credits in December 2017. We will require additional capital to fund our operations past June 2018. Alternatively, we will be required to scale back our plans and place certain activities on hold.

As of December 31, 2017, we had an accumulated deficit of $188.1 million and a cash balance of $13.8 million. In addition, we have $13.5 million of senior secured notes due in December 2018 and $4.6 million of indebtedness that is due on demand. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development or from receiving fees for contract development and manufacturing services that we plan to provide for other biopharmaceutical companies. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include, but are not limited to: providing contract development and manufacturing services on a fee for service basis, private placements of equity and/or debt, payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, and public offerings of equity and/or debt securities. Additionally, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. There can be no assurance that these future funding efforts will be successful.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three months ended December 31,
	2017	2016

Net cash used in operating activities	$(8,671,077)	$(5,841,668)
Net cash used in investing activities	(1,075,143)	(148,362)
Net cash provided by financing activities	20,398,480	5,716,678
Net increase (decrease) in cash	$10,652,260	$(273,352)

Operating Activities.

During the three months ended December 31, 2017, we used $8.7 million of cash in operating activities resulting from our net loss of $1.9 million and the change in our operating assets and liabilities of $11.0 million. This use of cash was partially offset by $4.3 million of noncash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability, loss on extinguishment of debt and depreciation and amortization expense. The change in our operating assets and liabilities was primarily due to payments of our outstanding accounts payable and accrued expenses from September 30, 2017 as well as the prepayment of certain research and development expenses and the amortization of our deferred revenues from collaborations.

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

Investing Activities.

During the three months ended December 31, 2017 and 2016, we used cash of $1.1 million and $0.1 million, respectively, in investing activities for the purchase of property and equipment.

Financing Activities.

During the three months ended December 31, 2017, net cash provided by financing activities was $20.4 million, primarily attributable to $20.6 million in net proceeds from our second closing of our Series A Convertible in October 2017.We also had $0.2 million in debt payments.

During the three months ended December 31, 2016, net cash provided by financing activities was $5.7 million, primarily attributable to $8.35 million in aggregate proceeds from our senior secured notes and warrants in December 2016, these inflows were offset by $2.8 million in debt payments, primarily $2.4 million to repay senior bank loans.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Contractual Obligations and Commitments

Not applicable.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on December 29, 2017, as amended to date, have not materially changed.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Warrant to Purchase Common Stock of Oncobiologics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).
10.2	Sixth Amendment to Lease Agreement by and between Oncobiologics, Inc. and Cedar Brook 7 Corporate Center L.P., dated as of February 1, 2018 (incorporated by reference to Exhibit 10.1 the Registrant’s current report on Form 8-K filed with the SEC on February 7, 2018).
10.3	Amendment #2 to the Warrant Agreement dated May 18, 2016 by and between Oncobiologics, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated February 9, 2018 (incorporated by reference to Exhibit 10.1 the Registrant's current report on Form 8-K filed with the SEC on February 9, 2018).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCOBIOLOGICS, INC.

Date:	February 14, 2018	By: /s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer and Secretary, (Principal Accounting and Financial Officer)

