Form 10-Q
period 2018-06-30
Oncobiologics, Inc.
filed 2018-08-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 10, 2018 was 72,198,468.

Oncobiologics, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Oncobiologics, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2018	2017
Assets
Current assets:
Cash	$11,796,668	$3,185,519
Prepaid and other current assets	1,335,654	719,087
Total current assets	13,132,322	3,904,606

Property and equipment, net	20,284,405	16,088,902
Other assets	669,315	740,362
Total assets	$34,086,042	$20,733,870
Liabilities, convertible preferred stock and stockholders’ equity (deficit)

Current liabilities:
Senior secured notes	$12,839,092	$-
Current portion of long-term debt	86,735	52,600
Current portion of capital lease obligations	694,878	341,120
Stockholder notes	4,612,500	4,612,500
Accounts payable	3,351,211	10,954,358
Accrued expenses	6,119,446	7,337,469
Income taxes payable	2,352,129	2,352,129
Deferred revenue	2,207,353	3,087,561
Total current liabilities	32,263,344	28,737,737

Senior secured notes	-	13,231,700
Long-term debt	111,541	151,110
Capital lease obligations	3,507,211	28,067
Warrant liability	2,048,838	2,274,954
Deferred revenue	3,061,402	4,466,865
Other liabilities	2,358,339	2,569,971
Total liabilities	43,350,675	51,460,404
Commitments (Note 8)
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, 52,209 and 32,628 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	3,934,967	2,924,441
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: 7,500,000 shares authorized, no shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	-	-

Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	-	-
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 72,198,468 and 24,933,944 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	721,985	249,339
Additional paid-in capital	190,186,119	152,315,088
Accumulated deficit	(204,107,704)	(186,215,402)
Total stockholders' equity (deficit)	(13,199,600)	(33,650,975)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$34,086,042	$20,733,870

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Collaboration revenues	$771,890	$303,140	$2,315,670	$909,421
Operating expenses:
Research and development	5,795,993	4,157,696	11,354,781	21,504,939
General and administrative	2,195,789	3,481,854	8,191,546	12,374,125
	7,991,782	7,639,550	19,546,327	33,879,064
Loss from operations	(7,219,892)	(7,336,410)	(17,230,657)	(32,969,643)
Interest expense, net	1,147,371	1,745,544	2,786,124	3,478,581
Loss on extinguishement of debt	-	-	1,252,353	-
Change in fair value of warrant liability	64,659	(3,750,578)	(226,116)	(3,976,397)
Loss before income taxes	(8,431,922)	(5,331,376)	(21,043,018)	(32,471,827)
Income tax (benefit) expense	-	-	(3,150,716)	4,000
Net loss	(8,431,922)	(5,331,376)	(17,892,302)	(32,475,827)
Recognition of beneficial conversion feature upon issuance of Series A convertible preferred stock	-	-	(15,736,683)	-
Series A convertible preferred stock dividends and related settlement	(652,612)	-	(1,740,108)	-
Net loss attributable to common stockholders	$(9,084,534)	$(5,331,376)	$(35,369,093)	$(32,475,827)

Per share information:
Net loss per share of common stock, basic	$(0.26)	$(0.22)	$(1.24)	$(1.37)
Net loss per share of common stock, diluted	$(0.26)	$(0.22)	$(1.24)	$(1.53)
Weighted average shares outstanding, basic	34,540,056	24,442,056	28,422,852	23,788,046
Weighted average shares outstanding, diluted	34,540,056	24,442,056	28,422,852	23,813,910

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Nine Months Ended June 30, 2018

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2017	32,628	$2,924,441	-	$-	24,933,944	$249,339	$152,315,088	$(186,215,402)	$(33,650,975)
Proceeds from exercise of common stock warrants	-	-	-	-	3,460	35	(35)	-	-
Issuance of vested restricted stock units	-	-	-	-	821,006	8,210	(8,210)	-	-
Private placement sale of common stock and common stock warrants, net of costs	-	-	-	-	12,754,766	127,548	14,728,540	-	14,856,088
Sale of Series A convertible preferred stock and common stock warrants, net of costs	217,372	14,265,861	-	-	-	-	6,382,181	-	6,382,181
Series A convertible preferred stock dividends and settlement	11,045	1,104,481	-	-	-	-	(1,740,108)	-	(1,740,108)
Conversion of Series A convertible preferred stock into common stock	(208,836)	(14,359,816)	-	-	31,572,617	315,726	14,044,090	-	14,359,816
Conversion of senior secured notes into Series B convertible preferred stock	-	-	1,500,000	2,661,972	-	-	-	-	2,661,972
Conversion of Series B convertible preferred stock into common stock	-	-	(1,500,000)	(2,661,972)	2,112,675	21,127	2,640,845	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,823,728	-	1,823,728
Net loss	-	-	-	-	-	-	-	(17,892,302)	(17,892,302)
Balance at June 30, 2018	52,209	$3,934,967	-	$-	72,198,468	$721,985	$190,186,119	$(204,107,704)	$(13,199,600)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(17,892,302)	$(32,475,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,229,947	2,022,028
Loss on extinguishment of debt	1,252,353	-
Non-cash interest expense	1,200,504	2,310,096
Stock-based compensation	1,823,728	6,912,547
Change in fair value of warrant liability	(226,116)	(3,976,397)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(606,067)	2,278,590
Other assets	(33,612)	51,604
Accounts payable	(8,002,074)	6,661,571
Accrued expenses	(2,101,223)	1,396,417
Deferred revenue	(2,285,671)	(909,421)
Other liabilities	(4,806)	143,884
Net cash used in operating activities	(24,645,339)	(15,584,908)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,518,349)	(268,106)
Net cash used in investing activities	(1,518,349)	(268,106)
FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	14,856,088	1,607,396
Payment of debt issuance costs	-	(40,000)
Proceeds from issuance of Series A convertible preferred stock	21,737,200	-
Proceeds from the sale of senior secured notes and detachable warrants	-	15,000,000
Proceeds from exercise of common stock warrants	-	253,289
Change in restricted cash	-	216,086
Payments of capital leases obligations	(634,866)	(730,024)
Repayment of debt	(94,427)	(2,665,722)
Payment of financing costs	(1,089,158)	-
Net cash provided by financing activities	34,774,837	13,641,025

Net increase (decrease) in cash	8,611,149	(2,211,989)
Cash at beginning of period	3,185,519	2,351,887
Cash at end of period	$11,796,668	$139,898

Supplemental disclosure of cash flow information
Cash paid for interest	$81,005	$556,299
Supplemental schedule of noncash investing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$463,007	$23,698

Supplemental schedule of noncash financing activities:
Issuance of Series B convertible preferred stock upon conversion of senior secured notes, net of unamortized debt discount	$1,409,619	$-
Issuance of capital lease obligations in connection with purchase of property and equipment	$4,260,942	$62,230
Series A convertible preferred stock dividends	$652,612	$-
Settlement of Series A convertible preferred stock dividends upon issuance of Series A convertible preferred stock	$1,104,481	$-
Deferred offering costs and common stock issuance costs in accounts payable and accrued expenses	$-	$292,367

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1.	Organization and Description of Business

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

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $204.1 million as of June 30, 2018. The Company has substantial indebtedness that includes $13.5 million of senior secured notes due in December 2018 and $4.6 million in notes payable to stockholders that are payable on demand. There can be no assurance that the holders of the stockholder notes will not exercise their right to demand repayment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management believes that the Company’s existing cash as of June 30, 2018 will be sufficient to fund its operations into November 2018, excluding repayment of debt. Substantial additional financing will be needed by the Company to fund its operations in the future and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: private placements of equity and/or debt, payments from potential strategic research and development partners, licensing and/or marketing arrangements with pharmaceutical companies, providing manufacturing services on a contract basis to other biopharmaceutical companies and public or private offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2018 and its results of operations for the three and nine months ended June 30, 2018 and 2017 and cash flows for the nine months ended June 30, 2018 and 2017. Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2018. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K, as amended to date, filed with the Securities and Exchange Commission (“SEC”), on December 29, 2017.

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

Income taxes

In November 2017, the Company received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell a portion of its unused New Jersey net operating losses (“NOLs”), and research and development (“R&D”) tax credits. As a result, the Company received $3.15 million of cash from the sale of these NOLs and credits in December 2017, which it recognized as an income tax benefit for the nine months ended June 30, 2018. The Company recorded income tax expense of $4,000 for the nine months ended June 30, 2017, which is primarily attributable to state and foreign withholding taxes in connection with the Company’s collaboration and licensing agreements.

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

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Basic Earnings Per Share
Net loss	$(9,084,534)	$(5,331,376)	$(35,369,093)	$(32,475,827)
Common stock outstanding (weighted average)	34,540,056	24,442,056	28,422,852	23,788,046
Basic net loss per share	$(0.26)	$(0.22)	$(1.24)	$(1.37)
Diluted Earnings Per Share
Net loss	(9,084,534)	(5,331,376)	(35,369,093)	(32,475,827)
Add change in fair value of warrant liability	-	-	-	(3,976,397)
Diluted net loss	(9,084,534)	(5,331,376)	(35,369,093)	(36,452,224)

Common stock outstanding (weighted average)	34,540,056	24,442,056	28,422,852	23,788,046
Add shares from dilutive warrants	-	-	-	25,864
Common stock equivalents	34,540,056	24,442,056	28,422,852	23,813,910
Diluted net loss per share	$(0.26)	$(0.22)	$(1.24)	$(1.53)

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2018 and 2017, as they would be antidilutive:

	As of June 30,
	2018	2017
Series A convertible preferred stock	7,893,155	-
Performance-based stock units	150,951	214,413
Restricted stock units	83,281	1,068,260
Common stock warrants	45,292,494	7,760,988
Stock options	1,062,075	-

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

For the three and nine months ended June 30, 2017, rent expense was overstated by $0.1 million and $0.3 million, respectively, and interest expense was understated by $0.1 million and $0.3 million, respectively. This was primarily attributable to the reclassification of rental payments into interest expense payments in connection with a financing arrangement rather than an operating lease arrangement, as previously presented.

The Company reviewed the impact of this error on the prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and determined that the error was not material to the prior periods. However, the Company has corrected the unaudited interim consolidated statement of operations for the three months ended June 30, 2017 by decreasing research and development expenses and general and administrative expenses by $82,000 and $21,000, respectively, and by increasing interest expense by $0.1 million. The Company corrected the unaudited interim consolidated statement of operations for the nine months ended June 30, 2017 by decreasing research and development expenses and general and administrative expenses by $0.2 million and $63,000, respectively, and by increasing interest expense by $0.3 million.

Recently issued and adopted accounting pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“Topic 718”), which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for fiscal years beginning after December 15, 2018, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company does not expect that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This new ASU is intended to provide clarity and reduce both the diversity in practice of and cost and complexity of applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2018
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$2,048,838

	September 30, 2017
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$2,274,954

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the nine months ended June 30, 2018:

Balance at October 1, 2017	$2,274,954
Change in fair value	(226,116)
Balance at June 30, 2018	$2,048,838

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

June 30,
2018
Risk-free interest rate	2.68%
Remaining contractual life of warrant	3.64 years
Expected volatility	128%
Annual dividend yield	0%
Fair value of common stock	$0.85 per share

5.   Property and Equipment, Net

Property and equipment, net, consists of:

	June 30,	September 30,
	2018	2017
Laboratory equipment	$14,172,847	$11,574,474
Leasehold improvements	10,071,574	10,032,640
Computer software and hardware	483,807	472,054
Land and building	3,000,000	-
Construction in progress	3,431,065	2,654,675
	31,159,293	24,733,843
Less: accumulated depreciation and amortization	(10,874,888)	(8,644,941)
	$20,284,405	$16,088,902

Depreciation and amortization expense was $822,059 and $672,098 for the three months ended June 30, 2018 and 2017 respectively, and $2,229,947 and $2,022,028 for the nine months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, $7,953,856 represents laboratory equipment under capital leases and the Company’s corporate office that is classified as a capital lease. At September 30, 2017, $3,692,913 represents laboratory equipment under capital leases. The term of the equipment leases are between 22 and 36 months and qualify as capital leases. The Company’s corporate office lease matures in February 2028. The equipment leases bear interest between 5.0% and 19.4% and the effective interest rate on the corporate office lease is 43.9%. At June 30, 2018 and September 30, 2017, $1,462,554 and $1,061,901, respectively, of accumulated amortization related to capital leases.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

6.   Accrued Expenses

Accrued expenses consists of:

	June 30,	September 30,
	2018	2017
Compensation	$2,367,295	$3,688,592
Severance and related costs	766,046	-
Dividends on Series A Convertible	652,613	-
Research and development	208,130	1,637,657
Interest payable	1,745,907	1,047,122
Professional fees	331,576	521,973
Director fees	45,632	376,695
Other accrued expenses	2,247	65,430
	$6,119,446	$7,337,469

7.   Senior Secured Notes

June 30,
2018
Senior secured notes	$13,500,000
Unamortized debt discount	(660,908)
$12,839,092

In September 2017, the Company entered into a purchase and exchange agreement (the “Exchange Agreement”) with two existing investors and holders of its senior secured notes (the “Noteholders”), pursuant to which the Noteholders exchanged $1.5 million aggregate principal amount of senior secured notes for 1,500,000 shares of Series B convertible preferred stock (“Series B Convertible”) and $41,507 of accrued interest on such exchanged senior secured notes in October 2017. The Company recognized a loss on extinguishment of $1,252,353 in connection with the exchange and represents the excess fair value of the Series B Convertible issued over the net carrying amount of the debt and accrued interest. The 1,500,000 shares of Series B Convertible were converted into an aggregate of 2,112,675 shares of common stock in the three months ended June 30, 2018 and there are no longer any shares of Series B Convertible issued and outstanding.

Interest expense on the senior secured notes for the three months ended June 30, 2018 and 2017 was $500,012 and $1,500,500, respectively, and $1,486,737 and $2,548,428 for the nine months ended June 30, 2018 and 2017, respectively.

8.    Commitments

During the nine months ended June 30, 2018, the Company entered into an amendment to its lease for its corporate offices in Cranbury, New Jersey. Pursuant to the amended terms, the Company is occupying 100% of the corporate facility and has extended the lease term through February 2028 with two five year renewal options. As a result of this amendment, the lease is now classified as a capital lease. The Company initially recorded the lease obligation and corresponding building asset based on its estimated fair value of approximately $3,000,000. The building is being depreciated over the lease term. Future lease payments will be allocated to interest expense and a pay-down of the lease obligation.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Future minimum payments under the amended lease at June 30, 2018 are as follows:

June 30,
2018
Within one year	$1,379,876
Two years	1,397,616
Three years	1,418,820
Four years	1,506,204
Five years	1,531,732
Thereafter	7,676,097
Total rental payments	14,910,345
Less: Amounts representing interest	(11,692,316)
Present value of payments	$3,218,029

9.    Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Common stock

In May 2018, the Company entered into a purchase agreement with GMS Tenshi Holdings Pte. Limited, a Singapore private limited company and the Company's controlling stockholder and strategic partner (“GMS Tenshi”), pursuant to which GMS Tenshi purchased, in a private placement, 12,754,766 shares of common stock and common stock warrants to purchase 20,512,820 shares of common stock for cash proceeds of $15.0 million. The transaction closed in two tranches in May and June 2018. The warrants have an exercise price of $0.975 per share and a term of eight years from their issuance date.

During the nine months ended June 30, 2018, the Company issued 821,006 shares of common stock upon the vesting of RSUs.

Convertible preferred stock

In September 2017, the Company entered into a purchase agreement with GMS Tenshi, pursuant to which GMS Tenshi agreed to purchase, in a private placement (the “Private Placement”), $25.0 million of the Company’s newly-created voting Series A Convertible Preferred Stock (the “Series A Convertible”), and warrants (the “GMS Tenshi Warrants” and together with the Series A Convertible, the “Securities”) to acquire 16,750,000 shares of common stock. On September 11, 2017, the Company completed the initial sale of 32,628 shares of Series A Convertible to GMS Tenshi for $3,262,800 in cash. In October 2017, the Company completed the sale of the remaining 217,372 shares of Series A Convertible and the GMS Tenshi Warrants to GMS Tenshi in the Private Placement, for $21,737,200 in cash.

The Series A Convertible was initially convertible into 37,795,948 shares of the Company’s common stock, representing an effective conversion rate of $0.66 per share, which represented a discount to the market value of the Company’s common stock as of September 7, 2017 and October 31, 2017 (on which dates, the closing price of the Company’s common stock was $0.90 and $1.26 per share, respectively). In connection with the second closing of the Series A Convertible in October 2017, the Company issued the GMS Tenshi Warrants, which have a term of 8-years and an initial exercise price of $0.90 per share. The proceeds from the second closing of the Series A Convertible were allocated among the Series A Convertible and the GMS Tenshi Warrants based on their relative fair values. As a result of the discount to the market value and the allocation of a portion of the proceeds to the GMS Tenshi Warrants, the Company recognized a beneficial conversion charge of $15,355,019, which represents the in-the-money value of the conversion rate as of the date of sale.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Series A Convertible accrues dividends at a rate of 10% per annum, compounded quarterly, payable quarterly at the Company’s option in cash or in kind in additional shares of Series A Convertible, although the initial dividends payable on the shares of Series A Convertible issued in September 2017, while accruing from issuance, was payable in December 2017. The Series A Convertible was also entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of common stock or other securities. The initial conversion rate was subject to appropriate adjustment in the event of a stock split, stock dividend, combination, reclassification or other recapitalization affecting the common stock. During the nine months ended June 30, 2018, the Company issued an additional 11,045 shares of Series A Convertible to settle the related dividends that were due on a quarterly basis. The Company recognized a beneficial conversion charge of $381,664 during the nine months ended June 30, 2018, which represents the in-the-money value of the conversion rate as of the date of issuance.

In June 2018, GMS Tenshi converted 208,836 shares of Series A Convertible into 31,572,617 shares of common stock.

Concurrent with completing the sale of Series A Convertible in October 2017, the Noteholders exchanged $1,500,000 in aggregate principal borrowings and $41,507 in accrued interest for 1,500,000 shares of Series B Convertible. The exchange was accounted for as an extinguishment of debt. See Note 7.

The Series B Convertible were non-voting, did not accrue dividends nor did the shares of Series B Convertible have any specific rights or preferences, and had a stated value of  $1.00 per share and were convertible into 2,112,675 shares of common stock. During May and June 2018, the Noteholders converted all 1,500,000 shares of Series B Convertible into 2,112,675 shares of common stock. Accordingly, there are no longer any shares of Series B Convertible issued and outstanding.

Common stock warrants

As of June 30, 2018, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Exercise Price Per Share	Expiration Date

Series A warrants	3,333,333	$6.60	February 18, 2019
Common stock warrants issued with initial public offering	814,340	$0.01	November 11, 2019
Common stock warrants issued with senior secured notes	3,882,001	$3.00	December 22, 2021
Common stock warrants issued with Series A Convertible	16,750,000	$0.90	October 31, 2025
Common stock warrants issued in May 2018	10,256,410	$0.975	May 10, 2026
Common stock warrants issued in June 2018	10,256,410	$0.975	June 8, 2026
	45,292,494

10.   Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 851,926. As of June 30, 2018, PSUs representing 150,951 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”) no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The maximum number of shares of common stock that may be issued under the 2015 Plan is 2,638,101 shares. As of June 30, 2018, 839,756 shares remained available for grant under the 2015 Plan.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Research and development	$86,872	$205,104	$2,079	$1,022,919
General and administrative	147,247	1,916,000	1,821,649	5,889,628
	$234,119	$2,121,104	$1,823,728	$6,912,547

Stock options

During the nine months ended June 30, 2018, the Company granted a total of 1,077,075 stock options to its board of directors and employees of which 20,000 options granted will vest 50% on the third anniversary of the commencement date and the remaining 50% on the fourth anniversary of the commencement date, 60,000 options granted will vest on the first anniversary of the grant date and 997,075 options granted will vest annually over three years.

As of June 30, 2018, options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Balance at October 1, 2017	-	$-
Granted	1,077,075	0.96
Expired/forfeited/cancelled	(15,000)	1.32
Balance at June 30, 2018	1,062,075	0.96	9.9
Vested and exercisable	-
Vested and expected to vest at June 30, 2018	1,062,075	$0.96	9.9

The weighted average grant date fair value of the options awarded to employees for the nine months ended June 30, 2018 was $0.52 per share. The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

As of June 30, 2018, the aggregate intrinsic value of the unvested options was $0.

The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended June 30,
2018
Risk-free interest rate	2.72%
Expected life	5.99 years
Expected volatility	61%
Expected dividend yield	-

As of June 30, 2018, there was $503,538 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.84 years.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The following table summarizes the activity related to PSUs during the nine months ended June 30, 2018:

	Number	Weighted Average
	of	Base Price
	PSUs	Per Unit
Balance at October 1, 2017	175,530	$6.27
Forfeitures	(24,579)	6.21
Balance at June 30, 2018	150,951	$6.31

As of June 30, 2018, there was $26,908 of unamortized expense that will be recognized over a weighted-average period of 0.52 years.

Restricted stock units

The RSUs generally vest over a period of two to four years from the date of grant. The following table summarizes the activity related to RSUs during the nine months ended June 30, 2018:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Balance at October 1, 2017	939,879	$18.78
Granted	20,000	1.16
Vested and settled	(821,006)	17.95
Forfeitures	(55,592)	16.62
Balance at June 30, 2018	83,281	$21.76

As of June 30, 2018, there was $714,046 of unamortized expense that will be recognized over a weighted-average period of 1.17 years.

11.   Related-Party Transactions

During the three months ended June 30, 2018, the Company negotiated a contract with Sonnet Biotherapeutics, Inc. (“Sonnet”) to provide contract development and manufacturing (“CDMO”) services. The maximum contract value is estimated to be approximately $5.1 million, if all milestones are met. Additionally, in order to provide services to Sonnet and other potential CDMO customers, in November 2017, the Company acquired laboratory and office equipment from Sonnet with a value of $115,000 and during the nine months ended June 30, 2018, assumed leases of $201,000 for equipment necessary for the planned expansion of the Company’s development and manufacturing facilities. Such leases were personally guaranteed by Pankaj Mohan, Ph.D., the Company’s former Chairman and Chief Executive Officer (“CEO”), and current Class III director.

Dr. Mohan and Mr. Donald Griffith, Class II Director, are members of the board of directors of Sonnet, with Dr. Mohan serving as Executive Chairman of Sonnet. In addition, Dr. Mohan is a significant stockholder of Sonnet and Mr. Griffith is the President, Chief Executive Officer and Chief Financial Officer, of Sonnet.

Oncobiologics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

12.   Subsequent Events

In July 2018, the Company entered into an exchange agreement with GMS Tenshi, pursuant to which the Company exchanged 58,735 shares of Series A Convertible held by GMS Tenshi for 58,735 shares of its newly created series of voting convertible preferred stock, voting Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred”). Accordingly, all of the issued Series A Convertible have been retired and cancelled and may not be reissued as shares of such series in accordance with their terms.

A total of 200,000 shares of Series A-1 Preferred have been authorized for issuance. The shares of Series A-1 Preferred have a stated value of $100.00 per share, are initially convertible into 8,879,780 shares of common stock and rank senior to all junior securities.

The Series A-1 Preferred has the same conversion and dividend features as the Series A Convertible, but reflect an increased redemption premium and increased liquidation preference that provides GMS Tenshi with similar redemption premium and liquidation preference as before the June 20, 2018 conversion of 208,836 shares of Series A Convertible by GMS Tenshi. The Series A-1 Preferred accrue dividends at a rate of 10% per annum, compounded quarterly, payable quarterly at the Company’s option in cash or in kind in additional shares of Series A-1 Preferred.

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

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, manufacturing and commercializing complex, technically challenging and commercially attractive monoclonal antibody, or mAb, therapeutics. A mAb is a type of protein that is produced by a single clone of cells or cell line and made to bind to a specific substance in the body. We have leveraged our team’s biopharmaceutical expertise to establish fully integrated in-house development and manufacturing capabilities, which we refer to as our BioSymphony Platform. We believe this platform addresses the numerous complex technical and regulatory challenges in developing and commercializing mAb therapeutics and was designed to provide significant pricing flexibility. Our strategy is to use the BioSymphony Platform to develop mAb product candidates that expand access to important therapeutic options for patients. Our ability to pursue product candidates using either the innovative or biosimilar product pathway is fundamental to our success and we believe positions us to be a leading biotechnology company.

Our lead product candidate, ONS-5010, is an innovative mAb therapeutic that is expected to enter clinical trials in 2018. Additionally, we have advanced two other product candidates through Phase 1 clinical trials and into preparations for Phase 3 clinical trials: ONS-3010, a biosimilar to adalimumab (Humira®), and ONS-1045, a biosimilar to bevacizumab (Avastin®). We plan to advance ONS-3010 and ONS-1045 into Phase 3 clinical trials upon entering into a license or co-development agreement with a partner. We continue to develop other earlier stage therapeutic candidates that we intend to take through the pre-clinical stage with the goal of entering into clinical trials upon securing a development partner for major markets such as the United States and the European Union, or EU.

We have made a strategic decision to maximize the value of our BioSymphony Platform by beginning to assist development stage biopharmaceutical and biotechnology companies with the development and manufacturing of their product candidates for clinical trials on a contract basis. We believe that this strategy to leverage the BioSymphony Platform and its capabilities will generate funding for our in-house development programs while we continue to develop our pipeline by providing a flexible and cost-effective alternative to the larger contract manufacturing organizations currently serving this market. Planned improvements to our manufacturing and development facilities required to support the ongoing development and commercialization of our ONS-5010 program will provide the necessary foundation to support this new business upon completion in 2019.

Through June 30, 2018, we have funded substantially all of our operations with $195.3 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements. In September 2017, we closed on the initial sale of 32,628 shares of our newly-created Series A Convertible Preferred Stock, or the Series A Convertible, to GMS Tenshi Holdings Pte. Limited, or GMS Tenshi, our controlling stockholder and strategic partner, for $3.3 million of cash, and entered into an investor rights agreement in connection therewith. In October 2017, following receipt of necessary stockholder approval, we issued an additional 217,372 shares of our Series A Convertible and warrants to acquire 16,750,000 shares of our common stock to GMS Tenshi for $21.7 million of cash. Concurrent with such second closing, we also exchanged an aggregate $1.5 million of outstanding senior secured notes into 1,500,000 shares of our newly-created Series B Convertible Preferred Stock, or the Series B Convertible. During May and June 2018, all 1,500,000 shares of Series B Convertible converted into 2,112,675 shares of common stock in accordance with their terms and there are no shares of Series B Convertible outstanding.

Additionally, as part of the GMS Tenshi transaction, in September 2017, we entered into a joint development and licensing agreement for ONS-3010 and ONS-1045 in all emerging market territories not previously licensed to other development partners.

On May 11, 2018, we entered into a purchase agreement with GMS Tenshi pursuant to which we agreed to sell to GMS Tenshi, and GMS Tenshi agreed to purchase, in a private placement, $15.0 million of our common stock and warrants to acquire that number of shares of common stock having an aggregate exercise price of approximately $20.0 million, to close in two tranches. On May 14, 2018, we closed the sale of the first tranche of the common stock and warrants for aggregate cash proceeds of $7.5 million, issuing to GMS Tenshi an aggregate of 6,377,383 shares of our common stock and warrants to acquire up to 10,256,410 additional shares of our common stock at an exercise price of $0.975 per share, which warrants have a term of eight years from their issuance date. On June 8, 2018, we closed the sale of the second tranche of the common stock and warrants for aggregate cash proceeds of $7.5 million, issuing to GMS Tenshi an aggregate of 6,377,383 shares of our common stock and warrants to acquire up to 10,256,410 additional shares of our common stock at an exercise price of $0.975 per share, which warrants have a term of eight years from their issuance date. In connection with the entry into the purchase agreement, we and GMS Tenshi amended the Investor Rights Agreement dated September 11, 2017, in order to provide GMS Tenshi certain registration and other rights with respect to the shares of common stock to be acquired pursuant to the purchase agreement and the shares of common stock that may be issuable upon exercise of the warrants acquired pursuant to the purchase agreement.

On June 20, 2018, GMS Tenshi converted 208,836 shares of Series A Convertible into 31,572,617 shares of common stock. In connection therewith, we agreed in principle to exchange GMS Tenshi’s remaining shares of Series A Convertible (along with accrued but unpaid dividends) into a newly created class of preferred stock that was intended to have the same conversion and dividend features as the Series A Convertible, but reflect an increased redemption premium and increased liquidation preference that provides GMS Tenshi with similar redemption premium and liquidation preference as before the June 20, 2018 conversion into common stock. Accordingly, on July 18, 2018, we entered into an exchange agreement with GMS Tenshi pursuant to which we exchanged an aggregate of 58,735 shares of Series A Convertible then held by GMS Tenshi for 58,735 shares of our newly created series of voting convertible preferred stock, voting Series A-1 Convertible Preferred Stock, par value $0.01 per share, or the Series A-1 Preferred. Accordingly, all of the issued Series A Convertible have been retired and cancelled and may not be reissued as shares of such series in accordance with their terms.

The Series A-1 Preferred has the same conversion and dividend features as the Series A Convertible (10% per annum, compounded quarterly, payable quarterly at our option in cash or in kind in additional shares of Series A-1 Preferred), but reflects an increased redemption premium (110% to 550%) and increased liquidation preference (120% to 600%) that provides GMS Tenshi with similar redemption premium and liquidation preference for its aggregate Series A Convertible holdings before the conversion.

We have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at June 30, 2018 of $204.1 million, $13.5 million of senior secured notes due in December 2018 and $4.6 million of indebtedness that is due on demand. We will need to raise substantial additional capital to fund our planned future operations, commence clinical trials, receive approval for and commercialize ONS-5010, ONS-3010 and ONS-1045 and continue to develop our other pipeline candidates. We plan to finance our future operations with a combination of proceeds from providing contract development and manufacturing services on a fee for service basis, the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010, ONS-3010, ONS-1045 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. These matters raise substantial doubt about our ability to continue as a going concern. Our interim unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current cash resources of $11.8 million as of June 30, 2018 are expected to fund our operations into November 2018, excluding repayment of debt. To provide additional working capital, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline product candidates. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements, we may be required to, among other things, make reductions in our workforce, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We do not have any products approved for sale and we have only generated revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the nine months ended June 30, 2018 was $17.9 million. Our net loss for the nine months ended June 30, 2017 was $32.5 million. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

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

As of June 30, 2018, we have received an aggregate of $5.0 million of payments from IPCA under our various agreements.

Liomont — Humira (ONS-3010) and Avastin (ONS-1045)

In June 2014, we entered into a strategic license agreement with Laboratories Liomont, S.A. de C.V., or Liomont, under which we granted Liomont and its affiliates an exclusive, sublicenseable license in Mexico for the research, development, manufacture, use or sale of the ONS-3010 and ONS-1045 biosimilar product candidates in Mexico. Under the terms of the agreement, we received an upfront payment from Liomont, and we are eligible to earn milestone payments for each of ONS-3010 and ONS-1045. In addition, we are eligible to receive tiered royalties at upper single-digit to low teens percentage rates of annual net sales of products by Liomont and its affiliates in Mexico. As of June 30, 2018, we have received an aggregate of $3.0 million of upfront and milestone payments from Liomont.

Huahai — Humira (ONS-3010) and Avastin (ONS-1045)

In May 2013, we entered into a series of agreements with Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, to form an alliance for the purpose of developing and obtaining regulatory approval for, and commercial launch and marketing of licensed products in an agreed territory, as described below. The agreements include a strategic alliance agreement, which sets out the governance framework for the relationship, along with a joint participation agreement regarding joint development and commercialization of ONS-3010, and a co-development and license agreement for each of ONS-3010 and ONS-1045. As of June 30, 2018, we have received an aggregate of $16.0 million of upfront and milestone payments from Huahai.

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

GMS Tenshi — Humira (ONS-3010) and Avastin (ONS-1045)

On September 7, 2017, in connection with the entry into the GMS Tenshi purchase agreement for the Series A Convertible and warrants, we also entered into a joint development and license agreement providing for the license of rights to ONS-3010 and ONS-1045 in emerging markets, excluding China, India and Mexico, which superseded and replaced a previous strategic licensing agreement dated July 25, 2017. As of June 30, 2018, we have received an aggregate of $5.0 million of payments from GMS Tenshi under our joint development and license agreement.

Components of our Results of Operations

Collaboration Revenue

To date, we have derived revenue only from activities pursuant to our collaboration and licensing agreements. We have not generated any revenue from commercial product sales. Until we begin generating revenue from our contract development and manufacturing services, if any, we expect all of our revenue, if any, will be generated from our collaboration and licensing agreements. If any of our biosimilar product candidates currently under development are approved for commercial sale, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates.

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the three and nine months ended June 30, 2018 and 2017, all of which was from the recognition of deferred revenues under such agreements:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017

IPCA Collaboration	$65,268	$65,268	$195,804	$195,804
Liomont Collaboration	59,160	59,160	177,482	177,481
Huahai Collaboration	178,712	178,712	536,134	536,136
GMS Tenshi Collaboration	468,750	-	1,406,250	-
	$771,890	$303,140	$2,315,670	$909,421

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our other product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

•	the number and location of clinical sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that ultimately participate in the trials;
•	the number of doses patients receive;
•	the duration of patient follow-up;
•	the results of our clinical trials;
•	the establishment of commercial manufacturing capabilities;
•	the receipt of marketing approvals; and
•	the commercialization of product candidates.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take several years and millions of dollars in development costs.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, complexity and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct clinical trials and prepare regulatory filings for our product candidates.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

	Three months ended June 30,
	2018	2017	Change

Collaboration revenues	$771,890	$303,140	$468,750

Operating expenses:
Research and development	5,795,993	4,157,696	1,638,297
General and administrative	2,195,789	3,481,854	(1,286,065)
	7,991,782	7,639,550	352,232

Loss from operations	(7,219,892)	(7,336,410)	116,518

Interest expense, net	1,147,371	1,745,544	(598,173)
Change in fair value of warrant liability	64,659	(3,750,578)	3,815,237
Net loss	$(8,431,922)	$(5,331,376)	$(3,100,546)

Collaboration Revenues

Collaboration revenues increased $0.5 million, to $0.8 million, for the three months ended June 30, 2018, as compared to $0.3 million for the three months ended June 30, 2017. The change is due to the amortization of the upfront payments received in August and September 2017 under our collaboration arrangement with GMS Tenshi.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017

Preclinical and clinical development	$1,813,631	$432,910
Compensation and related benefits	1,760,865	1,883,234
Stock-based compensation	86,872	205,104
Other research and development	2,134,625	1,636,448
Total research and development expenses	$5,795,993	$4,157,696

The following table summarizes our research and development expenses by compound for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017

ONS-3010	$53,351	$150,978
ONS-1045	60,429	198,726
ONS-5010	1,692,797	-
Early-stage compounds	7,054	83,206
Personnel related and stock-based compensation	1,847,737	2,088,338
Other research and development	2,134,625	1,636,448
Total research and development expenses	$5,795,993	$4,157,696

Research and development expenses for the three months ended June 30, 2018 increased by $1.6 million compared to the three months ended June 30, 2017. The increase in research and development expenses is primarily related to an increase of $1.7 million resulting from development costs incurred for the ONS-5010 program as we prepare to initiate clinical trials in 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017

Professional fees	$785,549	$489,280
Compensation and related benefits	677,733	573,029
Stock-based compensation	147,247	1,916,000
Facilities, fees and other related costs	585,260	503,545
Total general and administrative expenses	$2,195,789	$3,481,854

General and administrative expenses for the three months ended June 30, 2018 decreased by $1.3 million compared to the three months ended June 30, 2017. The reduction was primarily driven by a reduction in stock-based compensation expense of $1.8 million related to the completion of the vesting period of most pre-IPO equity grants in the first quarter of our fiscal 2018.

Interest Expense

Interest expense decreased by $0.6 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to the conversion of a portion of our senior secured notes in October 2017.

Change in Fair Value of Warrant Liability

During the three months ended June 30, 2018, we recorded expense of $0.1 million related to the increase in the fair value of our common stock warrant liability. For the three months ended June 30, 2017, we recorded income of $3.8 million resulting from a decrease in the fair value of our common stock warrant liability from a decline in the price of our common stock.

Comparison of Nine Months Ended June 30, 2018 and 2017

	Nine months ended June 30,
	2018	2017	Change

Collaboration revenues	$2,315,670	$909,421	$1,406,249

Operating expenses:
Research and development	11,354,781	21,504,939	(10,150,158)
General and administrative	8,191,546	12,374,125	(4,182,579)
	19,546,327	33,879,064	(14,332,737)

Loss from operations	(17,230,657)	(32,969,643)	15,738,986

Interest expense, net	2,786,124	3,478,581	(692,457)
Loss on extinguishement of debt	1,252,353	-	1,252,353
Change in fair value of warrant liability	(226,116)	(3,976,397)	3,750,281
Loss before income taxes	(21,043,018)	(32,471,827)	11,428,809
Income tax (benefit) expense	(3,150,716)	4,000	(3,154,716)
Net loss	$(17,892,302)	$(32,475,827)	$14,583,525

Collaboration Revenues

Collaboration revenues increased $1.4 million, to $2.3 million, for the nine months ended June 30, 2018, as compared to $0.9 million for the nine months ended June 30, 2017. The change is due to the amortization of the upfront payments received in August and September 2017 under our collaboration arrangement with GMS Tenshi.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the nine months ended June 30, 2018 and 2017:

	Nine months ended June 30,
	2018	2017
Preclinical and clinical development	$4,815,386	$9,566,555
Settlement of clinical development contract	(3,228,613)	-
Compensation and related benefits	4,863,686	6,802,489
Stock-based compensation	2,079	1,022,919
Other research and development	4,902,243	4,112,976
Total research and development expenses	$11,354,781	$21,504,939

The following table summarizes our research and development expenses by compound for the nine months ended June 30, 2018 and 2017:

	Nine months ended June 30,
	2018	2017
ONS-3010	$573,518	$5,741,536
ONS-1045	348,596	3,040,361
ONS-5010	3,730,327	-
Early-stage compounds	162,945	784,658
Settlement of clinical development contract	(3,228,613)	-
Personnel related and stock-based compensation	4,865,765	7,825,408
Other research and development	4,902,243	4,112,976
Total research and development expenses	$11,354,781	$21,504,939

Research and development expenses for the nine months ended June 30, 2018 decreased by $10.2 million compared to the nine months ended June 30, 2017 due to reductions in pre-clinical and clinical development spending, a related contract settlement and lower personnel related costs. Overall pre-clinical and clinical research and development expenses decreased by $4.8 million due primarily to our decision to postpone the initiation of our planned Phase 3 clinical trials for ONS-3010 and ONS-1045 until we secure additional development partners. This resulted in a $7.9 million decrease in costs related to these two programs, which was partially offset by $3.7 million in development costs incurred related to our ONS-5010 program as we prepare for clinical trials in 2018. During the nine months ended June 30, 2018, we also terminated an agreement related to ONS-3010 and ONS-1045 and were able to favorably settle amounts previously owed under the contract resulting in a reduction to our accrued research and development expenses of $3.2 million. Additionally, we experienced a reduction of $3.0 million in personnel related costs for the nine months ended June 30, 2018 due to a combination of lower salaries and benefits from reduced employee headcount in the current period as a result of attrition in late 2017 and lower stock-based compensation due to the related forfeitures of equity awards by departing employees and the completion of the vesting period of most pre-IPO equity grants earlier in fiscal 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the nine months ended June 30, 2018 and 2017:

	Nine months ended June 30,
	2018	2017

Professional fees	$2,213,073	$2,689,077
Compensation and related benefits	1,982,597	2,039,105
Stock-based compensation	1,821,649	5,889,628
Facilities, fees and other related costs	2,174,227	1,756,315
Total general and administrative expenses	$8,191,546	$12,374,125

General and administrative expenses for the nine months ended June 30, 2018 decreased by $4.2 million compared to the nine months ended June 30, 2017. The reduction was primarily a result of a decrease in stock-based compensation expenses of $4.1 million related to the completion of the vesting period of most pre-IPO equity grants earlier in fiscal 2018.

Interest Expense

Interest expense decreased by $0.7 million for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017, primarily due to the conversion of a portion of our senior secured notes in October 2017.

Change in Fair Value of Warrant Liability

During the nine months ended June 30, 2018, we recorded income of $0.2 million related to the decrease in the fair value of our common stock warrant liability. For the nine months ended June 30, 2017 we recorded income of $4.0 million as a result of a decrease in the price of our common stock during the period.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through June 30, 2018, we have funded substantially all of our operations through $195.3 million of net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to our collaboration and licensing agreements. In the quarter ended June 30, 2018, we sold an aggregate of 12,754,766 shares of our common stock and warrants to acquire an aggregate of 20,512,820 shares of our common stock to GMS Tenshi for aggregate cash proceeds of $15.0 million. The warrants have an exercise price of $0.975 per share and a term of eight years from their issuance date.

In September 2017, we closed on the initial sale of 32,628 shares of Series A Convertible to GMS Tenshi for $3.3 million of cash, and entered into an investor rights agreement and joint development and licensing agreement. In October 2017, following receipt of stockholder approval, we issued an additional 217,372 shares of our Series A Convertible and warrants to acquire an aggregate of 16,750,000 shares of our common stock to GMS Tenshi for $21.7 million of cash. All of the issues Series A Convertible was exchanged for Series A-1 Preferred in July 2018. We also converted $1.5 million aggregate principal amount of our senior secured notes into 1,500,000 shares of our Series B Convertible, all of which shares converted into an aggregate of 2,112,675 shares of our common stock in the quarter ended June 30, 2018. In November 2017, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell a portion of our unused New Jersey net operating losses, or NOLs, and research and development tax credits. As a result, we received $3.15 million of cash from the sale of these NOLs and credits in December 2017. We will require additional capital to fund our operations past November 2018. Alternatively, we will be required to, among other things, make reductions in our workforce, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

As of June 30, 2018, we had an accumulated deficit of $204.1 million and a cash balance of $11.8 million. In addition, we have $13.5 million of senior secured notes due in December 2018 and $4.6 million of indebtedness that is due on demand. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development or from receiving fees for contract development and manufacturing services that we plan to provide for other biopharmaceutical companies. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include, but are not limited to: providing contract development and manufacturing services on a fee for service basis, private placements of equity and/or debt, payments from potential strategic research and development partners, licensing and/or marketing arrangements with pharmaceutical companies, and public offerings of equity and/or debt securities. Additionally, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to our late- and early-stage pipeline candidates. There can be no assurance that these future funding efforts will be successful.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine months ended June 30,
	2018	2017

Net cash used in operating activities	$(24,645,339)	$(15,584,908)
Net cash used in investing activities	(1,518,349)	(268,106)
Net cash provided by financing activities	34,774,837	13,641,025
Net increase (decrease) in cash	$8,611,149	$(2,211,989)

Operating Activities.

During the nine months ended June 30, 2018, we used $24.6 million of cash in operating activities resulting from our net loss of $17.9 million and the change in our operating assets and liabilities of $13.0 million. This use of cash was partially offset by $6.3 million of non-cash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability, loss on extinguishment of debt and depreciation and amortization expense. The change in our operating assets and liabilities was primarily due to payments of our outstanding accounts payable and accrued expenses from September 30, 2017 as well as the prepayment of certain research and development expenses and the amortization of our deferred revenues from collaborations.

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

Investing Activities.

During the nine months ended June 30, 2018 and 2017, we used cash of $1.5 million and $0.3 million, respectively, in investing activities for the purchase of property and equipment.

Financing Activities.

During the nine months ended June 30, 2018, net cash provided by financing activities was $34.8 million, primarily attributable to $20.6 million in net proceeds from our second closing of our Series A Convertible in October 2017 and $14.9 million in net proceeds from the sale of common stock and warrants to GMS Tenshi in May and June 2018. We also had $0.7 million in debt payments.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Designation of Series A-1 Convertible Preferred Stock of Oncobiologics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on July 19, 2018).
10.1	Purchase Agreement by and between Oncobiologics, Inc. and GMS Tenshi Holdings Pte. Limited, dated as of May 11, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 15, 2018).
10.2	Form of Warrant to Purchase Common Stock issued to GMS Tenshi (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 15, 2018).
10.3	Amendment to Investor Rights Agreement by and between Oncobiologics, Inc. and GMS Tenshi Holdings Pte. Limited, dated May 11, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on May 15, 2018).
10.4	Term Sheet, Convertible Preferred Equity Investment in Oncobiologics, Inc. by and between Oncobiologics, Inc. and GMS Tenshi Holdings Pte. Limited, dated June 20, 2018.
10.5	Separation Agreement and Release by and between Oncobiologics, Inc. and Pankaj Mohan, Ph.D., dated July 2, 2018.
10.6	Consulting Agreement by and between Oncobiologics, Inc. and Pankaj Mohan, Ph.D., dated July 2, 2018.
10.7	Exchange Agreement by and between Oncobiologics, Inc. and GMS Tenshi Holdings Pte. Limited, dated July 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on July 19, 2018).
10.8	Second Amendment to Investor Rights Agreement by and between Oncobiologics, Inc. and GMS Tenshi Holdings Pte. Limited, dated July 18, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on July 19, 2018).
31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCOBIOLOGICS, INC.

Date:	August 14, 2018	By: /s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting, and Financial Officer)

