Form 10-Q
period 2019-03-31
Outlook Therapeutics, Inc.
filed 2019-05-15
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OTLK	The Nasdaq Stock Market LLC
Series A Warrants	OTLKW	The Nasdaq Stock Market LLC

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of May 13, 2019 was 22,099,630.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31, 2019	September 30, 2018
Assets
Current assets:
Cash	$155,468	$1,717,391
Prepaid and other current assets	1,974,664	1,585,089
Total current assets	2,130,132	3,302,480

Property and equipment, net	14,601,716	18,489,976
Other assets	440,339	491,039
Total assets	$17,172,187	$22,283,495

Liabilities, convertible preferred stock and stockholders’ equity (deficit)

Current liabilities:
Convertible senior secured notes	$7,617,419	$13,179,449
Current portion of long-term debt	1,052,714	66,480
Current portion of capital lease obligations	217,949	520,794
Stockholder notes	3,612,500	4,612,500
Accounts payable	5,112,803	3,609,607
Accrued expenses	5,187,301	6,458,471
Income taxes payable	1,856,129	1,856,129
Deferred revenue	2,335,392	1,738,603
Total current liabilities	26,992,207	32,042,033

Long-term debt	75,073	98,487
Capital lease obligations	3,389,087	3,453,256
Warrant liability	2,359,343	1,227,225
Deferred revenue	4,116,993	2,758,262
Other liabilities	3,286,451	3,514,738
Total liabilities	40,219,154	43,094,001

Commitments (Note 9)

Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series A-1 convertible preferred stock, par value $.01 per share: 200,000 shares authorized, 63,250 shares issued and outstanding at March 31, 2019 and 60,203 shares issued and outstanding at September 30, 2018	5,039,195	4,734,416
Total convertible preferred stock	5,039,195	4,734,416

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	-	-
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued	-	-
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 11,759,630 shares issued and outstanding at March 31, 2019 and 9,027,491 shares issued and outstanding at September 30, 2018	117,596	90,275
Additional paid-in capital	211,739,503	190,672,166
Accumulated deficit	(239,943,261)	(216,307,363)
Total stockholders’ equity (deficit)	(28,086,162)	(25,544,922)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$17,172,187	$22,283,495

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Six months ended March 31,
	2019	2018	2019	2018

Collaboration revenues	$641,140	$771,890	$1,708,738	$1,543,780
Operating expenses:
Research and development	6,497,619	5,156,386	14,918,544	5,558,788
General and administrative	1,849,158	2,446,505	4,753,146	5,995,757
	8,346,777	7,602,891	19,671,690	11,554,545
Loss from operations	(7,705,637)	(6,831,001)	(17,962,952)	(10,010,765)
Interest expense, net	1,053,877	920,870	2,174,726	1,638,753
Loss on extinguishment of debt	183,554	-	183,554	1,252,353
Change in fair value of warrant liability	1,301,728	(211,992)	(334,592)	(290,775)
Loss before income taxes	(10,244,796)	(7,539,879)	(19,986,640)	(12,611,096)
Income tax benefit	-	-	-	(3,150,716)
Net loss	(10,244,796)	(7,539,879)	(19,986,640)	(9,460,380)
Recognition of beneficial conversion feature upon issuance of Series A and A-1 convertible preferred stock	(61,365)	(381,664)	(61,365)	(15,736,683)
Series A and A-1 convertible preferred stock dividends and related settlement	(154,271)	(636,695)	(304,779)	(1,087,496)
Deemed dividend upon modification of warrants	(829,530)	-	(829,530)	-
Net loss attributable to common stockholders	$(11,289,962)	$(8,558,238)	$(21,182,314)	$(26,284,559)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.98)	$(2.66)	$(1.98)	$(8.29)
Weighted average shares outstanding, basic and diluted	11,529,033	3,216,682	10,677,020	3,170,530

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2019	61,708	$4,884,924	10,636,421	$106,365	$203,237,836	$(229,698,465)	$(26,354,264)
Proceeds from exercise of common stock warrants	-	-	358	3	(3)	-	-
Private placement sale of common stock, net of costs	-	-	1,072,156	10,721	7,986,738	-	7,997,459
Issuance of vested restricted stock units	-	-	301	3	(3)	-	-
Issuance of common stock in connection with conversion of senior secured notes	-	-	50,394	504	401,464	-	401,968
Series A-1 convertible preferred stock dividends and related settlement	1,542	154,271	-	-	(154,271)	-	(154,271)
Stock-based compensation expense	-	-	-	-	267,742	-	267,742
Net loss	-	-	-	-	-	(10,244,796)	(10,244,796)
Balance at March 31, 2019	63,250	$5,039,195	11,759,630	$117,596	$211,739,503	$(239,943,261)	$(28,086,162)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2018	250,000	$17,190,302	1,500,000	$2,661,972	3,191,340	$31,913	$160,353,714	$(188,135,903)	$(25,088,304)
Issuance of vested restricted stock units	-	-	-	-	26,217	263	(263)	-	-
Series A convertible preferred stock dividends	11,045	1,104,480	-	-	-	-	(636,695)	-	(636,695)
Stock-based compensation expense	-	-	-	-	-	-	(300,211)	-	(300,211)
Net loss	-	-	-	-	-	-	-	(7,539,879)	(7,539,879)
Balance at March 31, 2018	261,045	$18,294,782	1,500,000	$2,661,972	3,217,557	$32,176	$159,416,545	$(195,675,782)	$(33,565,089)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2018	60,203	$4,734,416	9,027,491	$90,275	$190,672,166	$(216,307,363)	$(25,544,922)
Cumulative effect of adoption of ASU 2014-09 (Topic 606)	-	-	-	-	-	(3,649,258)	(3,649,258)
Proceeds from exercise of common stock warrants	-	-	909	9	(9)	-	-
Private placement sale of common stock, net of costs	-	-	2,680,390	26,804	19,781,513	-	19,808,317
Issuance of vested restricted stock units	-	-	446	4	(4)	-	-
Issuance of common stock in connection with conversion of senior secured notes	-	-	50,394	504	401,464	-	401,968
Series A-1 convertible preferred stock dividends and related settlement	3,047	304,779	-	-	(304,779)	-	(304,779)
Stock-based compensation expense	-	-	-	-	1,189,152	-	1,189,152
Net loss	-	-	-	-	-	(19,986,640)	(19,986,640)
Balance at March 31, 2019	63,250	$5,039,195	11,759,630	$117,596	$211,739,503	$(239,943,261)	$(28,086,162)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2017	32,628	$2,924,441	-	$-	3,116,743	$31,167	$152,533,260	$(186,215,402)	$(33,650,975)
Issuance of vested restricted stock units	-	-	-	-	100,814	1,009	(1,009)	-	-
Sale of Series A convertible preferred stock and common stock warrants, net of costs	217,372	14,265,861	-	-	-	-	6,382,181	-	6,382,181
Series A convertible preferred stock dividends and related settlement	11,045	1,104,480	-	-	-	-	(1,087,496)	-	(1,087,496)
Conversion of senior secured notes into Series B convertible preferred stock	-	-	1,500,000	2,661,972	-	-	-	-	2,661,972
Stock-based compensation expense	-	-	-	-	-	-	1,589,609	-	1,589,609
Net loss	-	-	-	-	-	-	-	(9,460,380)	(9,460,380)
Balance at March 31, 2018	261,045	$18,294,782	1,500,000	$2,661,972	3,217,557	$32,176	$159,416,545	$(195,675,782)	$(33,565,089)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(19,986,640)	$(9,460,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,639,618	1,407,888
Loss on extinguishment of debt	183,554	1,252,353
Non-cash interest expense	895,255	970,287
Stock-based compensation	1,140,031	1,589,609
Change in fair value of warrant liability	(334,592)	(290,775)
Loss on disposal of property and equipment	2,911,138	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(88,514)	(262,503)
Other assets	42,527	(56,401)
Accounts payable	233,569	(6,909,512)
Accrued expenses	(778,364)	(2,584,186)
Deferred revenue	(1,693,738)	(1,543,780)
Other liabilities	(221,287)	(222,627)
Net cash used in operating activities	(16,057,443)	(16,110,027)
INVESTING ACTIVITIES
Purchase of property and equipment	(286,569)	(1,350,329)
Net cash used in investing activities	(286,569)	(1,350,329)
FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	19,808,317	-
Proceeds from issuance of Series A convertible preferred stock	-	21,737,200
Payments of capital leases obligations	(415,697)	(375,081)
Repayment of debt	(4,627,180)	(62,009)
Payment of financing costs	-	(1,089,158)
Net cash provided by financing activities	14,765,440	20,210,952
Effect of foreign exchange rate on cash	16,649	-
Net (decrease) increase in cash	(1,561,923)	2,750,596
Cash at beginning of period	1,717,391	3,185,519
Cash at end of period	$155,468	$5,936,115

Supplemental disclosure of cash flow information
Cash paid for interest	$1,681,746	$25,505
Accrued interest settled by conversion into common stock	$1,393	$-
Supplemental schedule of noncash investing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$1,095,266	$27,870
Supplemental schedule of noncash financing activities:
Carrying amount of senior secured notes converted into common stock	$400,575	$-
Issuance of Series B convertible preferred stock upon conversion of senior secured notes, net of unamortized debt discount	$-	$1,409,619
Issuance of capital lease obligations in connection with purchase of property and equipment	$48,682	$3,401,964
Change in fair value of convertible senior secured notes warrants recorded as debt discount	$1,466,710	$-
Series A and A-1 convertible preferred stock dividends and related settlement	$304,779	$1,104,480
Accrued directors fees settled in fully vested stock options	$49,121	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1.	Organization and Description of Business

Outlook Therapeutics, Inc., (“Outlook” or the “Company”) was incorporated in New Jersey on January 5, 2010 as Oncobiologics, Inc., started operations in July 2011, reincorporated in Delaware by merging with and into a Delaware corporation in October 2015 and changed its name to “Outlook Therapeutics, Inc.” in November 2018. The Company is a late clinical-stage biopharmaceutical company focused on developing and commercializing ONS-5010, a complex monoclonal antibody (“mAb”) therapeutic for various ophthalmic indications. The Company is based in Cranbury, New Jersey.

2.	Liquidity

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $239.9 million as of March 31, 2019. As of March 31, 2019, the Company had substantial indebtedness that included $8.5 million of senior secured notes that mature on June 30, 2019, $3.6 million unsecured notes that were due on demand as of such date, and $1.0 million of unsecured notes that were also due on demand as of such date but which are subject to a forbearance agreement through March 7, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On November 30, 2018, the Company received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.7 million of its unused New Jersey net operating losses (“NOLs”) and research and development tax credits (“R&D credits”). The Company expects to receive approximately $3.4 million of proceeds from the sale of the New Jersey NOLs and R&D credits, of which approximately $0.8 million was received in April 2019.

On April 12, 2019, the Company completed a public offering of 10,340,000 shares of its common stock, 15-month warrants to purchase up to an aggregate of 10,340,000 shares of common stock and five-year warrants to purchase up to an aggregate of 10,340,000 shares of common stock. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants are exercisable immediately at an exercise price of $2.90 per share. The Company received approximately $26.2 million in net proceeds from the public offering after payment of fees, expenses and underwriting discounts and commissions.

Management believes that the Company’s existing cash as of March 31, 2019, the $26.2 million of net proceeds from the April 2019 public common stock and warrants offering and anticipated proceeds from the sale of New Jersey NOLs and R&D credits will be sufficient to fund its operations into December 2019, excluding any unscheduled repayment of debt. Substantial additional financing will be needed by the Company to fund its operations in the future and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: payments from potential strategic research and development partners, licensing and/or marketing arrangements with pharmaceutical companies, private placements of equity and/or debt securities, sale of its development stage product candidates to third parties and public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2019 and its results of operations for the three and six months ended March 31, 2019 and 2018 and cash flows for the six months ended March 31, 2019 and 2018. Operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2019. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 18, 2018.

Reverse stock-split

On March 15, 2019, the Company amended its amended and restated certificate of incorporation to implement a one-for-eight reverse stock split of its common stock. As a result of the reverse stock split, the Company adjusted the share amounts under its employee incentive plans, outstanding options, restricted stock units and common stock warrant agreements with third parties. The disclosure of common shares and per common share data in the accompanying consolidated financial statements and related notes reflect the reverse stock split for all periods presented.

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

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(11,289,962)	$(8,558,238)	$(21,182,314)	$(26,284,559)
Common stock outstanding (weighted average)	11,529,033	3,216,682	10,677,020	3,170,530
Basic and diluted net loss per share	$(0.98)	$(2.66)	$(1.98)	$(8.29)

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2019 and 2018, as they would be antidilutive:

	As of March 31,
	2019	2018
Series A convertible preferred stock	-	4,933,221
Series A-1 convertible preferred stock	1,195,295	-
Series B convertible preferred stock	-	264,084
Convertible senior secured notes	957,482	-
Convertible unsecured notes	147,347	-
Performance-based stock units	16,131	20,491
Restricted stock units	7,156	12,221
Stock options	541,746	-
Common stock warrants	5,660,949	3,514,563

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

The Company adopted the new accounting standard utilizing the modified retrospective method, and, therefore, no adjustments were made to amounts in its prior period financial statements. The Company recorded the cumulative effect of adopting the standard as an adjustment to increase accumulated deficit by $3.6 million. For the three and six months ended March 31, 2019, the Company would have recognized $0.3 million and $1.1 million, respectively, of collaboration revenues under revenue recognition guidance in effect during fiscal 2018 prior to the adoption of ASU 2014-09.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The FASB issued subsequent amendments to the initial guidance in July 2018 with ASU 2018-10 and in August 2018 with ASU 2018-11. ASC 842 supersedes the current accounting for leases. The new standard requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. This ASU is effective for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods thereafter. Earlier application is permitted for all entities, however the Company did not early adopt. The new standard must be adopted using either the modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented or the optional alternative approach, which requires application of the new guidance at the beginning of the standard’s effective date. The Company has arrangements currently classified as operating leases which will be recorded as a right of use asset and corresponding liability on the balance sheet and is currently evaluating the impact these changes will have on the consolidated financial statements.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes and modifies some existing disclosure requirements and adds others. ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is currently evaluating the impact of the adoption of this standard.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$2,359,343

	September 30, 2018
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$1,227,225

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the six months ended March 31, 2019:

Balance at October 1, 2018	$1,227,225
Senior note warrants modification	1,466,710	(i)
Change in fair value	(334,592)
Balance at March 31, 2019	$2,359,343

(i)	In connection with the November 2018 BioLexis private placement (See Note 10), the Company reduced the exercise price of the warrants issued in connection with the senior secured notes (the “Senior Note Warrants”) from $24.00 to $12.00 and extended the expiration of the Senior Note Warrants by three years. Such Senior Note Warrants now expire eight years from their initial exercise date.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Senior Note Warrants issued in connection with the senior secured notes (see Note 6) are classified as liabilities on the accompanying consolidated balance sheet as the Senior Note Warrants include cash settlement features at the option of the holders under certain circumstances. The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes option pricing model using the following assumptions:

	March 31,		September 30,
	2019		2018
Risk-free interest rate	2.27%		2.90%
Remaining contractual life of warrant	5.88	years	3.39	years
Expected volatility	87%		82%
Annual dividend yield	0%		0%
Fair value of common stock	$7.40	per share	$7.84	per share

5.	Property and Equipment, Net

Property and equipment, net, consists of:

	March 31,	September 30,
	2019	2018
Laboratory equipment	$14,075,953	$14,333,624
Leasehold improvements	10,118,564	10,095,100
Computer software and hardware	497,799	483,807
Land and building	3,000,000	3,000,000
Construction in progress	210,057	2,276,737
	27,902,373	30,189,268
Less: accumulated depreciation and amortization	(13,300,657)	(11,699,292)
	$14,601,716	$18,489,976

Depreciation and amortization expense was $816,541 and $706,264 for the three months ended March 31, 2019 and 2018, respectively, and $1,639,618 and $1,407,888 for the six months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, $8,002,538 and at September 30, 2018, $7,953,856 represents laboratory equipment under capital leases and the Company’s corporate office that is classified as a capital lease. The Company’s corporate office lease matures in February 2028. The term of the equipment leases are between 12 and 36 months and qualify as capital leases. The equipment leases bear interest between 4.0% and 19.4% and the effective interest rate on the corporate office lease is 43.9%. At March 31, 2019 and September 30, 2018, $1,999,766 and $1,619,741, respectively, of accumulated amortization related to capital leases.

The Company wrote off certain construction in progress and laboratory equipment with a carrying amount of $561,735 and $2,911,138 during the three and six months ended March 31, 2019, respectively, due to the Company changing its operations to focus solely on developing and commercializing ONS-5010. The charge was recorded to research and development on the consolidated statements of operations. The Company determined that the carrying amount of these assets was not recoverable and was less than the fair value less the cost to sell.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

6.	Accrued Expenses

Accrued expenses consists of:

	March 31,	September 30,
	2019	2018
Compensation	$1,926,251	$2,231,122
Severance and related costs	135,432	396,138
Lease termination obligation	402,072	395,071
Research and development	1,155,042	1,065,169
Interest payable	1,093,384	1,991,044
Professional fees	332,085	313,585
Director fees	-	59,122
Other accrued expenses	143,035	7,220
	$5,187,301	$6,458,471

7.	Senior Secured Notes

	March 31, 2019	September 30, 2018
Convertible senior secured notes	$8,460,171	$13,500,000
Unamortized debt discount	(842,752)	(320,551)
	$7,617,419	$13,179,449

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

In November 2018, the Company reached an agreement with the holders of its $13.5 million senior secured notes to extend the maturity of the senior secured notes until December 22, 2019, in exchange for making several payments of principal and interest through August 31, 2019, subject to meeting additional capital raising commitments which the Company met in April 2019 through the completed public offering with gross proceeds of $28.4 million. In addition, the Company agreed to make the senior secured notes convertible into common stock at a price of $8.9539 per share (120% of the price per share paid by BioLexis under the November 2018 purchase agreement) and reduced the exercise price of warrants to purchase 485,245 shares of common stock held by the senior secured noteholders from $24.00 per share to $12.00 per share. The increase in the fair value of the warrants of $1.5 million due to the modification was recorded as additional debt discount. The Company repaid $4.6 million of principal and $1.3 million of accrued interest of such notes during the six months ended March 31, 2019. As of March 31, 2019, the senior secured notes remain classified as a current liability because they mature in less than 12 months.

During February and March 2019, senior secured notes with a carrying amount of $400,575 and accrued interest of $1,393 were converted into an aggregate of 50,394 shares of the Company’s common stock.

Interest expense on the senior secured notes for the three months ended March 31, 2019 and 2018 was $561,485 and $484,746, respectively, and $1,162,917 and $989,331 for the six months ended March 31, 2019 and 2018, respectively.

8.	Stockholder Notes

On March 7, 2019, the Company entered into a Forbearance and Exchange Agreement (the “Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the "Lender"). Concurrently with the execution of this Agreement, the Lender purchased two stockholder notes issued by the Company previously in the original principal amount of $1,000,000 with an aggregate outstanding balance as of March 7, 2019 of $1,947,133, including accrued interest. The stockholder notes were accruing interest at the rate of 2.5% per month. The Lender agreed to refrain and forbear from bringing any action to collect under the stockholder notes until March 7, 2020 and to reduce the interest rates currently in effect to 12% per annum simple interest during such forbearance period. The Company also agreed to, at the Lender's election, repay or exchange the stockholder notes (or portions thereof) for shares of the Company’s common stock at an exchange rate of $13.44 per share. The Agreement was accounted for as an extinguishment of debt and the Company recorded a loss of $183,554.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

9.	Commitments

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

At March 31, 2019, the current portion of the lease termination obligation of $402,072 is included in accrued expenses and $3,207,046 is included in other liabilities on the consolidated balance sheets. A rollforward of the charges incurred to general and administrative expense for the six months ended March 31, 2019 is as follows:

	Balance October 1, 2018	Expensed / Accrued Expense	Cash Payments	Balance March 31, 2019

Lease termination payments	$3,850,081	$9,037	$(250,000)	$3,609,118

10.	Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Common stock

Pursuant to the November 5, 2018 BioLexis private placement, the Company closed the sale of this private placement for an aggregate of 2,680,390 shares of the Company’s common stock for gross cash proceeds of $20.0 million ($19.8 million net of issuance costs) during the six months ended March 31, 2019.

During the six months ended March 31, 2019 and 2018, the Company issued 446 and 100,814 respectively, shares of common stock upon the vesting of RSUs.

Convertible preferred stock

In September 2017, the Company entered into a purchase agreement with BioLexis, pursuant to which BioLexis agreed to purchase, in a private placement (the “Initial Private Placement”), $25.0 million of the Company’s newly-created voting Series A Convertible Preferred Stock (the “Series A Convertible”), and warrants (the “BioLexis Warrants”) to acquire 2,093,750 shares of common stock. In September 2017, the Company completed the initial sale of 32,628 shares of Series A Convertible to BioLexis for $3,262,800 in cash. In October 2017, the Company completed the sale of the remaining 217,372 shares of Series A Convertible and the BioLexis Warrants to BioLexis in the Initial Private Placement, for $21,737,200 in cash.

The Series A Convertible was initially convertible into 4,724,493 shares of the Company’s common stock, representing an effective conversion rate of $5.28 per share, which represented a discount to the market value of the Company’s common stock as of September 7, 2017 and October 31, 2017 (on which dates, the closing price of the Company’s common stock was $7.20 and $10.08 per share, respectively). In connection with the second closing of the Series A Convertible in October 2017, the Company issued the BioLexis Warrants, which have a term of 8-years and an initial exercise price of $7.20 per share. The proceeds from the second closing of the Series A Convertible were allocated among the Series A Convertible and the BioLexis Warrants based on their relative fair values. As a result of the discount to the market value and the allocation of a portion of the proceeds to the BioLexis Warrants, the Company recognized a beneficial conversion charge of $15,355,019, which represents the in-the-money value of the conversion rate as of the date of sale.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

In June 2018, BioLexis converted 208,836 shares of Series A Convertible into 3,946,577 shares of common stock, and in July 2018 exchanged its remaining shares of Series A Convertible for newly created Series A-1 (as defined below). As of such exchange, there were no longer any shares of Series A Convertible issued and outstanding.

Series A-1 Convertible Preferred Stock

A total of 200,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1”) have been authorized for issuance under the Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company. The shares of Series A-1 have a stated value of  $100.00 per share, are initially convertible into 1,109,972 shares of the Common Stock and rank senior to all junior securities (as defined in the Certificate of Designation).

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

During the six months ended March 31, 2019, the Company issued 3,047 shares of Series A-1 Convertible to settle the related dividends that are due on a quarterly basis.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Series B Convertible Preferred Stock

Concurrent with completing the sale of Series A Convertible in October 2017, the Noteholders exchanged $1,500,000 in aggregate principal borrowings and $41,507 in accrued interest for 1,500,000 shares of Series B Convertible. The Series B Convertible were convertible into 264,084 shares of common stock. The exchange was accounted for as an extinguishment of debt, See Note 7. During May and June 2018, the Noteholders converted all 1,500,000 shares of Series B Convertible into 264,084 shares of common stock. Accordingly, there are no longer any shares of Series B Convertible issued and outstanding.

Common stock warrants

As of March 31, 2019, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

Shares of common stock issuable upon exercise of warrants	Exercise Price Per Share	Expiration Date

416,666	$12.00	February 18, 2022	(i)
101,186	$0.08	November 11, 2019
277,122	$12.00	December 22, 2024	(ii)
145,686	$12.00	April 13, 2025	(ii)
62,437	$12.00	May 31, 2025	(ii)
2,093,750	$7.20	October 31, 2025
1,282,051	$7.80	May 10, 2026
1,282,051	$7.80	June 8, 2026
5,660,949

(i)	In January 2019, the Company reduced the exercise price of these warrants from $52.80 to $12.00 and further extended the exercise period from February 18, 2019 to February 18, 2022.
(ii)	In November 2018, the Company reduced the exercise price of the warrants issued in connection with its senior secured notes from $24.00 to $12.00 and extended the expiration of the Senior Note Warrants by three years.

During the six months ended March 31, 2019, warrants to purchase 909 shares of common stock with an exercise price of $0.08 were exercised.

11.	Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 106,490. As of March 31, 2019, PSUs representing 16,131 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”) no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 1,369,596. As of March 31, 2019, 654,338 shares remained available for grant under the 2015 Plan.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of two to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Research and development	$120,763	$(403,034)	$211,972	$(84,793)
General and administrative	146,979	102,823	928,059	1,674,402
	$267,742	$(300,211)	$1,140,031	$1,589,609

During the six months ended March 31, 2019, the Company awarded stock options with a fair value of $49,121 as settlement for directors fees accrued as of September 30, 2018.

Stock options

As of March 31, 2019, options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Balance at October 1, 2018	182,120	$7.22
Granted	424,498	8.56
Expired	(16,250)	7.59
Forfeited	(48,622)	7.25
Balance at March 31, 2019	541,746	8.26	9.6
Vested and exercisable	131,789	7.22	9.5
Vested and expected to vest at March 31, 2019	541,746	$8.26	9.6

As of March 31, 2019, the aggregate intrinsic value of options outstanding was $102,984. The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the six months ended March 31, 2019 and 2018 was $6.36 and $5.84 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended March 31,
	2019	2018
Risk-free interest rate	2.79%	2.25%
Expected life (years)	5.87	5.93
Expected volatility	88.8%	64.0%
Expected dividend yield	-	-

As of March 31, 2019, there was $2,332,260 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 3.6 years.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Performance-based stock units

The Company has issued PSUs, which generally have a ten year life from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

The following table summarizes the activity related to PSUs during the six months ended March 31, 2019:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual
	PSUs	Per PSU	Term (Years)
Balance at October 1, 2018	16,131	$49.99
Forfeitures	-	-
Balance at March 31, 2019	16,131	49.99	5.3
Vested and exercisable at March 31, 2019	16,113	49.86	5.3
Vested and expected to vest at March 31, 2019	16,131	$49.99	5.3

Restricted stock units

The following table summarizes the activity related to RSUs during the six months ended March 31, 2019:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Balance at October 1, 2018	7,638	$153.88
Vested and settled	(446)	188.36
Forfeitures	(36)	96.00
Balance at March 31, 2019	7,156	$152.03

As of March 31, 2019, there was $232,259 of unamortized expense that will be recognized over a weighted-average period of 0.57 years.

12.	Related-Party Transactions

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

In February 2018, the Company entered into a strategic partnership agreement with MTTR to advise on regulatory, clinical and commercial strategy and assist in obtaining approval of ONS-5010, the Company’s bevacizumab therapeutic product candidate for ophthalmic indications. MTTR earned an aggregate of $290,431 and $580,911 during the three and six months ended March 31, 2019, respectively, which includes monthly consulting fees and expense reimbursement.

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

ONS-5010 is an innovative mAb therapeutic product candidate that was reviewed at a successful end of Phase 2 meeting with the FDA conducted in 2018. Our investigational new drug, or IND, application was filed with, and accepted by, the U.S. Food and Drug Administration, or FDA, in the first quarter of calendar 2019. We are currently enrolling patients in a Phase 3 clinical trial in Australia (ONS-5010-001) designed to serve as the first of two adequate and well controlled studies evaluating ONS-5010 against ranibizumab (Lucentis) for wet AMD. Enrollment in ONS-5010-001 is nearly complete with 51 of the planned 60 patients enrolled to date. The second of the two Phase 3 studies (ONS-5010-002) has been initiated and is expected to begin enrolling wet AMD patients in the United States, Australia and New Zealand by the end of June 2019. The ONS-5010-002 study is now expected to enroll a total of at least 220 patients. The endpoint for both studies is a mean increase in baseline visual acuity of at least 5 letters at 11 months for ONS-5010 dosed on a monthly basis compared to Lucentis dosed using the approved alternative dosing regimen of 3 monthly doses followed by quarterly dosing.

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retina diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. If the ONS-5010 clinical program is successful, it will support our plans to submit for regulatory approval in multiple markets in 2020 including the United States, Europe and Japan. Because there are no approved bevacizumab products for the treatment of retinal diseases in such major markets, we are developing ONS-5010 as an innovative therapy and not using the biosimilar drug development pathway that would be normally be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of Avastin or other drugs. Off label use of Avastin is currently estimated to account for at least 50% of all wet AMD prescriptions in the United States.

Through March 31, 2019, we have funded substantially all of our operations with $215.3 million in net proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements. On November 5, 2018, we entered into a purchase agreement with BioLexis providing for the private placement of $20.0 million of shares of our common stock at $7.4616 per share. We closed this private placement in four monthly tranches for an aggregate of 2,680,390 shares of our common stock for aggregate cash proceeds of $20.0 million in November and December 2018, January and February 2019. We intend to use the net proceeds from the private placement primarily for clinical trials for our lead product candidate, ONS-5010, and for working capital and general corporate purposes, including the agreed repayments on the senior secured notes discussed below.

Also on November 5, 2018, we reached an agreement with the holders of our senior secured notes to extend the maturity of the $13.5 million of senior secured notes up to December 22, 2019, among other items, in exchange for making several payments of principal and interest through August 31, 2019, subject to meeting additional capital raising commitments (which capital raising condition we met in April 2019 through the completed underwritten public offering of our common stock and accompanying warrants). We paid $5.9 million of principal and interest through March 31, 2019. In addition, we agreed to make the senior secured notes convertible into common stock at a price of $8.9539 per share (120% of the price per share paid by BioLexis under the November 2018 purchase agreement) and reduced the exercise price of the warrants held by such holders to $12.00 and extended the expiration of these warrants by three years. In January 2019, we reduced the exercise price of our outstanding Series A warrants (originally issued in connection with our initial public offering, or IPO) from $52.80 to $12.00 and further extended the expiration date of these warrants from February 18, 2019 to February 18, 2022.

On November 30, 2018, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.7 million of our unused New Jersey net operating losses, or NOLs, and research and development tax credits, or R&D credits. We expect to receive approximately $3.4 million of proceeds from the sale of the New Jersey NOLs and R&D credits, of which $0.8 million was received in April 2019.

On April 12, 2019, we completed an underwritten public offering of 10,340,000 shares of our common stock, 15-month warrants to purchase up to an aggregate of 10,340,000 shares of our common stock and five-year warrants to purchase up to an aggregate of 10,340,000 shares of our common stock at a combined public offering price of $2.75 per share and accompanying warrants. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants were exercisable immediately at an exercise price of $2.90 per share. We received approximately $26.2 million in net proceeds from the public offering after payment of fees, expenses and underwriting discounts and commissions.

We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit at March 31, 2019 of $239.9 million. As of March 31, 2019, we had substantial indebtedness that included $8.5 million of senior secured notes that may become due in fiscal 2019, $3.6 million unsecured notes, that are due on demand, and $1.0 million of unsecured notes that are due but are subject to a forbearance agreement through March 7, 2020. We will need to raise substantial additional capital to fund our planned future operations, commence clinical trials, receive approval for and commercialize ONS-5010, or to develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities, and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current cash resources of $0.2 million as of March 31, 2019, the $26.2 of net proceeds from our April 2019 public offering and the anticipated proceeds from the sale of our remaining New Jersey NOLs and R&D credits, are expected to fund our operations into December 2019, excluding any unscheduled repayment of debt. To provide additional working capital, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to ONS-5010. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements, we may be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We do not have any products approved for sale and we have only generated revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the six months ended March 31, 2019 was $20.0 million. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

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

MTTR, LLC — ONS 5010

In February 2018, we entered into a strategic partnership agreement with MTTR, LLC, or MTTR, to advise on regulatory, clinical and commercial strategy and assist in obtaining approval of ONS-5010, our bevacizumab therapeutic product candidate for ophthalmic indications. Under the terms of the agreement, we paid MTTR a $58,333 monthly consulting fee through December 2018. Beginning January 2019, the monthly fee increased to $105,208 per month, and then, after launch of ONS-5010 in the United States, will increase to $170,833 per month (the amount of which is reduced by 50% in the event net sales of ONS-5010 are below a certain threshold million per year). We also agreed to pay MTTR a tiered percentage of the net profits of ONS-5010 ranging in the low- to mid-teens, with the ability to credit monthly fees paid to MTTR. In March 2018, we amended the MTTR agreement and agreed to pay a one-time fee of $268,553 to MTTR by September 2020 if certain regulatory milestones are achieved earlier than anticipated. MTTR earned an aggregate $290,431 and $580,911 during the three and six months ended March 31, 2019, respectively, which includes monthly consulting fees and expense reimbursement.

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

As of March 31, 2019, we have paid Selexis an aggregate of approximately $0.4 million under the commercial license agreements.

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

As of March 31, 2019, we have received an aggregate of $5.0 million of payments from IPCA under our various agreements.

Liomont - Humira (ONS-3010) and Avastin (ONS-1045)

In June 2014, we entered into a strategic license agreement with Laboratories Liomont, S.A. de C.V., or Liomont, under which we granted Liomont and its affiliates an exclusive, sublicenseable license in Mexico for the research, development, manufacture, use or sale of the ONS-3010 and ONS-1045 biosimilar product candidates in Mexico. Under the terms of the agreement, we received an upfront payment from Liomont, and we are eligible to earn milestone payments for each of ONS-3010 and ONS-1045. In addition, we are eligible to receive tiered royalties at upper single-digit to low teens percentage rates of annual net sales of products by Liomont and its affiliates in Mexico. As of March 31, 2019, we have received an aggregate of $3.0 million of upfront and milestone payments from Liomont.

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

BioLexis — Humira (ONS-3010) and Avastin (ONS-1045)

On September 7, 2017, in connection with the entry into the BioLexis purchase agreement for shares of our Series A convertible preferred stock and warrants, we also entered into a joint development and license agreement providing for the license of rights to ONS-3010 and ONS-1045 in emerging markets, excluding China, India and Mexico, which superseded and replaced a previous strategic licensing agreement dated July 25, 2017. As of March 31, 2019, we have received an aggregate of $5.0 million of payments from BioLexis under our joint development and license agreement.

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

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $0.2 million during the three and six months ended March 31, 2019 in connection with a forbearance and exchange agreement in March 2019 pursuant to which a third party purchased two stockholder notes previously issued in an aggregate original principal amount of $1.0 million with an aggregate outstanding balance of $1.9 million, including accrued interest.

We recorded a loss on the extinguishment of debt of $1.3 million during the six months ended March 31, 2018 related to the exchange of $1.5 million aggregate principal amount of our senior secured notes for shares of our Series B Convertible Preferred Stock.

Change in Fair Value of Warrant Liability

Warrants to purchase our common stock that have been issued in conjunction with our senior secured notes are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations.

Income Taxes

On November 30, 2018, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.7 million of our unused New Jersey NOLs and R&D credits. We expect to receive approximately $3.4 million of proceeds from the sale of the New Jersey NOLs and R&D credits, of which approximately $0.8 million was received in April 2019. Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey NOLs and R&D credits) for the net losses we have incurred in each year or on our earned R&D credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2018, we had federal and state NOL carryforwards of $164.2 million and $67.6 million, respectively that will begin to expire in 2030 and 2036, respectively. As of September 30, 2018, we had federal foreign tax credit carryforwards of $2.4 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2018, we also had federal R&D tax credit carryforwards of $8.5 million that begin to expire in 2032.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018	Change

Collaboration revenues	$641,140	$771,890	$(130,750)

Operating expenses:
Research and development	6,497,619	5,156,386	1,341,233
General and administrative	1,849,158	2,446,505	(597,347)
	8,346,777	7,602,891	743,886

Loss from operations	(7,705,637)	(6,831,001)	(874,636)

Interest expense, net	1,053,877	920,870	133,007
Loss on extinguishment of debt	183,554	-	183,554
Change in fair value of warrant liability	1,301,728	(211,992)	1,513,720
Loss before income taxes	(10,244,796)	(7,539,879)	(2,704,917)
Income tax (benefit) expense	-	-	-
Net loss	$(10,244,796)	$(7,539,879)	$(2,704,917)

Collaboration Revenues

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the three months ended March 31, 2019 and 2018, all of which was from the recognition of deferred revenues under such agreements:

	Three months ended March 31,
	2019	2018

IPCA Collaboration	$128,007	$65,268
Liomont Collaboration	84,414	59,160
Huahai Collaboration	371,427	178,712
BioLexis Collaboration	57,292	468,750
	$641,140	$771,890

Collaboration revenues decreased by $0.1 million to $0.7 million for the three months ended March 31, 2019, as compared to $0.8 million for the three months ended March 31, 2018. The decrease is primarily due to the adoption of ASU No. 2014-09, effective October 1, 2018, which changed our revenue recognition policies for milestone payments. We previously recognized substantive milestones in the period the milestones were achieved but ASU 2014-09 prescribes that those milestones are a form of variable consideration and should be recognized when the performance obligation is satisfied, which results in such amounts being recognized over the estimated performance period.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018

ONS-5010 development	$2,622,113	$1,953,850
Compensation and related benefits	1,511,822	1,676,419
Stock-based compensation	120,763	(403,034)
Loss on disposal of property and equipment	561,735	-
Other research and development	1,681,186	1,929,151
Total research and development expenses	$6,497,619	$5,156,386

Research and development expenses for the three months ended March 31, 2019 increased by $1.3 million compared to the three months ended March 31, 2018. The increase was primarily due to increased ONS-5010 development costs of $0.6 million as we progressed into Phase 3 clinical trials near the end of fiscal year 2018 and a $0.6 million write off of certain construction in progress assets and laboratory equipment resulting from our decision to focus solely on ONS-5010 and to outsource the commercial manufacturing for the program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018

Professional fees	$649,355	$699,503
Compensation and related benefits	430,126	708,618
Stock-based compensation	146,979	102,823
Facilities, fees and other related costs	622,698	935,561
Total general and administrative expenses	$1,849,158	$2,446,505

General and administrative expenses for the three months ended March 31, 2019 decreased by $0.6 million compared to the three months ended March 31, 2018. The decrease was due to our ongoing efforts to reduce general and administrative expenses and focus our resources on the development of ONS-5010.

Interest Expense

Interest expense increased by $0.1 million to $1.0 million for the three months ended March 31, 2019 as compared to $0.9 million for the three months ended March 31, 2018. The increase was primarily due to a $0.1 million net increase in interest expense from equipment loans, and capital lease obligations and amortization of debt discount and interest expense on the senior secured notes issued due to the modification made to the notes during the year.

Change in Fair Value of Warrant Liability

During the three months ended March 31, 2019, we recorded expense of $1.3 million related to the increase in the fair value of our common stock warrant liability associated with the warrants issued in connection with our senior secured notes, which resulted from an increase in the price of our common stock.

Comparison of Six Months Ended March 31, 2019 and 2018

	Six months ended March 31,
	2019	2018	Change

Collaboration revenues	$1,708,738	$1,543,780	$164,958

Operating expenses:
Research and development	14,918,544	5,558,788	9,359,756
General and administrative	4,753,146	5,995,757	(1,242,611)
	19,671,690	11,554,545	8,117,145

Loss from operations	(17,962,952)	(10,010,765)	(7,952,187)

Interest expense, net	2,174,726	1,638,753	535,973
Loss on extinguishment of debt	183,554	1,252,353	(1,068,799)
Change in fair value of warrant liability	(334,592)	(290,775)	(43,817)
Loss before income taxes	(19,986,640)	(12,611,096)	(7,375,544)
Income tax (benefit) expense	-	(3,150,716)	3,150,716
Net loss	$(19,986,640)	$(9,460,380)	$(10,526,260)

Collaboration Revenues

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the six months ended March 31, 2019 and 2018, all of which was from the recognition of deferred revenues under such agreements:

	Six months ended March 31,
	2019	2018

IPCA Collaboration	$256,014	$130,536
Liomont Collaboration	183,828	118,321
Huahai Collaboration	742,854	357,423
BioLexis Collaboration	526,042	937,500
	$1,708,738	$1,543,780

Collaboration revenues increased $0.2 million, to $1.7 million, for the six months ended March 31, 2019, as compared to $1.5 million for the six months ended March 31, 2018. The increase is primarily due to the adoption of ASU No. 2014-09, effective October 1, 2018, which changed our revenue recognition policies for milestone payments. We previously recognized substantive milestones in the period the milestones were achieved but ASU 2014-09 prescribes that those milestones are a form of variable consideration and should be recognized when the performance obligation is satisfied, which results in such amounts being recognized over the estimated performance period.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the six months ended March 31, 2019 and 2018:

	Six months ended March 31,
	2019	2018
ONS-5010 development	$4,993,082	$1,953,850
Settlement of clinical development contract	-	(3,228,613)
Compensation and related benefits	3,396,471	3,102,821
Stock-based compensation	211,972	(84,793)
Loss on disposal of property and equipment	2,911,138	-
Other research and development	3,405,881	3,815,523
Total research and development expenses	$14,918,544	$5,558,788

Research and development expenses for the six months ended March 31, 2019 increased by $9.4 million compared to the six months ended March 31, 2018. The increase was primarily due to increased ONS-5010 development costs of $3.0 million as we progressed into Phase 3 clinical trials near the end of fiscal year 2018. A portion of the increase was also due to a $2.9 million write off of certain construction in progress assets and laboratory equipment resulting from our decision to focus on ONS-5010 and to outsource the commercial manufacturing for the program. In addition, 2018 reflects a $3.2 million favorable settlement of a contract related to our inactive biosimilar product candidates in fiscal 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the six months ended March 31, 2019 and 2018:

	Six Months Ended March 31,
	2019	2018

Professional fees	$2,130,329	$1,427,523
Compensation and related benefits	591,307	1,304,864
Stock-based compensation	928,059	1,674,402
Facilities, fees and other related costs	1,103,451	1,588,968
Total general and administrative expenses	$4,753,146	$5,995,757

General and administrative expenses for the six months ended March 31, 2019 decreased by $1.2 million compared to the six months ended March 31, 2018. The decrease was primarily due to a reduction in stock-based compensation expense, which decreased because the first quarter of fiscal 2018 reflected the completion of the vesting period for many of our pre-IPO equity grants and a decrease in compensation expense related to the reversal of previously accrued compensation cost. Additionally, our ongoing efforts to reduce expenses to support the ongoing development of ONS-5010 resulted in a reduction in facilities and other costs of approximately $0.6 million which were offset by an increase in professional fees due to advisory services related to the restructuring of our senior secured notes.

Interest Expense

Interest expense increased by $0.6 million to $2.2 million for the six months ended March 31, 2019 as compared to $1.6 million for the six months ended March 31, 2018. The increase was primarily due to a $0.3 million net increase in interest expense from equipment loans, and capital lease obligations and $0.2 million increase in amortization of debt discount and interest expense on the senior secured notes issued due to the modification made to the notes during the six month period.

Change in Fair Value of Warrant Liability

During the six months ended March 31, 2019, we recorded expense of $0.3 million related to the increase in the fair value of our common stock warrant liability associated with the warrants issued in connection with our senior secured notes, which resulted from an increase in the price of our common stock.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through March 31, 2019, we have funded substantially all of our operations through the receipt of $215.3 million net proceeds from the issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to our collaboration and licensing agreements.

In November and December 2018, we issued 1,608,234 shares of the common stock to BioLexis for aggregate cash proceeds of $12.0 million pursuant our November 2018 purchase agreement. In January and February 2019, we issued 1,072,156 shares of common stock for the remaining $8.0 million aggregate cash proceeds thereunder. In November 2018, we also reached an agreement with the holders of our $13.5 million senior secured notes to extend the maturity of the senior secured notes up to December 22, 2019, among other items, in exchange for making several payments of principal and interest through August 31, 2019, subject to meeting additional capital raising commitments (which capital raising condition was met in April 2019 through the completed underwritten public offering of our common stock and accompanying warrants). In addition, we agreed to make the senior secured notes convertible into common stock at a price of $8.9539 per share (120% of the price per share paid by BioLexis under the purchase agreement) and reduced the exercise price of the warrants held by such holders to $12.00 and extended the expiration of these warrants by three years. We paid $5.9 million of principal and interest on the senior secured notes through March 31, 2019.

In November 2018, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.7 million of our unused New Jersey NOLs and R&D credits for $3.4 million, of which approximately $0.8 million was received in April 2019. We expect to receive the balance of approximately $2.6 million of proceeds from the sale of the New Jersey NOLs and R&D credits in the third quarter of fiscal 2019.

On April 12, 2019, we completed an underwritten public offering of 10,340,000 shares of our common stock, 15-month warrants to purchase up to an aggregate of 10,340,000 shares of our common stock and five-year warrants to purchase up to an aggregate of 10,340,000 shares of our common stock at a combined public offering price of $2.75 per share and accompanying warrants. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants were exercisable immediately at an exercise price of $2.90 per share. We received approximately $26.2 million in net proceeds from the public offering after payment of fees, expenses and underwriting discounts and commissions.

As of March 31, 2019, we had an accumulated deficit of $239.9 million and a cash balance of $0.2 million. In addition, we have $8.5 million of senior secured notes which may become due in fiscal 2019, $3.6 million unsecured notes, which are due on demand as of such date, and $1.0 million of unsecured notes that are due on demand but are subject to a forbearance agreement through March 7, 2020. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include, but are not limited to payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, private placements and/or public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

We believe our existing cash as of March 31, 2019, together with the $26.2 million of net proceeds from the April 2019 public common stock and warrants offering and anticipated proceeds from the sale of New Jersey NOLs and R&D credits will provide adequate financial resources to fund our operations into December 2019, excluding any unscheduled repayment of debt. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will need to raise substantial additional capital in order to complete our planned ONS-5010 development program. We plan to finance our future operations with a combination of proceeds from potential strategic collaborations, sale of the development and commercial rights to our drug product candidates, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six months ended March 31,
	2019	2018

Net cash used in operating activities	$(16,057,443)	$(16,110,027)
Net cash used in investing activities	(286,569)	(1,350,329)
Net cash provided by financing activities	14,765,440	20,210,952

Operating Activities.

During the six months ended March 31, 2019, we used $16.1 million of cash in operating activities resulting from our net loss of $20.0 million and the change in our operating assets and liabilities of $2.5 million. This use of cash was partially offset by $6.4 million of noncash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability, loss on disposal of property and equipment, loss on extinguishment of debt and depreciation and amortization expense. The change in our operating assets and liabilities was primarily due to payments of our accrued expenses from September 30, 2018 as well as the amortization of our deferred revenues from collaborations.

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

Investing Activities.

During the six months ended March 31, 2019 and 2018, we used cash of $0.3 million and $1.4 million, respectively, in investing activities for the purchase of property and equipment.

Financing Activities.

During the six months ended March 31, 2019, net cash provided by financing activities was $14.8 million, primarily attributable to $19.8 million in net proceeds from the November 2018 BioLexis private placement. In November 2018 through February 2019, we closed the sale of this private placement for an aggregate of 2,680,390 shares of our common stock for gross cash proceeds of $20.0 million. We also made $5.0 million in debt and capital lease obligations payments.

During the six months ended March 31, 2018, net cash provided by financing activities was $20.2 million, primarily attributable to $20.6 million in net proceeds from our second closing of our Series A Convertible in October 2017. We also had $0.4 million in debt payments.

 Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

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

Our arrangements fall under ASC 808. ASC 808 does not address recognition or measurement matters but prescribes that entities look to other GAAP by analogy, namely ASU 2014-09. As such, we completed an analysis of existing contracts with our collaboration partners and assessed the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards. We previously recognized substantive milestones in the period the milestones were achieved, but ASU 2014-09 prescribes that those milestones are a form of variable consideration which results in such amounts being recognized over the estimated performance period. For the three and six months ended March 31, 2019, we would have recognized $0.3 million and $1.1 million, respectively, of collaboration revenues under revenue recognition guidance in effect during fiscal 2018 prior to the adoption of ASU 2014-09.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter ended March 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).
3.2	Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on July 19, 2018).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2018).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).
3.5	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 29, 2016).
10.1	Warrant Agreement, including form of 15-Month Warrant and form of Five-Year Warrant by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated April 12, 2019.
10.2	Amendment #3 to the Warrant Agreement dated May 18, 2016 by and between the Registrant and American Stock Transfer & Trust Company LLC, as Warrant Agent, dated January 22, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on January 22, 2019)..
31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTLOOK THERAPEUTICS, INC.

Date: May 15, 2019	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting, and Financial Officer)

