Form 10-Q
period 2019-06-30
Outlook Therapeutics, Inc.
filed 2019-08-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-37759

OUTLOOK THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3982704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Clarke Drive Cranbury, New Jersey	08512
(Address of principal executive offices)	(Zip Code)

(609) 619-3990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OTLK	Nasdaq Stock Market LLC
Series A Warrants	OTLKW	Nasdaq Stock Market LLC

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of August 12, 2019 was 28,233,484.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2019	September 30, 2018
Assets
Current assets:
Cash	$14,026,832	$1,717,391
Prepaid and other current assets	4,782,750	1,585,089
Total current assets	18,809,582	3,302,480

Property and equipment, net	13,921,160	18,489,976
Other assets	483,353	491,039
Total assets	$33,214,095	$22,283,495

Liabilities, convertible preferred stock and stockholders’ equity (deficit)

Current liabilities:
Convertible senior secured notes	$6,699,000	$13,179,449
Current portion of long-term debt	1,048,685	66,480
Current portion of capital lease obligations	205,413	520,794
Stockholder notes	3,612,500	4,612,500
Accounts payable	2,987,622	3,609,607
Accrued expenses	4,473,151	6,458,471
Income taxes payable	1,856,129	1,856,129
Deferred revenue	2,335,392	1,738,603
Total current liabilities	23,217,892	32,042,033

Long-term debt	62,856	98,487
Capital lease obligations	3,347,025	3,453,256
Warrant liability	428,099	1,227,225
Deferred revenue	3,533,145	2,758,262
Other liabilities	3,983,341	3,514,738
Total liabilities	34,572,358	43,094,001

Commitments (Note 9)

Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, 64,831 shares issued and outstanding at June 30, 2019 and 60,203 shares issued and outstanding at September 30, 2018	5,197,323	4,734,416
Total convertible preferred stock	5,197,323	4,734,416

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	-	-
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued	-	-
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,233,028 shares issued and outstanding at June 30, 2019 and 9,027,491 shares issued and outstanding at September 30, 2018	282,330	90,275
Additional paid-in capital	237,546,229	190,672,166
Accumulated deficit	(244,384,145)	(216,307,363)
Total stockholders' equity (deficit)	(6,555,586)	(25,544,922)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$33,214,095	$22,283,495

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018

Collaboration revenues	$583,848	$771,890	$2,292,586	$2,315,670
Operating expenses:
Research and development	4,393,466	5,795,993	19,312,010	11,354,781
General and administrative	1,834,545	2,195,789	6,587,691	8,191,546
	6,228,011	7,991,782	25,899,701	19,546,327
Loss from operations	(5,644,163)	(7,219,892)	(23,607,115)	(17,230,657)
Interest expense, net	1,081,779	1,147,371	3,256,505	2,786,124
Loss on extinguishment of debt	423,686	-	607,240	1,252,353
Change in fair value of warrant liability	(1,931,244)	64,659	(2,265,836)	(226,116)
Loss before income taxes	(5,218,384)	(8,431,922)	(25,205,024)	(21,043,018)
Income tax benefit	(777,500)	-	(777,500)	(3,150,716)
Net loss	(4,440,884)	(8,431,922)	(24,427,524)	(17,892,302)
Recognition of beneficial conversion feature upon issuance of Series A and A-1 convertible preferred stock	-	-	(61,365)	(15,736,683)
Series A and A-1 convertible preferred stock dividends and related settlement	(158,128)	(652,612)	(462,907)	(1,740,108)
Deemed dividend upon modification of warrants	-	-	(829,530)	-
Net loss attributable to common stockholders	$(4,599,012)	$(9,084,534)	$(25,781,326)	$(35,369,093)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.20)	$(2.10)	$(1.74)	$(9.96)
Weighted average shares outstanding, basic and diluted	23,007,077	4,317,502	14,787,010	3,552,853

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at April 1, 2019	63,250	$5,039,195	11,759,630	$117,596	$211,739,503	$(239,943,261)	$(28,086,162)
Issuance of common stock in connection with exercise of warrants	-	-	6,133,398	61,334	(56,984)	-	4,350
Issuance of common stock in connection with public offering, net of costs	-	-	10,340,000	103,400	26,053,103	-	26,156,503
Series A-1 convertible preferred stock dividends and related settlement	1,581	158,128	-	-	(158,128)	-	(158,128)
Stock-based compensation expense	-	-	-	-	(31,265)	-	(31,265)
Net loss	-	-	-	-	-	(4,440,884)	(4,440,884)
Balance at June 30, 2019	64,831	$5,197,323	28,233,028	$282,330	$237,546,229	$(244,384,145)	$(6,555,586)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at April 1, 2018	261,045	$18,294,783	1,500,000	$2,661,972	3,217,557	$32,176	$159,416,545	$(195,675,782)	$(33,565,089)
Proceeds from exercise of common stock warrants	-	-	-	-	432	4	(4)	-	-
Issuance of vested restricted stock units	-	-	-	-	1,811	18	(18)	-	-
Private placement sale of common stock and common stock warrants, net of costs	-	-	-	-	1,594,345	15,943	14,840,145	-	14,856,088
Series A convertible preferred stock dividends and related settlement	-	-	-	-	-	-	(652,612)	-	(652,612)
Conversion of Series A convertible preferred stock into common shares	(208,836)	(14,359,816)	-	-	3,946,577	39,466	14,320,350	-	14,359,816
Conversion of Series B convertible preferred stock into common shares	-	-	(1,500,000)	(2,661,972)	264,084	2,641	2,659,331	-	-
Stock-based compensation expense	-	-	-	-	-	-	234,119	-	234,119
Net loss	-	-	-	-	-	-	-	(8,431,922)	(8,431,922)
Balance at June 30, 2018	52,209	$3,934,967	-	$-	9,024,806	$90,248	$190,817,856	$(204,107,704)	$(13,199,600)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2018	60,203	$4,734,416	9,027,491	$90,275	$190,672,166	$(216,307,363)	$(25,544,922)
Cumulative effect of adoption of ASU 2014-09 (Topic 606)	-	-	-	-	-	(3,649,258)	(3,649,258)
Issuance of common stock in connection with exercise of warrants	-	-	6,134,307	61,343	(56,993)	-	4,350
Issuance of common stock in connection with public offering, net of costs	-	-	10,340,000	103,400	26,053,103	-	26,156,503
Private placement sale of common stock, net of costs	-	-	2,680,390	26,804	19,781,513	-	19,808,317
Issuance of vested restricted stock units	-	-	446	4	(4)	-	-
Issuance of common stock in connection with conversion of senior secured notes	-	-	50,394	504	401,464	-	401,968
Series A-1 convertible preferred stock dividends and related settlement	4,628	462,907	-	-	(462,907)	-	(462,907)
Stock-based compensation expense	-	-	-	-	1,108,766	-	1,108,766
Accrued directors fees settled in fully vested stock options	-	-	-	-	49,121	-	49,121
Net loss	-	-	-	-	-	(24,427,524)	(24,427,524)
Balance at June 30, 2019	64,831	$5,197,323	28,233,028	$282,330	$237,546,229	$(244,384,145)	$(6,555,586)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2017	32,628	$2,924,441	-	$-	3,116,743	$31,167	$152,533,260	$(186,215,402)	$(33,650,975)
Proceeds from exercise of common stock warrants	-	-	-	-	432	4	(4)	-	-
Issuance of vested restricted stock units	-	-	-	-	102,625	1,027	(1,027)	-	-
Private placement sale of common stock and common stock warrants, net of costs	-	-	-	-	1,594,345	15,943	14,840,145	-	14,856,088
Sale of Series A convertible preferred stock and common stock warrants, net of costs	217,372	14,265,861	-	-	-	-	6,382,181	-	6,382,181
Series A convertible preferred stock dividends and related settlement	11,045	1,104,481	-	-	-	-	(1,740,108)	-	(1,740,108)
Conversion of Series A convertible preferred stock into common shares	(208,836)	(14,359,816)	-	-	3,946,577	39,466	14,320,350	-	14,359,816
Conversion of senior secured notes into Series B convertible preferred stock	-	-	1,500,000	2,661,972	-	-	-	-	2,661,972
Conversion of Series B convertible preferred stock into common shares	-	-	(1,500,000)	(2,661,972)	264,084	2,641	2,659,331	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,823,728	-	1,823,728
Net loss	-	-	-	-	-	-	-	(17,892,302)	(17,892,302)
Balance at June 30, 2018	52,209	$3,934,967	-	$-	9,024,806	$90,248	$190,817,856	$(204,107,704)	$(13,199,600)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(24,427,524)	$(17,892,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,473,005	2,229,947
Loss on extinguishment of debt	607,240	1,252,353
Non-cash interest expense	1,314,321	1,200,504
Stock-based compensation	1,108,766	1,823,728
Change in fair value of warrant liability	(2,265,836)	(226,116)
Loss on disposal of property and equipment	2,962,064	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,811,592)	(606,067)
Other assets	(109,096)	(33,612)
Accounts payable	(1,931,468)	(8,002,074)
Accrued expenses	(1,089,424)	(2,101,223)
Deferred revenue	(2,277,586)	(2,285,671)
Other liabilities	73,531	(4,806)
Net cash used in operating activities	(26,373,599)	(24,645,339)
INVESTING ACTIVITIES
Purchase of property and equipment	(437,306)	(1,518,349)
Net cash used in investing activities	(437,306)	(1,518,349)
FINANCING ACTIVITIES
Proceeds from issuance of common stock through private placement and public offering, net	45,964,820	14,856,088
Proceeds from issuance of Series A convertible preferred stock	-	21,737,200
Proceeds from exercise of common stock warrants	4,350	-
Payments of capital leases obligations	(470,295)	(634,866)
Repayment of debt	(6,404,597)	(94,427)
Payment of financing costs	-	(1,089,158)
Net cash provided by financing activities	39,094,278	34,774,837

Effect of foreign exchange rate on cash	26,068	-

Net increase in cash	12,309,441	8,611,149
Cash at beginning of period	1,717,391	3,185,519
Cash at end of period	$14,026,832	$11,796,668

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,710,376	$81,005
Supplemental schedule of noncash investing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$1,048,286	$463,007
Supplemental schedule of noncash financing activities:
Senior secured notes and accrued interest converted into common stock	$401,968	$-
Issuance of Series B convertible preferred stock upon conversion of senior secured notes, net of unamortized debt discount	$-	$1,409,619
Issuance of capital lease obligations in connection with purchase of property and equipment	$48,683	$4,260,942
Change in fair value of convertible senior secured notes warrants capitalized as deferred financing costs	$1,466,710	$-
Series A and A-1 convertible preferred stock dividends	$462,907	$652,612
Series A and A-1 convertible preferred stock dividends settlement	$462,907	$1,104,481
Accrued directors fees settled in fully vested stock options	$49,121	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1.	Organization and Description of Business

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

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $244.4 million as of June 30, 2019. As of June 30, 2019, the Company had substantial indebtedness that included $6.7 million of senior secured notes that mature on December 22, 2019, $3.6 million unsecured notes that were due on demand as of such date, and $1.0 million of unsecured notes that were also due on demand as of such date but which are subject to a forbearance agreement through March 7, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On November 30, 2018, the Company received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.7 million of its unused New Jersey net operating losses (“NOLs”) and research and development tax credits (“R&D credits”). The Company received $3.4 million of proceeds from the sale of the New Jersey NOLs and R&D credits, of which approximately $0.8 million and $2.6 million was received in April 2019 and July 2019, respectively.

Management believes that the Company’s existing cash as of June 30, 2019 and the proceeds from the sale of New Jersey NOLs and R&D credits received in July 2019 of $2.6 million will be sufficient to fund its operations into December 2019, excluding any unscheduled repayment of debt. Substantial additional financing will be needed by the Company to fund its operations in the future and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: payments from potential strategic research and development partners, licensing and/or marketing arrangements with pharmaceutical companies, private placements of equity and/or debt securities, sale of its development stage product candidates to third parties and public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2019 and its results of operations for the three and nine months ended June 30, 2019 and 2018 and cash flows for the nine months ended June 30, 2019 and 2018. Operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2019. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 18, 2018.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

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

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(4,599,012)	$(9,084,534)	$(25,781,326)	$(35,369,093)
Common stock outstanding (weighted average)	23,007,077	4,317,502	14,787,010	3,552,853
Basic and diluted net loss per share	$(0.20)	$(2.10)	$(1.74)	$(9.96)

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2019 and 2018, as they would be antidilutive:

	As of June 30,
	2019	2018
Series A convertible preferred stock	-	986,644
Series A-1 convertible preferred stock	1,225,172	-
Convertible senior secured notes	767,605	-
Convertible unsecured notes	149,573	-
Performance-based stock units	16,131	18,868
Restricted stock units	3,750	10,410
Stock options	605,452	132,759
Common stock warrants	16,067,923	5,661,561

Outlook Therapeutics, Inc.

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

The Company adopted the new accounting standard utilizing the modified retrospective method, and, therefore, no adjustments were made to amounts in its prior period financial statements. The Company recorded the cumulative effect of adopting the standard as an adjustment to increase accumulated deficit by $3.6 million. For the three and nine months ended June 30, 2019, the Company would have recognized $0.3 million and $1.4 million, respectively, of collaboration revenues under revenue recognition guidance in effect during fiscal 2018 prior to the adoption of ASU 2014-09.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2019
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$428,099

	September 30, 2018
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$1,227,225

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the nine months ended June 30, 2019:

Balance at October 1, 2018	$1,227,225
Senior note warrants modification	1,466,710	(i)
Change in fair value	(2,265,836)
Balance at June 30, 2019	$428,099

(i)	In connection with the November 2018 private placement to BioLexis Pte. Ltd. (“BioLexis”), the Company reduced the exercise price of the warrants issued in connection with the senior secured notes (the “Senior Note Warrants”) from $24.00 to $12.00 and extended the expiration of the Senior Note Warrants by three years. Such Senior Note Warrants now expire eight years from their initial exercise date.

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

	June 30,		September 30,
	2019		2018
Risk-free interest rate	1.79%		2.90%
Remaining contractual life of warrant	5.63	years	3.39	years
Expected volatility	88%		82%
Annual dividend yield	0%		0%
Fair value of common stock	$2.08	per share	$7.84	per share

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

5.	Property and Equipment, Net

Property and equipment, net, consists of:

	June 30,	September 30,
	2019	2018
Laboratory equipment	$14,428,266	$14,333,624
Leasehold improvements	10,129,139	10,095,100
Computer software and hardware	497,799	483,807
Land and building	3,000,000	3,000,000
Construction in progress	-	2,276,737
	28,055,204	30,189,268
Less: accumulated depreciation and amortization	(14,134,044)	(11,699,292)
	$13,921,160	$18,489,976

Depreciation and amortization expense was $833,387 and $822,059 for the three months ended June 30, 2019 and 2018, respectively, and $ 2,473,005 and $2,229,947 for the nine months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, $ 8,002,538 and at September 30, 2018, $7,953,856 represents laboratory equipment under capital leases and the Company’s corporate office that is classified as a capital lease. The Company’s corporate office lease matures in February 2028. The term of the equipment leases are between 12 and 36 months and qualify as capital leases. The equipment leases bear interest between 4.0% and 19.4% and the effective interest rate on the corporate office lease is 43.9%. At June 30, 2019 and September 30, 2018, $2,199,397 and $1,619,741, respectively, of accumulated amortization related to capital leases.

The Company wrote off certain construction in progress and laboratory equipment with a carrying amount of $50,926 and $ 2,962,064 during the three and nine months ended June 30, 2019, respectively, due to the Company changing its operations to focus solely on developing and commercializing ONS-5010. The charge was recorded to research and development on the consolidated statements of operations. The Company determined that the carrying amount of these assets was not recoverable and was less than the fair value less the cost to sell.

6.	Accrued Expenses

Accrued expenses consists of:

	June 30,	September 30,
	2019	2018
Compensation	$1,042,905	$2,231,122
Severance and related costs	850,934	396,138
Research and development	1,080,594	1,065,169
Interest payable	1,184,329	1,991,044
Professional fees	151,296	313,585
Director fees	-	59,122
Other accrued expenses	163,093	402,291
	$4,473,151	$6,458,471

7.	Senior Secured Notes

	June 30, 2019	September 30, 2018
Convertible senior secured notes	$6,699,000	$13,500,000
Unamortized debt discount	-	(320,551)
	$6,699,000	$13,179,449

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

In November 2018, the Company reached an agreement with the holders of its $13.5 million senior secured notes to extend the maturity of the senior secured notes until December 22, 2019, in exchange for making several payments of principal and interest through August 31, 2019, as well as subject to meeting additional capital raising commitments that the Company met in April 2019 through the completed public offering with gross proceeds of $28.4 million. In addition, the Company agreed to make the senior secured notes convertible into common stock at a price of $8.9539 per share and reduced the exercise price of warrants to purchase 485,245 shares of common stock held by the senior secured noteholders from $24.00 per share to $12.00 per share. The increase in the fair value of the warrants of $1.5 million due to the modification was recorded as additional debt discount.

On June 28, 2019, the Company repaid $1.8 million outstanding aggregate principal amount of senior secured notes and entered into a Third Note Amendment (the “Third Amendment”) with the holders of the remaining $6.7 million outstanding aggregate principal amount of senior secured notes. Under the Third Amendment, the maturity date of the senior secured notes was amended to December 22, 2019, and the scheduled payments of principal and interest on or prior to each of June 30, 2019; July 31, 2019; and August 31, 2019 were removed. The Company also agreed to increase the interest rate payable on such senior secured notes to 12.0% per annum from 5.0% per annum. The Third Amendment was accounted for as an extinguishment of debt.

During February and March 2019, senior secured notes with a carrying amount of $400,575 and accrued interest of $1,393 were converted into 50,394 shares of the Company’s common stock. During the nine months ended June 30, 2019, the Company repaid a total of $6.4 million of principal and $1.3 million of accrued interest of such notes. As of June 30, 2019, the senior secured notes remain classified as a current liability because they mature in less than 12 months.

Loss on extinguishment of senior secured notes recognized during the three months ended June 30, 2019 was $423,686. Interest expense on the senior secured notes for the three months ended June 30, 2019 and 2018 was $526,615 and $500,012, respectively, and $1,689,533 and $1,486,737 for the nine months ended June 30, 2019 and 2018, respectively.

8.	Stockholder Notes

On March 7, 2019, the Company entered into a Forbearance and Exchange Agreement (the “Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the "Lender"). Concurrently with the execution of this Agreement, the Lender purchased two stockholder notes issued by the Company previously in the original principal amount of $1,000,000 with an aggregate outstanding balance as of March 7, 2019 of $1,947,133 including accrued interest. The stockholder notes were accruing interest at the rate of 2.5% per month. The Lender agreed to refrain and forbear from bringing any action to collect under the stockholder notes until March 7, 2020 and to reduce the interest rates currently in effect to 12.0% per annum simple interest during such forbearance period. The Company also agreed to, at Lender's election, repay or exchange the stockholder notes (or portions thereof) for shares of the Company’s common stock at an exchange rate of $13.44 per share. The Agreement was accounted for as an extinguishment of debt and the Company recorded a loss of $183,554 during the nine months ended June 30, 2019.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

At June 30, 2019, the lease termination obligation of $3,895,761 is included in other liabilities on the consolidated balance sheets. A roll forward of the charges incurred to general and administrative expense for the nine months ended June 30, 2019 is as follows:

	Balance October 1, 2018	Expensed / Accrued Expense	Cash Payments	Balance June 30, 2019

Lease termination payments	$3,850,081	$321,430	$(275,750)	$3,895,761

10.	Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Common stock

During the nine months ended June 30, 2019, the Company issued an aggregate of 2,680,965 shares of the Company’s common stock for gross cash proceeds of $20.0 million ($19.8 million net of issuance costs) pursuant to the November 5, 2018 BioLexis private placement agreement.

In April 2019, the Company issued an aggregate of 10,340,000 shares of its common stock, 15-month warrants to purchase up to an aggregate of 10,340,000 shares of common stock and five-year warrants to purchase up to an aggregate of 10,340,000 shares of common stock for approximately $26.2 million in net proceeds after payment of fees, expenses and underwriting discounts and commissions. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants are exercisable immediately at an exercise price of $2.90 per share.

During the nine months ended June 30, 2019 and 2018, the Company issued 446 and 102,625 shares of common stock, respectively, upon the vesting of RSUs.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Series A-1 Convertible Preferred Stock

A total of 200,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1”) have been authorized for issuance under the Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company. The shares of Series A-1 have a stated value of  $100.00 per share, and rank senior to all junior securities (as defined in the Certificate of Designation).

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

At June 30, 2019, 64,831 shares of Series A-1 Convertible Preferred Stock would be convertible into 1,225,172 shares of common stock. During the nine months ended June 30, 2019, the Company issued 4,628 shares of Series A-1 Convertible to settle the related dividends that are due on a quarterly basis.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Common stock warrants

As of June 30, 2019, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

Expiration Date	Shares of common stock issuable upon exercise of warrants	Exercise Price Per Share

November 11, 2019	99,910	$0.08
July 12, 2020	68,250	$2.90
February 18, 2022	416,666	$12.00	(i)
April 24, 2024	10,340,000	$2.90
December 22, 2024	277,122	$12.00	(ii)
April 13, 2025	145,686	$12.00	(ii)
May 31, 2025	62,437	$12.00	(ii)
October 31, 2025	2,093,750	$7.20
May 10, 2026	1,282,051	$7.80
June 8, 2026	1,282,051	$7.80
	16,067,923

(i)	In January 2019, the Company reduced the exercise price of these warrants from $52.80 to $12.00 and further extended the exercise period from February 18, 2019 to February 18, 2022.
(ii)	In November 2018, the Company reduced the exercise price of the warrants issued in connection with its senior secured notes from $24.00 to $12.00 and extended the expiration of the Senior Note Warrants by three years.

During the nine months ended June 30, 2019, warrants to purchase an aggregate of 10,273,086 shares of common stock with a weighted averaged exercise price of $2.90 were exercised for an aggregate 6,134,307 shares of the Company’s common stock. Of these exercised warrants, 10,270,250 of them were 15-month warrants issued in our April 2019 public offering that were exercised pursuant to the net exercise provisions therein providing for the receipt of .60 of the underlying shares in the event the weighted average price per share of the Company’s common stock is lower than the exercise price per share beginning May 12, 2019.

11.	Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 106,490. As of June 30, 2019, PSUs representing 16,131 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”) no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 1,369,596. As of June 30, 2019, 592,164 shares remained available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of two to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company recorded stock-based compensation expense (income) in the following expense categories of its statements of operations for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Research and development	$(207,015)	$86,872	$4,957	$2,079
General and administrative	175,750	147,247	1,103,809	1,821,649
	$(31,265)	$234,119	$1,108,766	$1,823,728

During the nine months ended June 30, 2019, the Company awarded stock options with a fair value of $49,121 as settlement for directors fees accrued as of September 30, 2018.

Stock options

As of June 30, 2019, options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Balance at October 1, 2018	182,120	$7.22
Granted	649,498	6.32
Expired	(18,125)	7.90
Forfeited	(208,041)	8.42
Balance at June 30, 2019	605,452	5.82	9.5
Vested and exercisable	150,232	7.21	9.1
Vested and expected to vest at June 30, 2019	605,452	$5.82	9.5

As of June 30, 2019, the aggregate intrinsic value of options outstanding was zero. The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the nine months ended June 30, 2019 and 2018 was $4.70 and $4.16 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended June 30,
	2019	2018
Risk-free interest rate	2.46%	2.72%
Expected life (years)	6.00	5.99
Expected volatility	89.5%	61.0%
Expected dividend yield	-	-

As of June 30, 2019, there was $1,594,998 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 3.4 years.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Performance-based stock units

The Company has issued PSUs, which generally have a ten year life from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

The following table summarizes the activity related to PSUs during the nine months ended June 30, 2019:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual
	PSUs	Per PSU	Term (Years)
Balance at October 1, 2018	16,131	$49.99
Forfeitures	-	-
Balance at June 30, 2019	16,131	49.99	5.0
Vested and exercisable at June 30, 2019	16,113	49.86	5.0
Vested and expected to vest at June 30, 2019	16,131	$49.99	5.0

Restricted stock units

The following table summarizes the activity related to RSUs during the nine months ended June 30, 2019:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Balance at October 1, 2018	7,638	$153.88
Vested and settled	(446)	188.36
Forfeitures	(3,442)	68.92
Balance at June 30, 2019	3,750	$227.78

As of June 30, 2019, there was $74,417 of unamortized expense that will be recognized over a weighted-average period of 0.22 years.

12.	Related-Party Transactions

MTTR — Strategic Partnership Agreement (ONS-5010)

In November 2018, the Board of Directors of the Company appointed Mr. Terry Dagnon as Chief Operating Officer, and Mr. Jeff Evanson as Chief Commercial Officer. Both Mr. Dagnon and Mr. Evanson are providing services to the Company pursuant to the February 2018 strategic partnership agreement with MTTR, LLC (“MTTR”). Mr. Dagnon and Mr. Evanson are both principals in MTTR. The Company will not be paying Mr. Dagnon or Mr. Evanson any direct compensation as consultants or as employees. Both Mr. Dagnon and Mr. Evanson are compensated directly by MTTR for services provided to the Company as the Company’s Chief Operating Officer and Chief Commercial Officer, respectively, pursuant to the ONS-5010 Agreement. Mr. Dagnon and Mr. Evanson have also agreed to provide consulting services to an affiliate of BioLexis pursuant to a separate arrangement.

In February 2018, the Company entered into a strategic partnership agreement with MTTR to advise on regulatory, clinical and commercial strategy and assist in obtaining approval of ONS-5010, the Company’s bevacizumab therapeutic product candidate for ophthalmic indications. MTTR earned an aggregate of $573,983 and $1,154,894 during the three and nine months ended June 30, 2019, respectively, which includes monthly consulting fees and expense reimbursement.

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

ONS-5010 is a mAb therapeutic product candidate that was reviewed at a successful end of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, conducted in 2018. Our investigational new drug, or IND, application was filed with, and accepted by, the FDA in the first quarter of calendar 2019. We are currently enrolling patients in two Phase 3 clinical trials evaluating ONS-5010 against ranibizumab (Lucentis) for wet AMD. Enrollment in the NORSE 1 study (previously referred to as ONS-5010-001) is nearly complete with 59 of the planned 60 patients enrolled to date, all in Australia. NORSE 2, the second of the two Phase 3 studies (previously referred to as ONS-5010-002) has been initiated and began enrolling wet AMD patients in July 2019. NORSE 2 is expected to enroll a total of at least 220 patients and will be conducted in the United States. The endpoint for both studies is a mean increase in baseline visual acuity at 11 months for ONS-5010 dosed on a monthly basis compared to Lucentis dosed using the alternative PIER clinical trial dosing regimen of three monthly doses followed by quarterly dosing.

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retina diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. If the ONS-5010 clinical program is successful, it will support our plans to submit for regulatory approval in multiple markets in 2020 including the United States, Europe and Japan. Because there are no approved bevacizumab products for the treatment of retinal diseases in such major markets, we are developing ONS-5010 as an innovative therapy and not using the biosimilar drug development pathway that would normally be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of Avastin or other drugs. Off label use of Avastin is currently estimated to account for at least 50% of all wet AMD prescriptions in the United States.

Through June 30, 2019, we have funded substantially all of our operations with $241.5 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements.

On November 30, 2018, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.7 million of our unused New Jersey net operating losses, or NOLs, and research and development tax credits, or R&D credits. We received $3.4 million of proceeds from the sale of the New Jersey NOLs and R&D credits in April 2019 ($0.8 million) and July 2019 ($2.6 million).

In April 2019, we completed an underwritten public offering of 10,340,000 shares of our common stock, 15-month warrants to purchase up to an aggregate of 10,340,000 shares of our common stock and five-year warrants to purchase up to an aggregate of 10,340,000 shares of our common stock at a combined public offering price of $2.75 per share and accompanying warrants. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants were exercisable immediately at an exercise price of $2.90 per share. We received approximately $26.2 million in net proceeds from the public offering after payment of fees, expenses and underwriting discounts and commissions.

In June 2019, we redeemed approximately $1.8 million outstanding aggregate principal amount of our senior secured notes and entered into a third note amendment with the holders of the remaining $6.7 million outstanding aggregate principal amount of such notes. Under the third amendment, we amended the maturity date of the senior secured notes to December 22, 2019, and removed the scheduled payments of principal and interest of approximately $5.0 million that were previously to have occurred in June, July and August 2019. We also agreed to increase the interest rate payable on such senior secured notes to 12.0% per annum from 5.0% per annum.

We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit at June 30, 2019 of $244.4 million. As of June 30, 2019, we had substantial indebtedness that included $6.7 million of senior secured notes that that mature on December 22, 2019, $3.6 million unsecured notes that are due on demand, and $1.0 million of unsecured notes that are due on demand but are subject to a forbearance agreement through March 7, 2020. We will need to raise substantial additional capital to fund our planned future operations, commence clinical trials, receive approval for and commercialize ONS-5010, or to develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities, and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current cash resources of $14.0 million as of June 30, 2019, and the proceeds from the sale of our remaining New Jersey NOLs and R&D credits received in July 2019 of $2.6 million, are expected to fund our operations into December 2019, excluding any unscheduled repayment of debt. To provide additional working capital, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to ONS-5010. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements, we may be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We do not have any products approved for sale and we have only generated revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the nine months ended June 30, 2019 was $24.4 million. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

Collaboration, License and Strategic Partnership Agreements

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

In June 2019, we entered into a further amendment of our strategic partnership agreement with MTTR pursuant to which we increased the aggregate monthly payments to MTTR under the existing agreement from $105,208 to $170,724 through December 2019 by adding an additional monthly retainer of $115,916, and an offset of $50,000 to the existing monthly retainer while the additional monthly retainer is in effect. MTTR earned an aggregate $573,983 and $1,154,894 during the three and nine months ended June 30, 2019, respectively, which includes monthly consulting fees and expense reimbursement.

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

As of June 30, 2019, we have paid Selexis an aggregate of approximately $0.4 million under the commercial license agreements.

Components of our Results of Operations

Collaboration Revenue

To date, we have derived revenue only from activities pursuant to our emerging market collaboration and licensing agreements related to our inactive biosimilar development program. We have not generated any revenue from commercial product sales. For the foreseeable future, we expect all of our revenue, if any, will be generated from our collaboration and licensing agreements. If any of our product candidates currently under development are approved for commercial sale, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates.

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

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $0.4 million and $0.6 million during the three and nine months ended June 30, 2019, respectively, in connection with a March 2019 forbearance and exchange agreement in respect of two previously issued stockholder notes having an aggregate original principal amount of $1.0 million and outstanding balance of $1.9 million including accrued interest; and the June 2019 third note amendment of our $6.7 million outstanding aggregate principal amount of senior secured notes in which (i) the maturity date of the senior secured notes was amended to December 22, 2019, (ii) the scheduled payments of principal and interest on or prior to each of June 30, 2019; July 31, 2019; and August 31, 2019 were removed, and (iii) the interest rate payable on such senior secured notes was increased to 12.0% per annum from 5.0% per annum.

We recorded a loss on the extinguishment of debt of $1.3 million during the nine months ended June 30, 2018 related to the exchange of $1.5 million aggregate principal amount of our senior secured notes for shares of our Series B Convertible Preferred Stock.

Change in Fair Value of Warrant Liability

Warrants to purchase our common stock that have been issued in conjunction with our senior secured notes are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations. We recorded income of $1.9 million and $2.3 million, respectively, related to the decrease in the fair value of our common stock warrant liability associated with the warrants issued in connection with our senior secured notes during the three and nine months ended June 30, 2019, respectively, which resulted from a decrease in the price of our common stock.

Income Taxes

On November 30, 2018, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.7 million of our unused New Jersey NOLs and R&D credits. We received approximately $3.4 million of proceeds from the sale of the New Jersey NOLs and R&D credits, of which $0.8 million and $2.6 million was received in April 2019 and July 2019, respectively. Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey NOLs and R&D credits) for the net losses we have incurred in each year or on our earned R&D credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2018, we had federal and state NOL carryforwards of $164.2 million and $67.6 million, respectively that will begin to expire in 2030 and 2036, respectively. As of September 30, 2018, we had federal foreign tax credit carryforwards of $2.4 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2018, we also had federal R&D credit carryforwards of $8.5 million that begin to expire in 2032.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

	Three months ended June 30,
	2019	2018	Change

Collaboration revenues	$583,848	$771,890	$(188,042)

Operating expenses:
Research and development	4,393,466	5,795,993	(1,402,527)
General and administrative	1,834,545	2,195,789	(361,244)
	6,228,011	7,991,782	(1,763,771)

Loss from operations	(5,644,163)	(7,219,892)	1,575,729

Interest expense, net	1,081,779	1,147,371	(65,592)
Loss on extinguishment of debt	423,686	-	423,686
Change in fair value of warrant liability	(1,931,244)	64,659	(1,995,903)
Loss before income taxes	(5,218,384)	(8,431,922)	3,213,538
Income tax benefit	(777,500)	-	(777,500)
Net loss	$(4,440,884)	$(8,431,922)	$(3,991,038)

Collaboration Revenues

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the three months ended June 30, 2019 and 2018, all of which was from the recognition of deferred revenues under such agreements:

	Three months ended June 30,
	2019	2018

IPCA Collaboration	$128,007	$65,268
Liomont Collaboration	84,414	59,160
Huahai Collaboration	371,427	178,712
BioLexis Collaboration	-	468,750
	$583,848	$771,890

Collaboration revenues decreased by $0.2 million to $0.6 million for the three months ended June 30, 2019, as compared to $0.8 million for the three months ended June 30, 2018. The decrease is primarily due to a $0.5 million decrease from the BioLexis collaboration revenue due to the full recognition of related milestones in the second quarter of fiscal 2019. This decrease was offset by a $0.3 million increase from the IPCA, Liomont and Huahai collaborations due to the adoption of ASU No. 2014-09, effective October 1, 2018, which changed our revenue recognition policies for milestone payments. We previously recognized substantive milestones in the period the milestones were achieved but ASU 2014-09 prescribes that those milestones are a form of variable consideration and should be recognized when the performance obligation is satisfied, which results in such amounts being recognized over the estimated performance period.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019	2018

ONS-5010 development	$1,160,019	$1,692,797
Compensation and related benefits	1,296,798	1,760,865
Stock-based compensation	(207,015)	86,872
Loss on disposal of property and equipment	50,927	-
Other research and development	2,092,737	2,255,459
Total research and development expenses	$4,393,466	$5,795,993

Research and development expenses for the three months ended June 30, 2019 decreased by $1.4 million compared to the three months ended June 30, 2018. The decrease was primarily due to lower compensation and related benefits, and lower stock-based compensation of an aggregate of $0.8 million due to the elimination of a senior executive position during the third quarter of fiscal 2019, and a decrease in ONS-5010 development costs of $0.5 million as we reduced our in-house testing capabilities in anticipation of outsourcing this work as part of the ONS-5010 commercial planning process.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019	2018

Professional fees	$754,509	$785,549
Compensation and related benefits	226,166	677,733
Stock-based compensation	175,750	147,247
Facilities, fees and other related costs	678,120	585,260
Total general and administrative expenses	$1,834,545	$2,195,789

General and administrative expenses for the three months ended June 30, 2019 decreased by $0.4 million compared to the three months ended June 30, 2018. The decrease was primarily due to reduced compensation and related benefits in 2019.

Interest Expense

Interest expense decreased by $0.1 million to $1.1 million for the three months ended June 30, 2019 as compared to $1.2 million for the three months ended June 30, 2018. The decrease was primarily due to repayment of senior secured notes, during the year offset by an increase in interest on the lease termination obligation during the three months ended June 30, 2019.

Comparison of Nine Months Ended June 30, 2019 and 2018

	Nine months ended June 30,
	2019	2018	Change

Collaboration revenues	$2,292,586	$2,315,670	$(23,084)

Operating expenses:
Research and development	19,312,010	11,354,781	7,957,229
General and administrative	6,587,691	8,191,546	(1,603,855)
	25,899,701	19,546,327	6,353,374

Loss from operations	(23,607,115)	(17,230,657)	(6,376,458)

Interest expense, net	3,256,505	2,786,124	470,381
Loss on extinguishment of debt	607,240	1,252,353	(645,113)
Change in fair value of warrant liability	(2,265,836)	(226,116)	(2,039,720)
Loss before income taxes	(25,205,024)	(21,043,018)	(4,162,006)
Income tax benefit	(777,500)	(3,150,716)	2,373,216
Net loss	$(24,427,524)	$(17,892,302)	$(6,535,222)

Collaboration Revenues

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the nine months ended June 30, 2019 and 2018, all of which was from the recognition of deferred revenues under such agreements:

	Nine months ended June 30,
	2019	2018

IPCA Collaboration	$384,021	$195,804
Liomont Collaboration	268,242	177,482
Huahai Collaboration	1,114,281	536,134
BioLexis Collaboration	526,042	1,406,250
	$2,292,586	$2,315,670

Collaboration revenues were relatively flat for the nine months ended June 30, 2019, as compared to the same period of the prior year as a result of a $0.9 million decrease from the BioLexis collaboration revenue, which offset an increase from the IPCA, Liomont and Huahai collaborations of $0.9 million. The BioLexis collaboration revenue decreased due to the full recognition of related milestones in the second quarter of fiscal 2019. The IPCA, Liomont and Huahai collaborations revenue increase was due to the adoption of ASU No. 2014-09, effective October 1, 2018, which changed our revenue recognition policies for milestone payments. We previously recognized substantive milestones in the period the milestones were achieved but ASU 2014-09 prescribes that those milestones are a form of variable consideration and should be recognized when the performance obligation is satisfied, which results in such amounts being recognized over the estimated performance period.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the nine months ended June 30, 2019 and 2018:

	Nine months ended June 30,
	2019	2018
ONS-5010 development	$6,153,101	$3,730,327
Settlement of clinical development contract	-	(3,228,613)
Compensation and related benefits	4,693,270	4,863,686
Stock-based compensation	4,957	2,079
Loss on disposal of property and equipment	2,962,065	-
Other research and development	5,498,617	5,987,302
Total research and development expenses	$19,312,010	$11,354,781

Research and development expenses for the nine months ended June 30, 2019 increased by $8.0 million compared to the nine months ended June 30, 2018. The increase was primarily due to increased ONS-5010 development costs of $2.4 million as we progressed into Phase 3 clinical trials near the end of fiscal year 2018, and a $3.0 million write off of certain construction in progress assets and laboratory equipment resulting from our decision to outsource the commercial manufacturing and remaining development for the ONS-5010 program. In addition, 2018 reflects a $3.2 million favorable settlement of a contract related to our inactive biosimilar product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the nine months ended June 30, 2019 and 2018:

	Nine Months Ended June 30,
	2019	2018

Professional fees	$2,884,838	$2,213,073
Compensation and related benefits	817,474	1,982,597
Stock-based compensation	1,103,809	1,821,649
Facilities, fees and other related costs	1,781,570	2,174,227
Total general and administrative expenses	$6,587,691	$8,191,546

General and administrative expenses for the nine months ended June 30, 2019 decreased by $1.6 million compared to the nine months ended June 30, 2018. The decrease was primarily due to a reduction in compensation and related benefits of $1.2 million and stock-based compensation expense of $0.7 million, which decreased because the first quarter of fiscal 2018 reflected the completion of the vesting period for many of our pre-IPO equity grants and a decrease in compensation expense related to the reversal of previously accrued compensation cost. Additionally, our ongoing efforts to reduce expenses to support the ongoing development of ONS-5010 resulted in a reduction in facilities and other costs of approximately $0.4 million which were offset by an increase in professional fees of $0.6 million due to advisory services related to the restructuring of our senior secured notes earlier in fiscal 2019.

Interest Expense

Interest expense increased by $0.5 million to $3.3 million for the nine months ended June 30, 2019 as compared to $2.8 million for the nine months ended June 30, 2018. The increase was primarily due to a $0.2 million increase in amortization of debt discount and interest expense on the senior secured notes issued due to the modification of the interest rate made to the notes and a $0.3 million increase in lease termination obligation interest, during the nine month period.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through June 30, 2019, we have funded substantially all of our operations through the receipt of $241.5 million net proceeds from the issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

In November 2018, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.7 million of our unused New Jersey NOLs and R&D credits, of which approximately $0.8 million was received in April 2019. We received the balance of $2.6 million of proceeds from the sale of the New Jersey NOLs and R&D credits in July 2019.

In April 2019, we completed an underwritten public offering of 10,340,000 shares of our common stock, 15-month warrants to purchase up to an aggregate of 10,340,000 shares of our common stock and five-year warrants to purchase up to an aggregate of 10,340,000 shares of our common stock at a combined public offering price of $2.75 per share and accompanying warrants. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants were exercisable immediately at an exercise price of $2.90 per share. We received approximately $26.2 million in net proceeds from the public offering after payment of fees, expenses and underwriting discounts and commissions.

In June 2019, we redeemed approximately $1.8 million outstanding aggregate principal amount of our senior secured notes and entered into a third note amendment with the holders of the remaining $6.7 million outstanding aggregate principal amount of such notes. Under the third note amendment, we amended the maturity date of the senior secured notes to December 22, 2019, and removed the scheduled payments of principal and interest of approximately $5.0 million that were previously to have occurred in June, July and August 2019. We also agreed to increase the interest rate payable on such senior secured notes to 12.0% per annum from 5.0% per annum. We paid $7.7 million of principal and interest on the senior secured notes through June 30, 2019.

As of June 30, 2019, we had an accumulated deficit of $244.4 million and a cash balance of $14.0 million. In addition, we have $6.7 million of senior secured notes that become due in December 2019, $3.6 million unsecured notes, which are due on demand as of such date, and $1.0 million of unsecured notes that are due on demand but are subject to a forbearance agreement through March 7, 2020. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include, but are not limited to payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, private placements and/or public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

We believe our existing cash as of June 30, 2019, together with proceeds from the sale of New Jersey NOLs and R&D credits received in July 2019 of $2.6 million will provide adequate financial resources to fund our operations into December 2019, excluding any unscheduled repayment of debt. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will need to raise substantial additional capital in order to complete our planned ONS-5010 development program. We plan to finance our future operations with a combination of proceeds from potential strategic collaborations, sale of the development and commercial rights to our drug product candidates, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine months ended June 30,
	2019	2018

Net cash used in operating activities	$(26,373,599)	$(24,645,339)
Net cash used in investing activities	(437,306)	(1,518,349)
Net cash provided by financing activities	39,094,278	34,774,837

Operating Activities.

During the nine months ended June 30, 2019, we used $26.4 million of cash in operating activities resulting primarily from our net loss of $24.4 million, This use of cash was partially offset by $6.2 million of noncash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability, loss on disposal of property and equipment, loss on extinguishment of debt and depreciation and amortization expense. The change in our operating assets and liabilities was primarily due to prepayments associated with our clinical trials and ONS 5010 development costs and payments of our accrued expenses from September 30, 2018 as well as the amortization of our deferred revenues from collaborations.

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

Investing Activities.

During the nine months ended June 30, 2019 and 2018, we used cash of $0.4 and $1.6 million, respectively in investing activities for the purchase of property and equipment.

Financing Activities.

During the nine months ended June 30, 2019, net cash provided by financing activities was $39.1 million, primarily attributable to $19.8 million in net proceeds from the November 2018 BioLexis private placement, and approximately $26.2 in next proceeds from the April 2019 public offering. In November 2018 through February 2019, we issued BioLexis an aggregate of 2,680,965 shares of our common stock for gross cash proceeds of $20.0 million. In April 2019, we completed a public offering of 10,340,000 shares of our common stock, 15-month warrants to purchase up to an aggregate of 10,340,000 shares of our common stock and five-year warrants to purchase up to an aggregate of 10,340,000 shares of our common stock for net proceeds of $26.2 million. We also made $6.9 million in debt and capital lease obligations payments.

During the nine months ended June 30, 2018, net cash provided by financing activities was $34.8 million, primarily attributable to $20.6 million in net proceeds from our second closing of our Series A Convertible in October 2017 and $14.9 million in net proceeds from the sale of common stock and warrants to BioLexis in May and June 2018. We also made $0.7 million in debt payments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

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

Our arrangements fall under ASC 808. ASC 808 does not address recognition or measurement matters but prescribes that entities look to other GAAP by analogy, namely ASU 2014-09. As such, we completed an analysis of existing contracts with our collaboration partners and assessed the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards. We previously recognized substantive milestones in the period the milestones were achieved, but ASU 2014-09 prescribes that those milestones are a form of variable consideration that results in such amounts being recognized over the estimated performance period. For the three and nine months ended June 30, 2019, we would have recognized $0.3 million and $1.4 million, respectively, of collaboration revenues under revenue recognition guidance in effect during fiscal 2018 prior to the adoption of ASU 2014-09.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended June 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).
3.2	Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on July 19, 2018).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2018).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).
3.5	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 29, 2016).
10.1	Warrant Agreement, including form of 15-Month Warrant and form of Five-Year Warrant by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 15, 2019).
10.2	Amendment #1 dated June 11, 2019 of Warrant Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 14, 2019).
10.3+	Separation and Release Agreement between the Registrant and Kenneth M. Bahrt, M.D., dated April 23, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on April 26, 2019).
10.4†	Amendment dated June 4, 2019 of Strategic Partnership Agreement between the Registrant and MTTR LLC effective as of February 15, 2018, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the SEC on June 10, 2019).
10.5	Third Note Amendment between the Registrant and the holders of its senior secured notes dated June 28, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on July 1, 2019).
31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management or compensatory arrangement.
†	Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTLOOK THERAPEUTICS, INC.

Date: August 14, 2019	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting, and Financial Officer)

