Form 10-K
period 2019-09-30
Outlook Therapeutics, Inc.
filed 2019-12-19
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of March 29, 2019 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on The Nasdaq Capital Market on that date, was approximately $18.9 million.

As of December 16, 2019, the registrant had outstanding 30,103,173 shares of common stock, par value $0.01 per share.

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

Convenience translations between Swiss Francs, or CHF, and U.S. dollars provided herein are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 2019, or CHF 0.99045 = $1.00. We do not represent that CHF were, could have been, or could be, converted into U.S. dollars at such rate or at any other rate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend,” “continue,” the negative of terms like these or other comparable terminology, in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail in Item 1A under the heading “Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

ii

PART I

Item 1. Business

We are a late clinical-stage biopharmaceutical company working to develop the first U.S. Food and Drug Administration, or FDA, -approved ophthalmic formulation of bevacizumab for use in retinal indications. Our goal is to launch ONS-5010 as the first and only approved bevacizumab in the United States, Europe, Japan and other markets for the treatment of wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO.

ONS-5010 is an investigational ophthalmic formulation of bevacizumab under development to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. The study design for our Phase 3 clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019.

Our Phase 3 program for ONS-5010 in wet AMD involves two clinical trials, which we refer to as NORSE 1 and NORSE 2, evaluating ONS-5010 against ranibizumab (LUCENTIS). Enrollment in the NORSE 1 study is complete with 61 patients enrolled, all in Australia. The NORSE 2 study has been initiated and began enrolling wet AMD patients in July 2019. The NORSE 2 study is expected to enroll a total of at least 220 patients and is being conducted in the United States. The endpoint for both studies is a mean increase in baseline visual acuity at 11 months for ONS-5010 dosed on a monthly basis compared to LUCENTIS dosed using the alternative PIER clinical trial dosing regimen of three-monthly doses followed by quarterly dosing.

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retinal diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. If the ONS-5010 clinical program is successful, it will support our plans to submit for regulatory approval in multiple markets in 2021 including the United States, Europe and Japan. Because there are no approved bevacizumab products for the treatment of retinal diseases in such major markets, we are developing ONS-5010 as a novel biologic and not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of bevacizumab. Off-label use of bevacizumab is currently estimated to account for at least 50% of all wet AMD prescriptions in the United States.

Our Strategy

Our goal is to launch ONS-5010 as the first, and only, approved bevacizumab for ophthalmic use in the United States, Europe, Japan and other markets. In order to achieve this goal, we have adopted a streamlined clinical and regulatory strategy to quickly and efficiently complete the process required to submit a Biologics License Application, or BLA, with the FDA at the earliest opportunity. The key elements of our strategy include:

•	Leveraging the ophthalmic drug development and commercialization expertise of our leadership team. Members of our executive team have extensive expertise in developing and commercializing treatments for retinal diseases, such as wet AMD. We intend to leverage their collective experience to further the development of, and execute an optimal commercial strategy for, ONS-5010.

•	Engaging with regulatory agencies to establish clear guidelines for potential approval. We have continued our approach to work closely with regulatory authorities to develop and conduct clinical trials that we believe will appropriately support approval of our product candidates if our clinical trials are successful. As an ophthalmic formulation of bevacizumab, we believe ONS-5010 has a well-defined regulatory pathway.

•	Conducting and efficiently executing clinical trials inside and outside of the United States to support potential approval. We have designed our ONS-5010 clinical program to take advantage of reduced costs for clinical trials conducted outside of the United States, as appropriate. We intend to further this strategy, in a manner that will support a BLA submission in the United States at the earliest opportunity for ONS-5010.

•	Reducing and managing costs to minimize additional investment to complete our development programs. We have made the strategic decision to outsource the commercial manufacturing and future clinical trial supply manufacturing for our product candidates. We believe this will significantly reduce future overhead costs not directly related to our ONS-5010 program.

Our Product Candidate Portfolio

Our product candidate portfolio includes our lead product candidate, ONS-5010, which we are actively developing, as well as our biosimilar product candidates, which we only plan to further advance upon entering into a license or co-development agreement with a partner in the major markets. We refer to these legacy biosimilar product candidates as our inactive development portfolio.

Active Development Portfolio

ONS-5010 — Bevacizumab for Ophthalmic Use

ONS-5010 is an investigational ophthalmic formulation of bevacizumab under development to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. We currently intend to commercialize both vial and pre-filled syringe formulations if approved.

Bevacizumab is a full-length, humanized anti-VEGF recombinant mAb that inhibits VEGF and associated angiogenic (the growth of new blood vessels) activity. With wet AMD, abnormally high levels of VEGF are secreted in the eye. VEGF is a protein that promotes the growth of new abnormal blood vessels. Anti-VEGF injection therapy blocks this growth. Since the advent of anti-VEGF therapy, it has become the standard of care treatment option within the retina community globally.

Previously, we were developing ONS-5010 as a biosimilar (ONS-1045) of the cancer drug Avastin for use in oncology indications. In the ONS-1045 program, our bevacizumab met the primary and secondary endpoints in a three-arm single-dose pharmacokinetic, or PK, Phase 1 clinical trial (see “—Inactive Development Portfolio-ONS-1045— Bevacizumab (Avastin) Biosimilar”). All the PK endpoints met the bioequivalency criteria of the geometric mean ratios within 90% confidence interval of 80-125% when compared to both U.S.- and E.U.-sourced Avastin reference products. We are developing ONS-5010 as an ophthalmic formulation of bevacizumab for a BLA filing and not using the biosimilar drug development pathway. The following figure demonstrates the concentration-time profile of ONS-1045, U.S.-licensed Avastin, and E.U.-licensed Avastin as the mean. The vertical line at time zero denotes dosing. These results suggest a high degree of similarity among the three products.

Comparative Potency of ONS-1045 versus Avastin (U.S. and E.U.)

Market Opportunity

Age-related macular degeneration, or AMD, is a common eye condition and a leading cause of vision loss among people age 50 and older. Wet AMD is a form of “late stage” AMD and is also called neovascular AMD. In wet AMD, abnormal blood vessels grow underneath the retina. These vessels can leak fluid and blood, which may lead to swelling and damage of the macula causing vision loss. With wet AMD, abnormally high levels of VEGF are secreted in the eyes. VEGF is a protein that promotes the growth of new abnormal blood vessels. Anti-VEGF injection therapy blocks this growth. Since the advent of anti-VEGF therapy, it has become the standard of care treatment option within the retina community, globally. Wet AMD is a significant disease worldwide, with an estimated prevalence of over 2.8 million patients diagnosed in the United States, top five European countries and Japan alone in 2018 (GlobalData). Annual revenue from LUCENTIS and EYLEA (two approved anti-VEGF therapies) was approximately $9.0 billion in 2018. Although bevacizumab is not currently FDA-approved for use in treating wet AMD, it is believed that bevacizumab currently accounts for at least 50% of all wet AMD prescriptions in the United States, where Avastin is repackaged through compounding pharmacies and prescribed off-label. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label repackaging of bevacizumab.

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

Clinical Development Status

The study design for our Phase 3 clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed with the FDA at an end of Phase 2 meeting in April 2018. We began enrolling patients in the NORSE 2 study in July 2019. NORSE 2 is the second study in the Phase 3 clinical program for ONS-5010 for the treatment of wet AMD. We are conducting the NORSE 2 study in the United States. The NORSE 1 study, the first clinical study in the Phase 3 clinical trial program for ONS-5010, completed enrollment in Australia in August 2019. If the program is successful, it will support our plans to submit for regulatory approval in multiple markets in 2021, including the United States, Europe and Japan. Because enrollment completed in August 2019, we currently expect to report top line data from NORSE 1 in the third quarter of calendar 2020. For NORSE 2, we expect to report top line data and submit a BLA in the first calendar quarter of 2021.

We have also received agreement from the FDA on three Special Protocol Assessments, or SPAs, for three additional registration clinical trials for our ongoing Phase 3 program for ONS-5010. The agreements reached with the FDA on these SPAs cover the protocols for NORSE 4, a registration clinical trial to treat BRVO, and NORSE 5 and NORSE 6, two registration clinical trials to treat DME. We intend to initiate NORSE 4, 5 and 6 in 2020 after completion of enrollment in NORSE 2.

NORSE 1

NORSE 1 completed enrollment in August 2019 with a total of 61 patients at nine sites in Australia. The study is the first of two ongoing, clinical trials evaluating ONS-5010 against ranibizumab for wet AMD. The endpoint for the study is a mean change in baseline visual acuity at 11 months for ONS-5010 dosed on a monthly basis compared to ranibizumab dosed using the PIER alternative dosing regimen of three monthly doses followed by quarterly dosing. We currently expect to announce a readout of the topline results from NORSE 1 in the third quarter of calendar year 2020.

NORSE 2

NORSE 2 is the second of our two required clinical trials evaluating ONS-5010 against ranibizumab for wet AMD. We began enrolling patients in July 2019, and the study is expected to enroll a total of at least 220 patients at sites in the United States. Patients enrolled in the ONS-5010-002 study will be treated for 11 months. The endpoint for the study is a mean increase in baseline visual acuity of at least five letters at 11 months for ONS-5010 dosed on a monthly basis compared to ranibizumab dosed using the approved PIER alternative dosing regimen of three-monthly doses followed by quarterly dosing. We currently anticipate full enrollment for NORSE 2 in the first quarter of calendar year 2020.

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

We have successfully completed a randomized, double-blind, single-dose and single-center Phase 1 clinical trial comparing ONS-3010 to Humira in 198 subjects receiving a 40mg dose in three treatment arms: ONS-3010, U.S.-Humira and E.U.-Humira. This Phase 1 clinical trial was performed at the Center for Human Drug Research in Leiden, the Netherlands under the auspices of the Stichting Beoordeling Ethiek Biomedisch Onderzoek. In this trial, ONS-3010 met its primary and secondary endpoints, demonstrating a similar PK profile, as well as an immunogenicity profile equivalent to both U.S. - and E.U.-Humira across all three treatment arms. ONS-3010 was well-tolerated and demonstrated a favorable safety profile, which was similar to the safety profile for both U.S.- and E.U.-Humira and demonstrated a lower injection site reaction rate than both U.S.- and E.U.-Humira.

Regulatory Status and Development Plan

Prior to commencement of our Phase 1 clinical trial in 2014, we received feedback from both FDA and the European Medicines Agency, or EMA, which provided guidance for the design of the clinical trial and our similarity testing approach. Since completion of the Phase 1 clinical trial, we had additional regulatory meetings with the FDA and the EMA, as well as other national regulatory agencies such as the Medicines and Healthcare Products Regulatory Agency, or MHRA, the Swedish Medical Products Agency, and the Canadian regulatory agency, Health Canada, to obtain further guidance on the Phase 3 clinical trial design in plaque psoriasis and the general similarity development plan for registration. We have out-licensed all of the emerging markets development rights to third parties. Future development of ONS-3010 as a biosimilar for Humira in the United States and other developed markets will only occur if we secure a development partner or sell those development rights completely.

ONS-1045 — Bevacizumab (Avastin) Biosimilar

Avastin, the reference product for ONS-1045, is a mAb administered by infusion that interferes with tumor growth by binding to VEGF, a protein that stimulates the formation of new blood vessels and is approved for use in the United States, Europe and elsewhere for the treatment of various forms of cancer.

We have completed a randomized, double-blind, single-dose and single-center Phase 1 clinical trial comparing ONS-1045 to U.S.-licensed Avastin and E.U.-licensed Avastin in 135 subjects. This Phase 1 trial was performed at the Center for Human Drug Research in Leiden, the Netherlands under the auspices of the Stichting Beoordeling Ethiek Biomedisch Onderzoek. PK data, safety and immunogenicity were collected for a total of 98 days after a single 2.0 mg/kg dose. In this trial, ONS-1045 met its primary and secondary endpoints demonstrating a similar PK profile, as well as an immunogenicity profile equivalent to both U.S.- and E.U.-Avastin. Safety was comparable across all three groups. Immunogenicity was low with only one subject in the E.U.-licensed Avastin arm developing an anti-drug antibody, or ADA, at day 98. No neutralizing antibodies were detected in any arm. The results of the Phase 1 trial (shown in the figure included under “—Active Development Portfolio — ONS-5010 — Bevacizumab for Ophthalmic Use”) suggest a high degree of similarity between the three products.

Regulatory Status and Development Plan

Prior to the commencement of the Phase 1 clinical trial in 2015, we received feedback from both the FDA and the EMA, which provided guidance for the clinical trial design and similarity testing approach. We have completed the next series of our regulatory interactions to obtain further guidance on our confirmatory trial design. Based on input from the FDA, EMA, MHRA and the Danish Health and Medicines Agency, we believe we have designed the appropriate confirmatory trial. We have outlicensed all of the emerging markets development rights to third parties. Future development of ONS-1045 as a biosimilar for Avastin in the United States and other developed markets will only occur if we secure a development partner or sell those development rights completely.

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

For many years, anti-VEGF therapy has been the standard of care for many ophthalmic diseases, including wet AMD, DME and BRVO. However, although multiple branded drugs have been approved for these indications (e.g., LUCENTIS, EYLEA and BEOVU), they are very expensive. Doctors who wish to treat their retinal patients with a less expensive anti-VEGF drug often use bevacizumab. But because there is no FDA-approved ophthalmic formulation of bevacizumab, doctors must use repackaged bevacizumab (Avastin) provided by compounding pharmacists. Despite clinicians’ widespread acceptance and use of bevacizumab to treat ophthalmic diseases such as wet AMD, DME and BRVO, no manufacturer has previously sought approval from FDA of bevacizumab for these purposes.

The repackaged bevacizumab for ophthalmic use that is provided by compounding pharmacies can carry known risks of contamination (including silicone oil droplet contamination from syringes) and inconsistent potency, with potentially severe consequences, as leading retinal societies have reported. For these reasons, the retina community and payors have shown interest in the development of an ophthalmic formulation of bevacizumab that could be an on-label alternative to repackaged bevacizumab from compounding pharmacists.

To meet this retinal market need, we are developing ONS-5010 as an investigational ophthalmic formulation of bevacizumab. If approved, it will provide an FDA-approved and European Agency-approved, viable treatment option across the spectrum of anti-VEGF ophthalmic drugs that treat wet AMD, DME and BRVO. Additionally, if approved, it would avoid the safety, sterility, potency, availability and syringe drawbacks that can occur with repackaged bevacizumab from compounding pharmacies.

Additionally, if ONS-5010 is approved and commercialized, we expect to price it responsibly to help mitigate the high cost of on-label treatment for retinal diseases. Both in the U.S. and globally, the high cost of treating retinal diseases such as wet AMD, DME and BRVO can result in patients receiving an insufficient number of treatments, or potentially no treatment at all. Our commercial strategy includes a focus on becoming the step therapy of choice for retinal diseases for branded and long acting options. where an anti-VEGF therapy is indicated. Step therapy is a type of prior authorization for drugs that begins treatment for a medical condition with the most preferred drug therapy and progresses to other therapies only if necessary.

By ensuring the consistent availability of safe, sterile and fully potent on-label bevacizumab for intravitreal injection, at a responsible price, ONS-5010, if approved, has the potential to become the anti-VEGF cornerstone of care for retinal diseases. It may also provide synergies with future long-acting agents and adjunct therapies for advanced treatment of wet AMD, DME and BRVO. ONS-5010 has the potential, if approved and commercialized with a responsible pricing strategy, to help lower the aggregate costs of treating retinal diseases for the overall healthcare system.

To provide additional resources to fund the ONS-5010 program, in addition to pursuing potential strategic collaborations and partnerships for ONS-5010, we also intend to continue to pursue potential strategic collaborations, and partnerships with biotechnology and pharmaceutical companies in the United States and other regions for our clinical stage biosimilar assets, or even the outright sale of the development rights of these assets outside of the emerging markets territories previously licensed. Currently, we have a joint participation agreement in place for ONS-3010 with Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, whereby we share post-Phase 1 development costs with Huahai, and proportionately share the revenues from commercialization of ONS-3010 in the United States, Canada, European Union, or E.U., Japan, Australia and New Zealand. We could also be required to form a joint venture to further develop and commercialize ONS-3010 with Huahai in the agreed countries, if so, requested by Huahai. However, we do not have any other development and commercialization agreements for the United States or for major ex-U.S. markets, such as the E.U. and Japan.

For emerging markets opportunities, in 2012 and 2013, we established early country-specific partnerships for ONS-3010 and ONS-1045 in China with Huahai, in India with IPCA Laboratories Limited, or IPCA, and in Mexico with Laboratories Liomont, S.A. de C.V., or Liomont, and in September 2017 we entered into an agreement with BioLexis Pte. Ltd., or BioLexis, our controlling stockholder, providing for the license of rights to ONS-3010 and ONS-1045 in emerging markets excluding China, India and Mexico. To date, these agreements have collectively provided an aggregate of $29.0 million in payments as of September 30, 2019.

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

MTTR — Strategic Partnership Agreement (ONS-5010)

In February 2018, we entered into a strategic partnership agreement with MTTR, LLC, or MTTR, to advise on regulatory, clinical and commercial strategy and assist in obtaining approval of ONS-5010, our bevacizumab therapeutic product candidate for ophthalmic indications. Under the terms of the agreement, we paid MTTR a $58,333 monthly consulting fee through December 2018. Beginning January 2019, the monthly fee increased to $105,208 per month, and then, after launch of ONS-5010 in the United States, will increase to $170,833 per month (the amount of which is reduced by 50% in the event net sales of ONS-5010 are below a certain threshold million per year). We also agreed to pay MTTR a tiered percentage of the net profits of ONS-5010 ranging in the low- to mid-teens, with the ability to credit monthly fees paid to MTTR. In March 2018, we amended the MTTR agreement and agreed to pay a one-time fee of $268,553 to MTTR by September 2020 if certain regulatory milestones are achieved earlier than anticipated. In June 2019, we entered into a further amendment of our strategic partnership agreement with MTTR pursuant to which we increased the aggregate monthly payments to MTTR under the existing agreement from $105,208 to $170,724 through December 2019 by adding an additional monthly retainer of $115,516, and an offset of $50,000 to the existing monthly retainer while the additional monthly retainer is in effect. MTTR earned an aggregate $1,744,933 and $602,629 during the years ended September 30, 2019 and 2018, respectively, which includes monthly consulting fees and expense reimbursement.

Unless earlier terminated, the MTTR agreement expires, on a country-by-country basis, upon the later of expiration of any regulatory exclusivity in such country and, in certain major market countries, ten years after launch of ONS-5010 in such major market country, and in all other countries in the territory, ten years after launch of ONS-5010 in any country in the territory. Either party may terminate the MTTR agreement upon the uncured material breach of the agreement by the other party or upon a bankruptcy or insolvency of the other party. Additionally, we are permitted to terminate the MTTR agreement in the event of certain specified development or commercial failures of ONS-5010 and may terminate either the entire MTTR agreement or with respect to certain consultants in the event that certain consultants are not able to perform their obligations under the MTTR Agreement, and a suitable replacement consultant is not found. Additionally, in the event of a change of control of our company or sale of our rights to ONS-5010, MTTR will be entitled to additional consideration equal to its profit-sharing percentage multiplied by the value of the applicable transaction that relates to ONS-5010 (subject to certain adjustments).

In November 2018 we appointed Terry Dagnon as our Chief Operating Officer and Jeff Evanson as our Chief Commercial Officer. Although each is an executive officer of our company, they are providing services to us pursuant to our strategic partnership agreement with MTTR, are compensated by MTTR, and each has an ownership interest in MTTR. See also Item 13 “Certain Relationships and Related Transactions, and Director Independence—MTTR LLC - ONS 5010 Strategic Partnership Agreement.”

Selexis — Humira (ONS-3010), Avastin (ONS-5010 and ONS-1045) and Herceptin (ONS-1050)

In October 2011, we entered into a research license agreement with Selexis, whereby we acquired a non-exclusive license to conduct research internally or in collaboration with third parties to develop recombinant proteins from cell lines created in mammalian cells using the Selexis expression technology, or the Selexis Technology. The research license expired on October 9, 2018, and accordingly, we are no longer using the Selexis Technology in our research.

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

We were required to pay an upfront licensing fee of CHF 65,000 (approximately $0.1 million) to Selexis for each commercial license and also agreed to pay up to CHF 365,000 (approximately $0.4 million) in milestone payments for each licensed product. In addition, we are required to pay a single-digit royalty on a final product-by-final product and country-by-country basis, based on worldwide net sales of such final products by us or any of our affiliates or sublicensees during the royalty term. The royalty term for each final product in each country is the period commencing from the first commercial sale of the applicable final product in the applicable country and ending on the expiration of the specified patent coverage. At any time during the term, we have the right to terminate our royalty payment obligation by providing written notice to Selexis and paying Selexis a royalty termination fee of CHF 1,750,000 (approximately $1.8 million). The initiation of our Phase 3 clinical program for ONS-5010 in fiscal 2019 triggered a CHF 65,000 (approximately $0.1 million) milestone payment to Selexis under the commercial license agreement, which we paid in November, 2019. As of September 30, 2019, we have paid Selexis an aggregate of approximately $0.4 million under the commercial license agreements.

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

Ex-U.S. Collaboration and License Agreements

Aside from our joint participation agreement in place for ONS-3010 with Huahai, whereby we agreed to share post-Phase 1 clinical development costs, and proportionately share the revenues from commercialization of ONS-3010 in the United States, Canada, E.U. and Japan, among other markets, and under which we could be required to form a joint venture with Huahai for ONS-3010 if so requested by Huahai, we do not have any commercial license or development agreements for the United States or for major ex-U.S. markets, such as the E.U. or Japan. We currently have collaboration and license agreements for smaller ex-U.S. markets and, collectively, such agreements have provided an aggregate of $29.0 million in payments as of September 30, 2019 for our most advanced biosimilar product candidates. Our contracts include agreements with IPCA (for ONS-3010, ONS-1045 and ONS-1050 in India and other regional markets), Liomont (for ONS-3010 and ONS-1045 in Mexico), Huahai (for ONS-3010 and ONS-1045 in China) and BioLexis (for ONS-3010 and ONS-1045 in emerging markets excluding China, India and Mexico). Our arrangements with these partners generally include a strategic license for a defined territory for agreed biosimilar product candidates and may also include agreements to assist with research and development to assist our contract counterparty in establishing their own mAb research, development and manufacturing capabilities. Under our existing strategic licensing agreements, we generally received an upfront payment upon execution, and have the ability to earn additional regular milestone payments and the right to receive royalties (generally a mid-single digit to low-teens percentage rate) based on net sales in the agreed territory. Our existing agreements to assist with research and development also included an upfront payment upon execution, and we have the ability to earn additional regular milestone payments, and the right to receive royalties (generally a mid-single digit to low-teens percentage rate) based on net sales in the agreed territory.

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

As of September 30, 2019, we have received an aggregate of $5.0 million of payments from IPCA under our various agreements, an aggregate of $3.0 million of payments from Liomont under our various agreements, an aggregate of $16.0 million of payments from Huahai under our various agreements, $10.0 million of which were pursuant to the joint participation agreement and an aggregate of $5.0 million from BioLexis under our joint development and licensing agreement.

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

Wet-AMD Market

AMD is a medical condition that usually affects older adults and generally results in a loss of vision. AMD occurs in “dry” (non-exudative) and “wet” (exudative) forms. Wet AMD is the advanced form of macular degeneration that involves the formation of abnormal and leaky blood vessels in the back of the eye behind the retina, through a process known as choroidal neovascularization. While the wet form accounts for approximately 15% of all AMD cases, according to the National Eye Institute, it is responsible for 90% of severe vision loss associated with AMD. The National Eye Institute also estimates that the prevalence of wet AMD among adults 40 years or older in the United States is approximately 1.75 million people. In addition, more than 200,000 new cases are diagnosed annually in North America.

Competitive Landscape in Wet-AMD

Off-label use of bevacizumab (Avastin) is estimated to be at least 50% of the overall market in the United States. The current FDA approved market leaders for the treatment of wet AMD are VEGF inhibitors, including LUCENTIS and EYLEA. Annual revenue (worldwide) was approximately $9.0 billion in 2018 for the approved anti-VEGF therapeutics LUCENTIS and EYLEA alone. Additionally, in 2019, BEOVU (brolucizumbab-dbll) was approved by the FDA as another anti-VEGF for the treatment of wet AMD. Bevacizumab, LUCENTIS, EYLEA and BEOVU are all administered via frequent intravitreal injections directly into the eye. We are developing ONS-5010 as an approved bevacizumab for the treatment of wet AMD, as well as DME and BRVO.

In addition to the other treatments used in patients with wet AMD, there are various other companies with product candidates in Phase 1, 2 and 3 clinical trials for the treatment of wet AMD. Programs currently in Phase 2 or Phase 3 clinical trials include, but are not limited to:

•	Abicipar Pegol, a VEGF targeting DARPin molecule being developed by Allergan plc;
•	X-82, an oral tyrosine kinase inhibitor being developed by Tyrogenex, Inc.;
•	ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics LLC;
•	Zimura, a C-3 inhibitor being developed by Ophthotech Corporation;
•	RG7716, a bispecific antibody to both VEGF-A and Ang2 being developed by Hoffman-La Roche AG;
•	OPT-302, an inhibitor of VEGF-C and VEGF-D being developed by Opthea Limited; and
•	PAN-90806, a selective inhibitor of VEGF being developed by PanOptica Inc.

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

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring E.U. oppositions and pending intellectual property rights, preparing litigation strategies in view of the U.S. legislative framework and filing U.S. and international patent applications on technologies, inventions and improvements that are important to our business. As of September 30, 2019, we own one U.S. patent, one foreign patent, seven pending U.S. non-provisional applications, and 50 pending international applications that were nationalized from eight Patent Cooperation Treaty, or PCT, applications, and one pending PCT application, which relate to formulations developed for ONS-3010, ONS-5010/ONS-1045 and ONS-1050, methods of antibody purification, methods for purifying antibodies to separate isoforms, methods of use, methods of reducing high molecular weight species, and modulating afucosylated species as well as efficiently determining the amino acid sequence of antibodies. Our first PCT application was nationalized in April 2016 in Australia, Canada, China, Europe, Hong Kong, India, Japan, Mexico and the United States. If granted, patents issuing from these nine applications are expected to expire in 2034, absent any adjustments or extensions. Our second PCT application was nationalized in July 2017 in Europe and the United States. If granted, patents issuing from these two applications are expected to expire in 2036, absent any adjustments or extensions. Our third PCT application was nationalized in June 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2036, absent any adjustments or extensions. Our fourth PCT application was nationalized in July 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our fifth PCT application was nationalized in July 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our sixth PCT application was nationalized in July 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our seventh PCT application was nationalized in August 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our eighth PCT application was nationalized in August 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Any patents that may eventually issue claiming priority to our provisional patent application are expected to expire in 2039. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the
•	FDA’s current Good Laboratory Practices, or GLP, regulation;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;

•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and
•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so- called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes requirements regarding the privacy and security of individually identifiable health information, including mandatory contractual terms, for covered entities, or certain healthcare providers, health plans, and healthcare clearinghouses, and their business associates that provide services to the covered entity that involve individually identifiable health information. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA.

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

Certain states also impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. Certain states and local governments require the registration of pharmaceutical sales representatives. Additionally, analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers. State laws may also apply that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers or other potential referral sources. In addition, certain states require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing. In addition, state and local laws may require the registration of pharmaceutical sales representatives. We may also be subject to, and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare Reform

The Affordable Care Act has had, and is expected to continue to have, a significant impact on the healthcare industry. The Affordable Care Act was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the Affordable Care Act expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. There have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing or delaying penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain Affordable Care Act-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 15, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress. While the Texas U.S. District Court Judge, as well as the current presidential administration and the Centers for Medicare & Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision. We continue to evaluate the effect that the Affordable Care Act has on our business. Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers. In addition, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation. In addition, the current presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started soliciting feedback on some of these measures and, at the same, is implementing others under its existing authority. While some of these measures may require additional authorization to become effective, U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. Although a number of these, and other measures may require authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The Affordable Care Act, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could harm our future revenues.

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

Employees

As of September 30, 2019, we had 14 full-time employees, two of whom were primarily engaged in research and development activities and two of whom have a Ph.D. degree. We also have two full-time consultants, who act as executive officers. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Facilities

We occupy approximately 66,000 square feet of office, manufacturing and laboratory space in Cranbury, New Jersey, under a lease, as amended, that expires in February 2028. Most of this space is no longer being used by us and we are in the process of attempting to sublease all or part of the facility to reduce expenses.

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

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be adversely affected. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur significant losses and negative cash flows from operations for at least the next 12 months.

We are a late clinical-stage biopharmaceutical company and we have incurred net losses in each year since our inception in January 5, 2010, including net losses of $34.5 million and $30.1 million for the years ended September 30, 2019 and 2018, respectively.

We have devoted substantially all of our financial resources to identify, develop and manufacture our product candidates, including conducting, among other things, analytical characterization, process development and manufacture, formulation and clinical trials, regulatory filing and communication activities and providing general and administrative support for these operations. To date, none of our product candidates have been approved for sale and we have financed our operations primarily through the sale of equity securities and debt financings, as well as to a limited degree, payments under our co-development and license agreements with Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, Laboratorios Liomont, S.A. de C.V., or Liomont, IPCA Laboratories Limited, or IPCA, and BioLexis Pte. Ltd., or BioLexis. The amount of our future net losses will depend, in part, on our ability to generate revenue from product sales, the rate of our future expenditures and our ability to obtain funding through equity or debt financing or strategic licensing or co-development collaborations.

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

Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in their audit report, our auditors have included an explanatory paragraph that states that we have incurred recurring losses and negative cash flows from operations and have a stockholders' deficit at September 30, 2019 of $16.1 million, $6.7 million of convertible senior secured notes that become due on December 22, 2019, $3.6 million unsecured indebtedness due on demand, and $1.0 million of unsecured notes also due on demand, but subject to a forbearance agreement through March 2020. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, our securityholders may lose some or all of their investment in our company.

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

Developing product candidates is an expensive, risky and lengthy process. We are currently advancing ONS-5010 through clinical development but have decided to secure additional development partners before advancing our biosimilar product candidates into and through clinical trials. Our expenses may increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, ONS-5010.

As of September 30, 2019, our cash balance was $8.0 million. We expect that our current cash resources and anticipated proceeds from the sale of New Jersey net operating losses, or NOLs, and research and development credits, will be sufficient to fund our operations into March 2020, excluding any repayment of debt. We will require substantial additional capital to complete the clinical development of, obtain regulatory approvals for, and commercialize ONS-5010. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We cannot be certain that ONS-5010 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval in our targeted markets. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market ONS-5010 in the United States until we receive approval from the FDA, or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization.

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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, we only completed enrollment in the NORSE 1 pivotal study in August 2019, which was delayed from our original expectation of March 2019. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical trials;
•	delays in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•	delays in obtaining required IRB approval at each clinical trial site;
•	imposition of a clinical hold by regulatory agencies, after review of an investigational new drug, or IND, application or amendment or equivalent filing, or an inspection of our clinical trial operations or trial sites, or as a result of adverse events reported during a clinical trial;
•	further delays in recruiting suitable patients to participate in our clinical trials;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements or applicable regulatory guidelines in other countries;
•	delays in having subjects complete participation in a study or return for post-treatment follow-up, or subjects dropping out of a study;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical trials of our product candidates being greater than we anticipate;
•	clinical trials of our product candidates producing negative or inconclusive results, which may result in us deciding or regulators requiring us to conduct additional clinical trials or abandon product development programs; and
•	delays in manufacturing, testing, releasing, validating or importing/exporting and/or distributing sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

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

Before obtaining marketing approval from the FDA for the sale of ONS-5010 in any indication, we must conduct extensive clinical studies to demonstrate the safety and efficacy of ONS-5010. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by CROs, and other third parties for regulatory submissions for ONS-5010. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

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

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Novartis, which currently markets LUCENTIS and Regeneron, with their product Eylea, both of which have been approved for use in patients with wet AMD. Furthermore, the cancer drug Avastin, sold by Roche, is used off-label in wet AMD patients although it has not been approved for use in these patients. Our ONS-5010 is being developed as an approved alternative to the use of off-label Avastin as well as the much more expensive approved therapies. In addition, these companies and other, smaller, biotechnology and pharmaceutical companies are also developing new treatments for wet AMD and are at various stages of pre-clinical and clinical development.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of ONS-5010, or any other product candidates we may pursue, will depend in part on the medical community, patients and third-party payors accepting our product candidates as medically useful, cost-effective and safe. Even though we expect to be able to price ONS-5010 responsibly, if approved, there is no guarantee that ONS-5010 or any other product that we bring to the market will gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Even if ONS-5010 is approved, off-label repackaging of Avastin at compounding pharmacies may continue, which could have a material adverse effect on our business and financial condition.

It is currently estimated that Avastin accounts for at least 50% of wet AMD prescriptions in the United States, notwithstanding that such use is off-label and requires repackaging at a compounding pharmacy. Even if ONS-5010 is approved for use as a treatment for wet AMD, there is no guarantee that we will be effective in reducing, the off-label use of Avastin and other drugs in the United States or other major markets where we plan to seek regulatory approval and market ONS-5010 if approved. If we are not successful in reducing off-label use of Avastin or other drugs with ONS-5010, our business and financial condition could be adversely affected.

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

Because we are a late clinical stage biopharmaceutical company, we have found it necessary to enter into alliances with other companies. For example, we entered into a strategic partnership agreement for consulting services for ONS-5010, pursuant to which we pay a monthly fee and may have to share a portion of net profits, if any. We have also entered into service agreements for clinical trials, and co-development and license agreements for our biosimilar product candidates. In the future, we may also find it necessary to form other alliances or joint ventures with major pharmaceutical companies to jointly develop and/or commercialize the inactive biosimilar product candidates in our pipeline and any other product candidates that we may develop. In such alliances, we would expect our collaboration partners to provide substantial capabilities in regulatory affairs, as well as sales and marketing. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. If we are unable to secure or maintain such alliances, we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

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

Pricing, coverage and reimbursement of ONS-5010, or any other product candidates we may develop in the future, if approved, may not be adequate to support our commercial infrastructure. Our per-patient prices may not be sufficient to recover our development costs and potentially achieve profitability. The availability of coverage and adequacy of reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments such as ours, if approved. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of ONS-5010 and any of our other product candidates will be paid for by third-party payors such as health maintenance, managed care organizations, pharmacy benefit and similar healthcare management organizations private health insurers and other third-party payors. If coverage and reimbursement are not available, or are available only at insufficient levels, we may not be able to successfully commercialize our product candidates. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if coverage is provided, the approved reimbursement amount may not be adequate to allow us to realize a return on our investment.

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

Outside the United States, pharmaceutical businesses are generally subject to extensive governmental price controls and other market regulations. We believe the increasing emphasis on cost-containment initiatives in the E.U., Canada and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Previously, we manufactured bulk drug substance for preclinical and clinical supplies of our product candidates in our in-house facility. Our business could be harmed if our new contract manufacturer is unable to manufacture our product candidates at the necessary quantity or quality levels.

We no longer have the infrastructure or capability internally to manufacture supplies of ONS-5010, or any other product candidate, for use in clinical development, and we lack the resources and the capability to manufacture any product candidates on a clinical or commercial scale. If we are unable to manufacture or have manufactured sufficient supplies of ONS-5010 or any other product candidates, our development efforts would be delayed, which would adversely affect our business and prospects. We have selected FUJIFILM Diosynth Biotechnologies to manufacture and supply us with our product candidates for future clinical development, as well as to establish commercial supplies of our product candidates. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is time consuming and we may not be able to achieve such transfer or do so in a timely manner. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

If ONS-5010 or any of our product candidates are approved, we may need to enter into agreements with another third party for contract manufacturing in order to produce the quantities necessary to meet anticipated market demand. If we are unable to build and stock our product candidates in sufficient quantities to meet the requirements for the launch of these candidates or to meet future demand, our revenue and gross margins could be adversely affected. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for our product candidates or materials used to produce them on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or market them.

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

We currently engage single source suppliers for clinical trial services and multiple source suppliers for future drug substance manufacturing, f ill-finish manufacturing and product testing of ONS-5010. The loss of any of these suppliers, or any future single source suppliers, could harm our business.

Our ONS-5010 product candidate is fill-finished by Ajinomoto Bio-Pharma Services, Inc., or Ajinomoto. As such, we are heavily dependent on Ajinomoto for supplying us with sufficient supply of ONS-5010. Additionally, we no longer plan to manufacture ONS-5010 bulk drug substance at our facilities and have selected FUJIFILM Diosynth Biotechnologies to conduct all future manufacturing of ONS-5010 bulk drug substance. Although we believe that there are alternate sources for these services, we cannot assure you that identifying and establishing new relationships would not result in significant delay in the development of ONS-5010. Additionally, we may not be able to enter into arrangements with alternative vendors on commercially reasonable terms, or at all. A delay in the development of ONS-5010 or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers could negatively impact our business.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. We have conducted patent searches for third-party patents with respect to our lead product candidate, and are not aware of third-party patent families with claims that, if valid and enforceable, could be construed to cover such product candidates or their respective methods of manufacture or use. We cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. The existence of any patent with valid and enforceable claims covering one or more of our product candidates could cause substantial delays in our ability to introduce a candidate into the U.S. market if the term of such patent extends beyond our desired product launch date.

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

We have one issued patent and when and if we do obtain additional issued patents, we may discover that competitors are infringing these patents. Expensive and time-consuming litigation may be required to enforce our patents. If we or one of our collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including but not limited to lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone involved in the prosecution of the patent withheld relevant or material information related to the patentability of the invention from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly and decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.

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

We currently have one issued patent. If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to prevent competitors from using technologies we consider important in our successful development and commercialization of our product candidates, resulting in loss of any potential competitive advantage our patents may have otherwise afforded us.

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

In addition to our one issued patent, we have filed over 50 patent applications in the U.S. and other jurisdictions, which are currently pending, directed to various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will be issued, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened or infringed by third parties. Any successful actions by third parties to challenge the validity or enforceability of any patents that may be issued to us could deprive us of the ability to prevent others from using the technologies claimed in such issued patents.

Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

We have filed patent applications directed to our own proprietary formulations and processes for our product candidates when we have believed securing such patents may afford a competitive advantage. For example, the companies that originated Humira and Avastin® (AbbVie and Genentech, respectively) own patents directed to formulations for these products. Rather than wait for the expiration of these formulation patents, we have developed our own proprietary formulations for these products that we believe are not covered by valid claims of third-party patents, including AbbVie or Genentech’s formulation patents; and we have filed patent applications directed to our formulations. We cannot guarantee that our proprietary formulations will avoid infringement of third-party patents. Moreover, because competitors may be able to develop their own proprietary product formulations, it is uncertain whether issuance of any of our pending patent applications directed to formulations of adalimumab (Humira) and bevacizumab (Avastin®) would cover the formulations of any competitors. For example, we are aware that Sandoz is developing biosimilar versions of adalimumab (Humira) and has filed patent applications directed to formulations of adalimumab (Humira). We are also aware that Boehringer is developing a biosimilar version of adalimumab (Humira) and has filed a patent application directed to formulations of adalimumab (Humira). We have also filed patent applications, none of which have yet issued, directed to aspects of our downstream manufacturing processes for various biosimilars, including ONS-3010. In contrast to our patent applications directed to formulations of ONS-3010, the proprietary technologies embodied in our process-related patent filings, while directed to inventions we believe may provide us with competitive advantage, were not developed by us to avoid third-party patents. As in the case of our formulation patent filings, it is highly uncertain and we cannot predict whether our patent filings on process enhancements will afford us a competitive advantage against third parties.

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

We currently have rights to certain intellectual property through licenses from third parties, including Selexis, to develop ONS-5010/ONS-1045 and ONS-3010. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Although a substantial amount of our current effort will focus on the continued clinical testing, potential approval and commercialization of ONS-5010, the long-term success of our business also depends upon our ability to identify, develop and commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our development efforts may fail to yield additional product candidates suitable for clinical development and commercialization for a number of reasons, including but not limited to the following:

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

In the United States, there have been and continue to be a number of legislative initiatives to improve the access to and quality of healthcare, and to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or together, the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, imposes a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extends the rebate program to individuals enrolled in Medicaid managed care organizations, adds a provision to increase the Medicaid rebate for line extensions or reformulated drugs, establishes annual fees on manufacturers and importers of certain branded prescription drugs and biologic agents, and promotes a new Medicare Part D coverage gap discount program. The Affordable Care Act also expands eligibility for Medicaid programs and introduced a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. There have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing or delaying penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain Affordable Care Act-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 15, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress. While the Texas U.S. District Court Judge, as well as the current presidential administration and the Centers for Medicare & Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken. Additionally, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. In addition, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation. In addition, the current presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started soliciting feedback on some of these measures and, at the same, is implementing others under its existing authority. Although a number of these, and other measures may require authorization through additional legislation to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug product costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our operations are directly and indirectly through our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject to various federal and state fraud and abuse laws, including without limitation, the federal Anti-Kickback Statute, the civil False Claims Act and physician sunshine laws and regulations. These laws may impact, among other things, our clinical research, proposed sales, marketing and education programs. In addition, we may be subject to patient data privacy and security regulation by both the federal government and the states in which we conduct our business. The healthcare laws that may affect our ability to operate include but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce, reward, or in return for either the referral of an individual for, or the purchase, recommendation, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which can be enforced by private individuals through civil whistleblower or qui tam actions, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other government health programs that are false or fraudulent and which may apply to entities that provide coding and billing advice to customers;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain requirements, including mandatory contractual terms, relating to the privacy, security and transmission of individually identifiable health information on health plans, certain healthcare providers, and healthcare clearinghouses, known as covered entities, and their business associates that provide services to the covered entity that involve individually identifiable health information;

•	the federal legislation commonly referred to as the Physician Payments Sunshine Act under the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by such manufacturers to physicians and teaching hospitals and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and

•	analogous state and foreign laws and regulations, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

As of September 30, 2019, BioLexis beneficially owns 23,589,499 shares of our common stock, which includes 1,225,789 shares of common stock issuable upon conversion of 66,451 shares of our voting Series A-1 convertible preferred stock and 8,294,216 shares of common stock issuable upon exercise of warrants outstanding. Accordingly, BioLexis currently beneficially owns approximately 61.8% of our common stock and controls 51.2% of our outstanding voting power. Under an investor rights agreement, as amended, with BioLexis, BioLexis also currently has the power to designate a majority of our board of directors, and two of our five board members were designated by BioLexis. BioLexis’ interests may not coincide with the interests of other securityholders. BioLexis has the ability to influence our company through both its ownership position and control of our board of directors, which may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our securityholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of March 31 (the end of our second fiscal quarter) of any fiscal year before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following September 30 (the last day of our fiscal year) or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our securities less attractive because we may rely on this exemption. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

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

Pursuant to the 2015 Equity Incentive Plan, or the 2015 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2015 Plan, the number of shares of our common stock reserved for issuance as of September 30, 2019 was 1,309,950 shares, and our stockholders approved an increase of an additional 1,500,000 shares at our 2019 annual meeting of stockholders held on September 12, 2019. The number of shares available for future grant under the 2015 Plan also provides for an “evergreen” increase on an annual basis unless our board of directors determines otherwise. In addition, we have reserved shares for issuance under our 2016 Employee Stock Purchase Plan, or the ESPP, which similarly provides for an annual “evergreen” increase unless determined otherwise by our board of directors. If our board of directors does not elect to reduce the annual increases in the number of shares available for future grant under the 2015 Plan or the ESPP, our stockholders may experience additional dilution, which could cause the market price of our securities to fall. We also currently have issued and outstanding a number of warrants to purchase an aggregate of 15,968,013 shares of our common stock, at prices ranging from $2.90 to $12.00 per share, as well as shares of our Series A-1 convertible preferred stock, which are currently convertible into an aggregate 1,225,789 shares of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Recently enacted U.S. tax legislation has also impacted the ability to fully utilize NOL carryforwards generated in periods after December 31, 2017. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

We do not intend to pay dividends on our capital stock, and as such any returns will be limited to the value of our securities.

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to securityholders will therefore be limited to the appreciation of their securities. In addition, our senior secured notes issued December 2016 through May 2017 restrict our ability to pay dividends, and the terms of our Series A-1 convertible preferred stock may also act to limit our ability to pay dividends as we may not declare or pay any dividends on our common stock unless we also concurrently declare and set aside for payment or distribution, as applicable, participating dividends for our Series A-1 convertible preferred stock.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws, as amended, provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, as amended, or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the U.S. federal courts have exclusive jurisdiction.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are located in Cranbury, New Jersey where we occupy approximately 66,000 square feet of office, manufacturing and laboratory space under a lease that expires in February 2028. Our current needs do not require the amount of space in our existing facilities and we are in the process of attempting to sublease all or part of the facility to reduce expenses.

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

On December 16, 2019, the closing sale price of our common stock was $1.21, and of our Series A warrants was $0.17.

Common Stockholders

As of December 16, 2019, there were approximately 107 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Preferred Stockholders

As of December 16, 2019, there were 66,451 shares of our Series A-1 Convertible Preferred Stock, par value $0.01 per share, or the Series A-1 Convertible, issued and outstanding, all of which were held by one record holder, BioLexis.

Series A Warrant Holders

As of December 16, 2019, there was one holder of record of our Series A warrants. The actual number of warrantholders is greater than this number of record holders, and includes warrantholders who are beneficial owners, but whose warrants are held in street name by brokers and other nominees. This number of holders of record also does not include warrantholders whose shares may be held in trust by other entities. Each Series A warrant has an exercise price of $12.00 and is exercisable until February 18, 2022. The exercise price and number of shares issuable upon exercise of the Series A warrants may be adjusted upon the occurrence of certain events, including but not limited to any stock split, stock dividend, extraordinary dividend, recapitalization, reorganization, merger or consolidation. The Series A warrant holders do not have rights or privileges of holders of common stock or any voting rights until they exercise their warrants and receive common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our outstanding senior secured notes issued in December 2016 restrict our ability to pay dividends. The terms of our Series A-1 convertible preferred stock may also act to limit our ability to pay dividends as we may not declare or pay any dividends on our common stock unless we also concurrently declare and set aside for payment or distribution, as applicable, participating dividends for our Series A-1 convertible preferred stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year ended September 30, 2019.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

Overview

We are a late clinical-stage biopharmaceutical company working to develop the first U.S. Food and Drug Administration, or FDA,-approved ophthalmic formulation of bevacizumab for use in retinal indications. Our goal is to launch ONS-5010 as the first and only approved bevacizumab in the United States, Europe, Japan and other markets for the treatment of wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO.

ONS-5010 is an investigational ophthalmic formulation of bevacizumab under development to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. The study design for our Phase 3 clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019.

Our Phase 3 program for ONS-5010 in wet AMD involves two clinical trials, which we refer to as NORSE 1 and NORSE 2, evaluating ONS-5010 against ranibizumab (LUCENTIS). Enrollment in the NORSE 1 study is complete with 61 patients enrolled, all in Australia. The NORSE 2 study has been initiated and began enrolling wet AMD patients in July 2019. The NORSE 2 study is expected to enroll a total of at least 220 patients and will be conducted in the United States. The endpoint for both studies is a mean increase in baseline visual acuity at 11 months for ONS-5010 dosed on a monthly basis compared to LUCENTIS dosed using the alternative PIER clinical trial dosing regimen of three-monthly doses followed by quarterly dosing. Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retinal diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. If the ONS-5010 clinical program is successful, it will support our plans to submit for regulatory approval in multiple markets in 2021 including the United States, Europe and Japan. Because there are no approved bevacizumab products for the treatment of retinal diseases in such major markets, we are developing ONS-5010 as a standard Biologics License Application, or BLA and not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of bevacizumab. Off-label use of bevacizumab is currently estimated to account for at least 50% of all wet AMD prescriptions in the United States.

Through September 30, 2019, we have funded substantially all of our operations with $241.4 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements.

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

In June 2019, we redeemed approximately $1.8 million outstanding aggregate principal amount of our senior secured notes and entered into a third note amendment with the holders of the remaining $6.7 million outstanding aggregate principal amount of such notes. Under the third amendment, we amended the maturity date of the senior secured notes to December 22, 2019 and removed the scheduled payments of principal and interest of approximately $5.0 million that were previously to have occurred in June, July and August 2019. We also agreed to increase the interest rate payable on such senior secured notes to 12.0% per annum from 5.0% per annum.

In September 2019, the holder of $1.0 million outstanding principal and interest of our unsecured notes began exchanging the outstanding principal and interest from those notes for our common stock per the terms of a forbearance and exchange agreement dated March 7, 2019. During September 2019, a total of $0.5 million of principal and accrued interest on these notes was exchanged for an aggregate 372,888 shares of our common stock. Subsequently, the holder exchanged the remaining approximately $1.5 million of accrued interest and principal for an aggregate 1,475,258 shares of our common stock between October 1, 2019 and December 5, 2019 and such notes are no longer outstanding.

On December 11, 2019, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.6  million of our unused New Jersey net operating losses, or NOLs, and research and development tax credits, or R&D credits. We anticipate proceeds from the sale of these New Jersey NOLs and R&D credits in the first calendar quarter of calendar year 2020. We received $3.4 million of proceeds from the sale of the New Jersey NOLs and R&D credits during fiscal 2019.

As described in their audit report included elsewhere in this Annual Report on Form 10-K, our auditors have included an explanatory paragraph that states that we have incurred recurring losses and negative cash flows from operations and have a stockholders’ deficit at September 30, 2019 of $16.1 million, $6.7 million of senior secured notes that mature on December 22, 2019, $3.6 million unsecured notes that are due on demand, and $1.0 million of unsecured notes that are due on demand, but are subject to a forbearance agreement through March 7, 2020. We will need to raise substantial additional capital to fund our planned future operations, commence clinical trials, receive approval for and commercialize ONS-5010, or to develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities, and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current cash resources of $8.0 million as of September 30, 2019 and anticipated proceeds from the sale of New Jersey NOLs and R&D credits are expected to fund our operations into March 2020, excluding any repayment of debt. To provide additional working capital, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to ONS-5010. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements, we may be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We do not have any products approved for sale and we have only generated revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the year ended September 30, 2019 was $34.5 million. We also had a net loss of $30.1 million for the year ended September 30, 2018. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

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

MTTR, LLC – ONS 5010

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

In June 2019, we entered into a further amendment of our strategic partnership agreement with MTTR pursuant to which we increased the aggregate monthly payments to MTTR under the existing agreement from $105,208 to $170,724 through December 2019 by adding an additional monthly retainer of $115,516, and an offset of $50,000 to the existing monthly retainer while the additional monthly retainer is in effect. MTTR earned an aggregate $1,744,933 and $602,629 during the years ended September 30, 2019 and 2018, respectively, which includes monthly consulting fees and expense reimbursement.

Unless earlier terminated, the MTTR agreement expires, on a country-by-country basis, upon the later of expiration of any regulatory exclusivity in such country and, in certain major market countries, ten years after launch of ONS-5010 in such major market country, and in all other countries in the territory, ten years after launch of ONS-5010 in any country in the territory. Either party may terminate the MTTR agreement upon the uncured material breach of the agreement by the other party or upon a bankruptcy or insolvency of the other party. Additionally, we are permitted to terminate the MTTR agreement in the event of certain specified development or commercial failures of ONS-5010 and may terminate either the entire MTTR agreement or with respect to certain consultants in the event that certain consultants are not able to perform their obligations under the MTTR Agreement, and a suitable replacement consultant is not found. Additionally, in the event of a change of control of our company or sale of our rights to ONS-5010, MTTR will be entitled to additional consideration equal to its profit sharing percentage multiplied by the value of the applicable transaction that relates to ONS-5010 (subject to certain adjustments).

In November 2018 we appointed Terry Dagnon as our Chief Operating Officer and Jeff Evanson as our Chief Commercial Officer. Although each is an executive officer of our company, they are providing services to us pursuant to our strategic partnership agreement with MTTR, are compensated by MTTR, and each has an ownership interest in MTTR. See also Item 13 “Certain Relationships and Related Transactions, and Director Independence—MTTR LLC - ONS 5010 Strategic Partnership Agreement.”

Selexis SA

In October 2011, we entered into a research license agreement with Selexis whereby we acquired a non-exclusive license to conduct research internally or in collaboration with third parties to develop recombinant proteins from cell lines created in mammalian cells using the Selexis expression technology, or the Selexis Technology. The research license expired on October 9, 2018 and accordingly, we are no longer using the Selexis Technology in our research.

Selexis also granted us a non-transferrable option to obtain a perpetual, non-exclusive, worldwide commercial license under the Selexis Technology to manufacture, or have manufactured, a recombinant protein produced by a cell line developed using the Selexis Technology for clinical testing and commercial sale. We exercised this option in April 2013 and entered into three commercial license agreements with Selexis for our ONS-3010, ONS-1045 (which covers ONS-5010) and ONS-1050 product candidates. We paid an upfront licensing fee to Selexis for each commercial license and also agreed to pay a fixed milestone payment for each licensed product. In addition, we are required to pay a single-digit royalty on a final product-by-final product and country-by-country basis, based on worldwide net sales of such final products by us or any of our affiliates or sub-licensees during the royalty term. At any time during the term, we have the right to terminate our royalty payment obligation by providing written notice to Selexis and paying Selexis a royalty termination fee. The initiation of our Phase 3 clinical program for ONS-5010 triggered a CHF 65,000 (approximately $0.1 million) a milestone payment under the commercial license agreement, which we paid in November 2019.

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

Each of our collaboration and licensing agreements was considered to be a multiple-element arrangement for accounting purposes. We determined that there were two deliverables; specifically, the license to our product candidate and the related research and development services that we were obligated to provide. We concluded that these deliverables should be accounted for as a single unit of accounting and revenue was being recognized on a straight-line basis through the estimated period of completion of our obligations under the agreement. As of September 30, 2019, all future development will be completed by our partners without any further assistance by us. As a result, we recognized all remaining deferred revenue under our collaboration agreements as of September 30, 2019.

Research and Development Expenses

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

•	expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
•	expenses incurred by us directly, as well as under agreements with contract manufacturing organizations, or CMOs, for manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
•	outsourced professional scientific development services;
•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	payments made under a third-party assignment agreement, under which we acquired intellectual property;
•	expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
•	laboratory materials and supplies used to support our research activities; and
•	allocated expenses, utilities and other facility-related costs.

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

Interest Expense

Interest expense consists of cash paid and non-cash interest expense related to our senior secured notes, and unsecured notes with current and former stockholders, equipment loans, capital lease and other finance obligations.

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $0.6 million during the year ended September 30, 2019 in connection with a March 2019 forbearance and exchange agreement in respect of two previously issued unsecured stockholder notes having an aggregate original principal amount of $1.0 million and outstanding balance of $1.9 million including accrued interest; and the June 2019 third note amendment of our $6.7 million outstanding aggregate principal amount of senior secured notes in which (i) the maturity date of the senior secured notes was amended to December 22, 2019, (ii) the scheduled payments of principal and interest on or prior to each of June 30, 2019; July 31, 2019; and August 31, 2019 were removed, and (iii) the interest rate payable on such senior secured notes was increased to 12.0% per annum from 5.0% per annum.

We recorded a loss on the extinguishment of debt of $1.3 million during the year ended September 30, 2018 related to the exchange of $1.5 million aggregate principal amount of our senior secured notes for shares of our Series B Convertible preferred stock.

Change in Fair Value of Warrant Liability

Warrants to purchase our common stock that have been issued in conjunction with our senior secured notes are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations as other (income) expense.

Income Taxes

During the years ended September 30, 2019 and 2018, we sold New Jersey State net operating losses in the amount of $31.2 million and $38.5, respectively, and in the year ended September 30, 2019, unused R&D tax credits in the amount of $0.9 million, resulting in the recognition of income tax benefits of $3.4 million and $3.2 million respectively, recorded in the Company’s statement of operations.

Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey state NOLs and research credits) for the net losses we have incurred in each year or on our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2019, we had federal and state NOL carryforwards of $202.7 million and $71.8 million, respectively that will begin to expire in 2030 and 2037, respectively. As of September 30, 2019, we had federal foreign tax credit carryforwards of $2.4 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2019, we also had federal research and development tax credit carryforwards of $7.0 million which begin to expire in 2032.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have not completed a study to assess whether an ownership change has occurred in the past. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our IPO, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs are also subject to international regulations, which could restrict our ability to utilize our NOLs.

Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Results of Operations

Comparison of Years Ended September 30, 2019 and 2018

	Year ended September 30,
	2019	2018	Change
Collaboration revenues	$8,146,123	$3,087,560	$5,058,563

Operating expenses:
Research and development	23,805,251	18,504,035	5,301,216
General and administrative	9,369,823	14,227,828	(4,858,005)
Impairment of property and equipment	11,270,110	-	11,270,110
	44,445,184	32,731,863	11,713,321

Loss from operations	(36,299,061)	(29,644,303)	(6,654,758)

Interest expense, net	3,466,688	3,891,250	(424,562)
Loss on extinguishment of debt	607,240	1,252,353	(645,113)
Change in fair value of warrant liability	(2,438,201)	(1,047,729)	(1,390,472)
Loss before income taxes	(37,934,788)	(33,740,177)	(4,194,611)
Income tax benefit	(3,411,001)	(3,648,216)	237,215
Net loss	$(34,523,787)	$(30,091,961)	$(4,431,826)

Collaboration Revenues

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the years ended September 30, 2019 and 2018:

	Year ended September 30,
	2019	2018
IPCA Collaboration	$1,664,085	$261,072
Liomont Collaboration	1,097,412	236,641
Huahai Collaboration	4,828,584	714,848
BioLexis Collaboration	556,042	1,874,999
	$8,146,123	$3,087,560

Collaboration revenues increased $5.1 million for the year ended September 30, 2019 compared to the year ended September 30, 2018. The increase was primarily due to the full recognition of IPCA, Liomont, and Huahai deferred revenue during the fourth quarter of fiscal 2019 after we had assessed that we did not have any further performance obligations on these collaboration arrangements. During fourth quarter of fiscal year 2019, we substantially completed our efforts to outsource the commercial manufacturing and remaining development for the ONS-5010 program, resulting in the termination of the majority of manufacturing and development personnel and initiation of efforts to sell or transfer excess manufacturing, laboratory and related computer equipment no longer required for the development of ONS-5010. As a result, we no longer have the internal capability to support our inactive development programs for ONS-3010 (biosimilar for Humira) and ONS-1045 (biosimilar for Avastin) and do not intend to complete the development of these assets in the United States and other developed markets. All future development for the biosimilar programs, if any, will be completed by our existing, or potential future, partners without further assistance from us. The increase in IPCA, Liomont, and Huahai revenue was offset by a $1.3 million decrease from the BioLexis collaboration revenue due to the full recognition of related milestones in the second quarter of fiscal 2019.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the years ended September 30, 2019 and 2018:

	Year ended September 30,
	2019	2018
ONS-5010 development	$11,163,383	$6,540,433
Settlement of clinical development contract	-	(3,228,613)
Compensation and related benefits	5,618,375	6,911,910
Stock-based compensation	37,053	19,450
Other research and development	6,986,440	8,260,855
Total research and development expenses	$23,805,251	$18,504,035

Research and development expenses for the year ended September 30, 2019 increased by $5.3 million compared to the year ended September 30, 2018. The increase was primarily due to increased ONS-5010 development costs of $4.6 million as we progressed into Phase 3 clinical trials near the end of fiscal year 2018. In addition, 2018 reflects a $3.2 million favorable settlement of a contract related to our inactive biosimilar product candidates. The increase was offset by a $1.3 million decrease in compensation and related benefits and a $1.3 million decrease in other research and development expenses due to reduction in headcount and closure of our manufacturing and laboratory facilities resulting from our decision to outsource the commercial manufacturing and remaining development for the ONS-5010 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the years ended September 30, 2019 and 2018:

	Year ended September 30,
	2019	2018
Professional fees	$4,028,104	$3,155,658
Compensation and related benefits	1,281,442	2,451,796
Stock-based compensation	1,276,282	1,966,420
Facilities, fees and other related costs	2,783,995	6,653,954
Total general and administrative expenses	$9,369,823	$14,227,828

General and administrative expenses for the year ended September 30, 2019 decreased by $4.9 million compared to the year ended September 30, 2018. The decrease was primarily due to a $4.2 million lease termination charge incurred during the fourth quarter of fiscal 2018, reduction in compensation and related benefits of $1.2 million and stock-based compensation expense of $0.7 million, resulting from staff reductions connected with the closure of our manufacturing facility and laboratory facilities. These decreases were offset by an increase in professional fees of $0.9 million and $0.5 million increase in lease termination obligation accretion costs.

Impairment of property and equipment

We recognized a loss on impairment of property and equipment of $11.3 million for the year ended September 30, 2019. The impairment was recognized due to the substantial completion of our efforts to outsource the commercial manufacturing and remaining development for the ONS-5010 program during the fourth quarter of fiscal 2019. As a result, we are no longer using the manufacturing or development areas of our facility and have been engaged in an effort to sublease all or a portion of the facility and sell or transfer excess manufacturing, laboratory and related computer equipment no longer required for the development of ONS-5010. For a discussion of the impairment analysis, refer to Item 8 “Consolidated Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements – Note 5 - Property and Equipment.”

Interest Expense, Net

Interest expense, net decreased by $0.4 million to $3.5 million for the year ended September 30, 2019 as compared to $3.9 million for the year ended September 30, 2018. The decrease was primarily due to; (i) decreased amortization of debt discount and interest expense on the senior secured notes issued due to the modification of the interest rate made to the notes, (ii) decrease in interest on equipment leases to expiration of lease terms, (iii) increase in interest income during the year ended September 30, 2019.

Change in Fair Value of Warrant Liability

During the years ended September 30, 2019 and 2018, we recorded income of $2.4 and $1.0 million, respectively, related to the decrease in the fair value of our common stock warrant liability as a result of the decrease in the price of our common stock during the period.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through September 30, 2019, we have funded substantially all of our operations through the sale and issuance of $241.4 million net proceeds of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

In November 2018 through February 2019, we issued an aggregate of 2,680,390 shares of our common stock for gross cash proceeds of $20.0 million ($19.8 million net of issuance costs) pursuant to the November 5, 2018 BioLexis private placement agreement.

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

In June 2019, we redeemed approximately $1.8 million outstanding aggregate principal amount of our senior secured notes and entered into a third note amendment with the holders of the remaining $6.7 million outstanding aggregate principal amount of such notes. Under the third note amendment, we amended the maturity date of the senior secured notes to December 22, 2019 and removed the scheduled payments of principal and interest of approximately $5.0 million that were previously to have occurred in June, July and August 2019. We also agreed to increase the interest rate payable on such senior secured notes to 12.0% per annum from 5.0% per annum. We paid $7.7 million of principal and interest on the senior secured notes through September 30, 2019.

In September 2019, the holder of $1.0 million outstanding principal and interest of our unsecured notes began exchanging the outstanding principal and interest from those notes for our common stock per the terms of a forbearance agreement dated March 7, 2019. During September 2019, a total of $0.5 million of principal and accrued interest on these notes was exchanged for 372,888 shares of our common stock. Subsequently, the holder exchanged the remaining approximately $1.5 million of accrued interest and principal for an aggregate 1,475,258 shares of our common stock between October 1, 2019 and December 5, 2019 and such notes are no longer outstanding.

On December 11, 2019, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.6 million of its unused New Jersey NOLs and R&D credits. We expect to receive approximately $3.3 million of proceeds from the sale of the New Jersey NOLs and R&D credits.

Our current cash resources of $8.0 as of September 30, 2019 and anticipated proceeds from the sale of New Jersey NOLs and R&D credits are expected to fund our operations into March 2020, excluding any debt repayment. Alternatively, we will be required to, among other things, make further reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

As of September 30, 2019, we had a stockholders’ deficit of $16.1 million and a cash balance of $8.0 million. In addition, we have $6.7 million of senior secured notes that become due in December 2019, $3.6 million unsecured notes, which are due on demand as of such date, and $1.0 million of unsecured notes that were due on demand but were subject to a forbearance agreement through March 7, 2020. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, private placements and/or public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

Cash Flows

The following table summarizes our cash flows for each of the years presented:

	Year ended September 30,
	2019	2018
Net cash used in operating activities	$(32,289,988)	$(33,039,523)
Net cash used in investing activities	(437,307)	(2,781,125)
Net cash provided by financing activities	39,025,432	34,352,520

Operating Activities

During the year ended September 30, 2019, we used $32.3 million of cash in operating activities resulting primarily from our net loss of $34.5 million and the change in our operating assets and liabilities of $13.2 million. This use of cash was partially offset was partially offset by $15.4 million of noncash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability, impairment of property and equipment, loss on extinguishment of debt and depreciation and amortization expense. The change in our operating assets and liabilities was primarily due (i) to prepayments associated with our clinical trials and ONS 5010 development costs; (ii) payments of our accounts payable and accrued expenses from September 30, 2018; and (iii) full recognition of our deferred revenues balances from collaborations as September 30, 2019.

During the year ended September 30, 2018, we used $33.0 million of cash in operating activities resulting from our net loss of $30.1 million and the change in our operating assets and liabilities of $13.6 million. This use of cash was partially offset by $10.7 million of non-cash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability, loss on extinguishment of debt, loss on lease termination and depreciation and amortization expense. The change in our operating assets and liabilities was primarily due to payments of our outstanding accounts payable and accrued expenses from September 30, 2017 as well as the prepayment of certain research and development expenses and the amortization of our deferred revenues from collaborations.

Investing Activities

During the years ended September 30, 2019 and 2018, we used cash of $0.4 million and $2.8 million, respectively, in investing activities for the purchase of property and equipment.

Financing Activities

During the year ended September 30, 2019, net cash provided by financing activities was $39.0 million, primarily attributable to $19.8 million in net proceeds from the November 2018 BioLexis private placement, and $26.2 million in net proceeds from the April 2019 public offering. We also paid $6.9 million in debt and capital lease obligations payments.

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

We believe our existing cash as of September 30, 2019 and anticipated proceeds from the sale of New Jersey NOLs and R&D credits will provide adequate financial resources to fund our operations into March 2020, excluding any repayment of debt. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will need to raise substantial additional capital in order to complete our planned ONS-5010 development program. We plan to finance our future operations with a combination of proceeds from potential strategic collaborations, sale of the development and commercial rights to our drug product candidates, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the cost of manufacturing our product candidates and any drugs we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

See Item 1A “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

Our future contractual obligations as of September 30, 2019 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease commitments (1)	$382,500	$187,500	$195,000	$-	$-
Debt obligations (2)	12,571,659	12,518,135	53,524	-	-
Capital leases (3)	13,499,278	1,608,067	3,042,401	3,157,318	5,691,492
Lease termination obligation (4)	4,850,000	600,000	4,250,000	-	-
Total (5)	$31,303,437	$14,913,702	$7,540,925	$3,157,318	$5,691,492

(1)	Operating lease commitments reflect our obligation to make payments in connection with a lease for our warehouse facility located in Monmouth, New Jersey. See Note 9 to our consolidated financial statements.
(2)	Debt obligations reflect outstanding principal obligations due to investors on senior secured debt, stockholder notes payable and institutions and equipment loans.
(3)	Capital lease obligations reflect our outstanding principal payment obligations in connection with our corporate offices and manufacturing facility and leased equipment used in our manufacturing facility.
(4)	Lease termination obligation reflects our obligation for future lease termination payments.
(5)	This table does not include (a) any milestone payments that may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

Under our license agreement with Selexis, we are obligated to pay milestone payments, as well as a royalty at a single-digit percentage of net sales of any covered product we successfully commercialize. Under our agreement with MTTR, we are also agreed to pay a tiered percentage of the net profits of ONS-5010 ranging in the low- to mid-teens, with the ability to credit monthly fees paid to MTTR.

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

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements

Revenue Recognition

On October 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers, and changed our revenue recognition policies accordingly. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

•	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).
•	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time) and determining the transaction price and amounts allocated to performance obligations.
•	Certain assets – assets recognized from the costs to obtain or fulfill a contract.

Our arrangements fall under Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements (“ASC 808”). ASC 808 does not address recognition or measurement matters but prescribes that entities look to other GAAP by analogy, namely ASU 2014-09. As such, we completed an analysis of existing contracts with our collaboration partners and assessed the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards. We previously recognized substantive milestones in the period the milestones were achieved, but ASU 2014-09 prescribes that those milestones are a form of variable consideration that results in such amounts being recognized over the estimated performance period. During the fiscal year ended September 30, 2019, we would have recognized $4.5 million of collaboration revenues under revenue recognition guidance in effect during fiscal 2018 prior to the adoption of ASU 2014-09.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers require advance payments; however, some invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with preclinical development activities
•	CMOs for the production of preclinical and clinical trial materials;
•	CROs in connection with clinical trials; and
•	clinical trial sites.

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

We estimate the fair value of stock options as of the date of grant and warrant liability at the end of each reporting period using the Black-Scholes option pricing model, which requires management to apply judgment and make estimates including the volatility of our common stock, the expected term of our stock options, the expected dividend yield and the fair value of our common stock on the date of grant. We estimate the fair value of restricted stock based on the closing price of our common stock on the date of grant.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The FASB issued subsequent amendments to the initial guidance in July 2018 with ASU 2018-10 and in August 2018 with ASU 2018-11. ASC 842 supersedes the current accounting for leases. The new standard requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. We will adopt the new standard on October 1, 2019 using a modified retrospective approach, the transition method that allows for application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented in the financial statements. We also elected available practical expedients. While we are still finalizing the adoption procedures, we estimate the primary impact to the consolidated financial position upon adoption will be the recognition, on a discounted basis, of the minimum commitments under noncancelable operating leases on the consolidated balance sheets resulting in the recording of lease obligations for approximately $0.4 million.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes and modifies some existing disclosure requirements and adds others. ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. We are currently evaluating the impact of the adoption of this standard.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Consolidated Financial Statements and Supplementary Data

OUTLOOK THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Outlook Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Outlook Therapeutics, Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations and has a stockholders’ deficit of $16.1 million, $6.7 million of convertible senior secured notes that become due on December 22, 2019, $3.6 million of unsecured indebtedness due on demand and $1.0 million of unsecured indebtedness also due on demand, but subject to a forbearance agreement through March 2020, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2015

Philadelphia, Pennsylvania

December 19, 2019

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,
	2019	2018
Assets
Current assets:
Cash	$8,015,528	$1,717,391
Prepaid and other current assets	4,986,033	1,585,089
Assets held for sale	500,000	-
Total current assets	13,501,561	3,302,480

Property and equipment, net	3,175,960	18,489,976
Other assets	457,476	491,039
Total assets	$17,134,997	$22,283,495

Liabilities, convertible preferred stock and stockholders’ equity (deficit)

Current liabilities:
Convertible senior secured notes	$6,699,000	$13,179,449
Current portion of long-term debt	1,026,168	66,480
Current portion of capital lease obligations	192,290	520,794
Stockholder notes	3,612,500	4,612,500
Accounts payable	2,277,817	3,609,607
Accrued expenses	4,622,988	6,458,471
Income taxes payable	1,859,434	1,856,129
Deferred revenue	-	1,738,603
Total current liabilities	20,290,197	32,042,033

Long-term debt	50,285	98,487
Capital lease obligations	3,365,790	3,453,256
Warrant liability	255,734	1,227,225
Deferred revenue	-	2,758,262
Other liabilities	3,942,948	3,514,738
Total liabilities	27,904,954	43,094,001

Commitments (Note 9)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, 66,451 and 60,203 shares issued and outstanding at September 30, 2019 and 2018, respectively	5,359,404	4,734,416
Total convertible preferred stock	5,359,404	4,734,416

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	-	-
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,609,995 and 9,027,491 shares issued and outstanding at September 30, 2019 and 2018, respectively	286,100	90,275
Additional paid-in capital	238,064,947	190,672,166
Accumulated deficit	(254,480,408)	(216,307,363)
Total stockholders' equity (deficit)	(16,129,361)	(25,544,922)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$17,134,997	$22,283,495

See accompanying notes to consolidated financial statements

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended September 30,
	2019	2018
Collaboration revenues	$8,146,123	$3,087,560
Operating expenses:
Research and development	23,805,251	18,504,035
General and administrative	9,369,823	14,227,828
Impairment of property and equipment	11,270,110	-
	44,445,184	32,731,863
Loss from operations	(36,299,061)	(29,644,303)
Interest expense, net	3,466,688	3,891,250
Loss on extinguishment of debt	607,240	1,252,353
Change in fair value of warrant liability	(2,438,201)	(1,047,729)
Loss before income taxes	(37,934,788)	(33,740,177)
Income tax benefit	(3,411,001)	(3,648,216)
Net loss	(34,523,787)	(30,091,961)
Recognition of beneficial conversion feature upon issuance of Series A and A-1 convertible preferred stock	(61,365)	(16,022,963)
Series A and A-1 convertible preferred stock dividends and related settlement	(624,988)	(1,903,930)
Deemed dividend upon modification of warrants	(829,530)	-
Net loss attributable to common stockholders	$(36,039,670)	$(48,018,854)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.98)	$(9.74)
Weighted average shares outstanding, basic and diluted	18,191,827	4,932,202

See accompanying notes to consolidated financial statements

Outlook Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

			Convertible Preferred Stock				Stockholders' Equity (Deficit)
	Series A		Series A-1		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2017	32,628	$2,924,441	-	$-	-	$-	3,116,692	$31,167	$152,533,260	$(186,215,402)	$(33,650,975)
Proceeds from exercise of common stock warrants	-	-	-	-	-	-	432	4	(4)	-	-
Issuance of vested restricted stock units	-	-	-	-	-	-	105,361	1,054	(1,054)	-	-
Private placement sale of common stock and common stock warrants, net of costs	-	-	-	-	-	-	1,594,345	15,943	14,679,177	-	14,695,120
Sale of Series A convertible preferred stock and common stock warrants, net of costs	217,372	14,265,861	-	-	-	-	-	-	6,382,181	-	6,382,181
Series A convertible preferred stock dividends and related settlement	17,571	1,757,093	-	-	-	-	-	-	(1,740,108)	-	(1,740,108)
Conversion of Series A convertible preferred stock into common stock	(208,836)	(14,359,816)	-	-	-	-	3,946,577	39,466	14,320,350	-	14,359,816
Conversion of Series A convertible preferred stock into Series A-1 convertible preferred stock	(58,735)	(4,587,579)	58,735	4,587,579	-	-	-	-	-	-	-
Series A-1 convertible preferred stock dividends and related settlement	-	-	1,468	146,837	-	-	-	-	(146,837)	-	(146,837)
Conversion of senior secured notes into Series B convertible preferred stock	-	-	-	-	1,500,000	2,661,972	-	-	-	-	2,661,972
Conversion of Series B convertible preferred stock into common stock	-	-	-	-	(1,500,000)	(2,661,972)	264,084	2,641	2,659,331	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,985,870	-	1,985,870
Net loss	-	-	-	-	-	-	-	-	-	(30,091,961)	(30,091,961)
Balance at September 30, 2018	-	-	60,203	4,734,416	-	-	9,027,491	90,275	190,672,166	(216,307,363)	(25,544,922)
Cumulative effect of adoption of ASU 2014-09 (Topic 606)	-	-	-	-	-	-	-	-	-	(3,649,258)	(3,649,258)
Issuance of common stock in connection with exercise of warrants	-	-	-	-	-	-	6,134,763	61,348	(56,998)	-	4,350
Issuance of common stock in connection with public offering, net of costs	-	-	-	-			10,340,000	103,400	26,053,103	-	26,156,503
Private placement sale of common stock, net of costs	-	-	-	-	-	-	2,680,390	26,804	19,781,514	-	19,808,318
Issuance of vested restricted stock units	-	-	-	-	-	-	4,069	41	(41)	-	-
Issuance of common stock in connection with conversion of senior secured notes	-	-	-	-	-	-	50,394	503	401,464	-	401,967
Issuance of common stock in connection with conversion of stockholder notes	-	-	-	-	-	-	372,888	3,729	476,271	-	480,000
Series A-1 convertible preferred stock dividends and related settlement	-	-	6,248	624,988	-	-	-	-	(624,988)	-	(624,988)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,313,335	-	1,313,335
Accrued directors fees settled in fully vested stock options	-	-	-	-	-	-	-	-	49,121	-	49,121
Net loss	-	-	-	-	-	-	-	-	-	(34,523,787)	(34,523,787)
Balance at September 30, 2019	-	$-	66,451	$5,359,404	-	$-	28,609,995	$286,100	$238,064,947	$(254,480,408)	$(16,129,361)

See accompanying notes to consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(34,523,787)	$(30,091,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,361,873	3,054,352
Loss on extinguishment of debt	607,240	1,252,353
Non-cash interest expense	1,314,321	1,315,861
Stock-based compensation	1,313,335	1,985,870
Change in fair value of warrant liability	(2,438,201)	(1,047,729)
Impairment of property and equipment	11,270,110	-
Loss on lease termination	-	4,173,682
Changes in operating assets and liabilities:
Prepaid and other current assets	(3,245,146)	(1,419,551)
Other assets	(87,182)	1,554
Accounts payable	(1,331,640)	(6,714,137)
Accrued expenses	(482,665)	(1,664,843)
Income taxes payable	3,305	(496,000)
Deferred revenue	(8,146,123)	(3,057,561)
Other liabilities	94,572	(331,413)
Net cash used in operating activities	(32,289,988)	(33,039,523)
INVESTING ACTIVITIES
Purchase of property and equipment	(437,307)	(2,781,125)
Net cash used in investing activities	(437,307)	(2,781,125)
FINANCING ACTIVITIES
Proceeds from issuance of common stock through private placement and public offering, net	45,964,821	14,695,120
Proceeds from issuance of Series A convertible preferred stock	-	21,737,200
Proceeds from exercise of common stock warrants	4,350	-
Payments of capital lease obligations	(526,087)	(862,906)
Repayment of debt	(6,417,652)	(127,736)
Payment of financing costs	-	(1,089,158)
Net cash provided by financing activities	39,025,432	34,352,520

Net increase (decrease) in cash	6,298,137	(1,468,128)
Cash at beginning of year	1,717,391	3,185,519
Cash at end of year	$8,015,528	$1,717,391

Supplemental disclosure of cash flow information
Cash paid for interest	$2,794,572	$109,979
Supplemental schedule of noncash investing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$-	$816,501
Supplemental schedule of noncash financing activities:
Senior secured notes and accrued interest converted into common stock	$401,967	$-
Unsecured notes and accrued interest converted into common stock	$480,000	$-
Issuance of Series B convertible preferred stock upon conversion of senior secured notes, net of unamortized debt discount	$-	$1,409,619
Issuance of capital lease obligations in connection with purchase of property and equipment	$48,683	$4,444,095
Change in fair value of convertible senior secured notes warrants capitalized as deferred financing costs	$1,466,710	$-
Series A and A-1 convertible preferred stock dividends	$624,988	$1,886,945
Settlement of Series A and A-1 convertible preferred stock dividends upon issuance of Series A and A-1 convertible preferred stock	$624,988	$1,903,930
Accrued directors fees settled in fully vested stock options	$49,121	$-

See accompanying notes to consolidated financial statements.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

Description of the Business

Outlook Therapeutics, Inc., (formerly Oncobiologics, Inc.), (“Outlook” or the “Company”) was incorporated in New Jersey on January 5, 2010, started operations in July 2011, reincorporated in Delaware by merging with and into a Delaware corporation in October 2015 and changed its name to “Outlook Therapeutics, Inc.” in November 2018. The Company is a late clinical-stage biopharmaceutical company focused on developing and commercializing ONS-5010, an ophthalmic formulation of bevacizumab for use in retinal indications. The Company is based in Cranbury, New Jersey.

2. Liquidity

The Company has incurred substantial losses and negative cash flows from operations since its inception and has a stockholders’ deficit of $16.1 million as of September 30, 2019. As of September 30, 2019, the Company had substantial indebtedness that included $6.7 million of convertible senior secured notes that mature on December 22, 2019, $3.6 million of unsecured notes that are due on demand, and $1.0 million of unsecured notes that were due on demand, but which are subject to a forbearance agreement through March 7, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

In September 2019, the holder of $1.0 million of outstanding principal and accrued interest of the Company’s unsecured notes began exchanging the outstanding principal and accrued interest from those notes for the Company’s common stock per the terms of a forbearance agreement dated March 7, 2019. The holder exchanged the remaining $1.5 million of accrued interest and principal for an aggregate 1,475,258 shares of the Company’s common stock between October 1, 2019 and December 5, 2019.

On December 11, 2019, the Company received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.6 million of its unused New Jersey net operating losses (“NOLs”) and research and development tax credits (“R&D credits”). The Company expects to receive approximately $3.3 million of proceeds from the sale of the New Jersey NOLs and R&D credits.

Management believes that the Company’s existing cash as of September 30, 2019 and anticipated proceeds from the sale of New Jersey NOLs and R&D credits will be sufficient to fund its operations into March 2020, excluding any repayment of debt. Substantial additional financing will be needed by the Company to fund its operations in the future and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: payments from potential strategic research and development partners, licensing and/or marketing arrangements with pharmaceutical companies, private placements of equity and/or debt securities, sale of its development stage product candidates to third parties and public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Fair value of financial instruments

At September 30, 2019 and 2018, the Company’s financial instruments included cash, accounts payable, accrued expenses, equipment loans, stockholder notes and senior secured debt. The carrying amount of accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

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

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company recognized an impairment loss of $11.3 million for the year ended September 30, 2019 which is described more fully in Note 5. There was no impairment charge recognized during the year ended September 30, 2018.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Stock-based awards granted to consultants and non-employees are measured based on the fair value of the award on the date on which the related services are completed. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model. The Company accounts for forfeitures of stock option awards as they occur.

Revenue recognition

On October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and changed its revenue recognition policies accordingly. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

•	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).
•	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time) and determining the transaction price and amounts allocated to performance obligations.
•	Certain assets – assets recognized from the costs to obtain or fulfill a contract.

The Company’s revenue is generated primarily through collaboration research and license agreements. The terms of these agreements generally contain multiple deliverables which may include (i) licenses, (ii) research and development activities, (iii) clinical manufacturing and, (iv) product supply. The payment terms of these agreements may include nonrefundable upfront fees, payments for research and development activities, payments based upon the achievement of certain milestones, royalty payments based on product sales derived from the collaboration, and payments for supplying product. The Company typically receives upfront, nonrefundable payments when licensing its intellectual property.

The Company’s arrangements fall under ASC 808, Collaborations (“ASC 808”). ASC 808 does not address recognition or measurement matters but prescribes that entities look to other GAAP by analogy, namely ASU 2014-09. As such, the Company completed an analysis of existing contracts with the Company’s collaboration partners and assessed the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards. Under the ASU 2014-09, the Company treat substantive milestones as forms of variable consideration which is recognized over the estimated performance period. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed.

The Company adopted the new accounting standard utilizing the modified retrospective method, and, therefore, no adjustments were made to amounts in its prior period financial statements. The Company recorded the cumulative effect of adopting the standard as an adjustment to increase accumulated deficit by $3.6 million. During the fiscal year ended September 30, 2019, we would have recognized $4.5 million of collaboration revenues under revenue recognition guidance in effect during fiscal 2018 prior to the adoption of ASU 2014-09.

Incentive and tax receivables

The Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in prepaid and other current assets in the accompanying consolidated balance sheets. As of September 30, 2019, the Company’s estimate of the amount of cash refund it expects to receive in 2020 for 2019 eligible spending as part of this incentive program was $1.1 million. As of September 30, 2018, the Company had a receivable of $0.3 million which was received in 2019 as part of this incentive program.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in prepaid and other current assets in the accompanying consolidated balance sheet. As of September 30, 2019, and 2018, prepaid and other current assets included $0.1 million for refundable GST on expenses incurred with Australian vendors.

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

Upfront milestone payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered. Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid to Australian vendors pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors. During the years ended September 30, 2019 and 2018, the Company recorded $1.2 million and $0.3 million, respectively, in its consolidated statements of operations related to the cash refund it expected to receive from the Australian research and development tax incentive program.

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

Net loss per share

Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted net loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and non-vested restricted stock unit (“RSU”) awards using the treasury stock method. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares due to the Company’s loss.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2019 and 2018, as they would be antidilutive:

	September 30,
	2019	2018
Series A-1 convertible preferred stock	1,255,789	1,137,714
Convertible senior secured notes	767,605	-
Convertible unsecured notes	149,573	-
Performance-based stock units	15,691	16,131
Restricted stock units	109	7,638
Stock options	1,389,999	182,120
Common stock warrants	16,067,948	5,661,506

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The FASB issued subsequent amendments to the initial guidance in July 2018 with ASU 2018-10 and in August 2018 with ASU 2018-11. ASC 842 supersedes the current accounting for leases. The new standard requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. The Company adopted the new standard on October 1, 2019 using a modified retrospective approach, the transition method that allows for application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented in the financial statements. The Company also elected available practical expedients. While the Company is still finalizing its adoption procedures, the Company estimates the primary impact to the consolidated financial position upon adoption will be the recognition, on a discounted basis, of the minimum commitments under noncancelable operating leases on the consolidated balance sheets resulting in the recording of lease obligations for approximately $0.4 million. The adoption of the guidance will not impact the Company’s consolidated statements of operations or cash flows.

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

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2019
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$255,734

	September 30, 2018
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$-	$-	$1,227,225

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the years ended September 30, 2019 and 2018:

Balance at October 1, 2017	$2,274,954
Change in fair value	(1,047,729)
Balance at September 30, 2018	1,227,225
Senior note warrants modification	1,466,710 (i)
Change in fair value	(2,438,201)
Balance at September 30, 2019	$255,734

(i)	In connection with the November 2018 private placement to BioLexis Pte. Ltd. (“BioLexis”), the Company reduced the exercise price of the warrants issued in connection with the senior secured notes (the “Senior Note Warrants”) from $24.00 to $12.00 and extended the expiration of the Senior Note Warrants by three years. Such Senior Note Warrants now expire eight years from their initial exercise date.

The Senior Note Warrants issued in connection with the senior secured notes (see Note 8) are classified as liabilities on the accompanying consolidated balance sheets as the Senior Note Warrants include cash settlement features at the option of the holders under certain circumstances. The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes option pricing model using the following assumptions:

	September 30,
	2019		2018
Risk-free interest rate	1.56%		2.90%
Remaining contractual life of warrant	5.38	years	3.39	years
Expected volatility	89%		82%
Annual dividend yield	0%		0%
Fair value of common stock	$1.49	per share	$7.84	per share

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

5.        Property and Equipment

Property and equipment, net, consists of:

	September 30,
	2019	2018
Laboratory equipment	$1,067,351	$14,333,624
Leasehold improvements	160,086	10,095,100
Computer software and hardware	-	483,807
Land and building	3,000,000	3,000,000
Construction in progress	-	2,276,737
	4,227,437	30,189,268
Less: accumulated depreciation and amortization	(1,051,477)	(11,699,292)
	$3,175,960	$18,489,976

Depreciation and amortization expense for the years ended September 30, 2019 and 2018 was $3,361,873 and $3,054,351, respectively.

At September 30, 2019, $3,000,000 and at September 30, 2018, $7,953,856 represents laboratory equipment under capital leases and the Company’s corporate office that is classified as a capital lease. At September 30, 2019 and September 30, 2018, $475,000 and $1,619,741, respectively, of accumulated amortization related to capital leases. The term of the equipment leases were between 22 and 36 months and qualify as capital leases. The equipment leases bear interest between 5.0% and 19.4% and the effective interest rate on the corporate office lease is 43.9%.

Impairment Charge

During the year ended September 30, 2019, the Company wrote off certain construction in progress and laboratory equipment with a carrying amount of $1,913,798 due to the Company changing its operations to focus solely on developing and commercializing ONS-5010. The Company determined that the carrying amount of these assets was not recoverable.

In the fourth quarter of fiscal year 2019, as a result of management’s decision to outsource the commercial manufacturing and remaining development for the Company’s ONS-5010 program, the Company decided to vacate and sublease the Company’s manufacturing and corporate offices and sell or transfer excess laboratory and related computer equipment no longer required for the development of the Company’s ONS-5010 program. These events qualified as indicators of impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) and required an impairment analysis. As a result of the analysis, management determined that the Company’s long-lived assets with a carrying amount of $13,032,320 were no longer recoverable and were impaired and wrote the assets down to their estimated fair value of $3,676,008. The estimated fair value for the Company’s land and building and leasehold improvement assets was based on discounted expected future cash flows using Level 3 inputs under ASC 820, Fair Value Measurements (“ASC 820”). The estimated fair value for the Company’s laboratory and related computer equipment was based on offers the Company received from unrelated third parties to purchase the assets which is classified as a Level 3 measurement under ASC 820’s fair value hierarchy.

Management determined that $500,000 of laboratory equipment met the definition of “held for sale” under ASC 360 as it was probable that a sale of the laboratory equipment could be completed within one year as of September 30, 2019.

The Company recorded an impairment charge totaling $11,270,110 for the year ended September 30, 2019 in the consolidated statements of operations associated with the above items.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

Corporate Office Lease

In February 2018, the Company entered into a sixth amendment to its lease for its corporate offices. Pursuant to the amended terms, the Company is now occupying 100% of the corporate facility and has extended the term through February 2028 with two five-year renewal options. As a result of this amendment, the lease became classified as a capital lease. The Company initially recorded the lease obligation and corresponding building asset based on its estimated fair value of $3,000,000. The building is being depreciated over the lease term. Future lease payments will be allocated to interest expense and a pay-down of the lease obligation. During the years ended September 30, 2019 and 2018, the Company recorded interest expense of $1,425,913 and $823,592, respectively.

The following is a schedule of future minimum lease payments under capital leases as of September 30, 2019 for the years ending September 30:

2020	$1,608,067
2021	1,506,592
2022	1,535,809
2023	1,564,027
2024	1,593,291
Thereafter	5,691,492
13,499,278
Less: amounts representing interest	(9,941,198)
Less: current portion	(192,290)
Capital lease obligations, excluding current portion	$3,365,790

6.        Accrued Expenses

Accrued expenses consists of:

	September 30,
	2019	2018
Compensation	$919,394	$2,231,122
Severance and related costs	505,570	396,138
Research and development	1,692,040	1,065,169
Interest payable	934,145	1,991,044
Professional fees	419,216	313,585
Director fees	-	59,122
Other accrued expenses	152,623	402,291
	$4,622,988	$6,458,471

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

7.        Stockholder Notes

	September 30,
	2019	2018
Restricted stock repurchase notes	$800,000	$800,000
Common stock repurchase note	2,812,500	2,812,500
Working capital notes	-	1,000,000
	3,612,500	4,612,500
Less: current portion	(3,612,500)	(4,612,500)
	$-	$-

The Company previously repurchased shares of its restricted stock in exchange for notes that bear interest at rates ranging from 0% to 4% per annum and are due on demand.

The Company has a $2,812,500 note payable related to the previous repurchase of common stock that does not bear interest and is due on demand.

The Company also borrowed from stockholders for working capital purposes and had outstanding two unsecured stockholder notes having an original aggregate principal amount of $1,000,000 and which bear interest from 0% to 30% per annum. The notes are due on demand but are currently subject to a forbearance through March 7, 2020 pursuant to a forbearance and exchange agreement dated March 7, 2019 with a different lender. The holder of these notes agreed to refrain and forbear from bringing any action to collect under the stockholder notes until March 7, 2020 and to reduce the interest rates currently in effect to 12.0% per annum simple interest during such forbearance period. The Company also agreed to repay or exchange the unsecured stockholder notes (or portions thereof) during the forbearance period for shares of the Company’s common stock at an exchange rate of $13.44 per share or, beginning September 2019, at 95% of the average of the two lowest closing bid prices in the prior twenty trading days, as applicable. The forbearance and exchange agreement was accounted for as an extinguishment of debt and the Company recorded a loss of $183,554 during the year ended September 30, 2019.

During the year ended September 30, 2019, unsecured notes with a carrying amount of $ $22,034 and accrued interest of $457,966 were exchanged for 372,888 shares of the Company’s common stock at weighted average exchange price of $1.29. As of September 30, 2019, the unsecured stockholder notes are included in the current portion of long-term debt on consolidated balance sheets.

During the years ended September 30, 2019 and 2018, the Company recognized interest expense related to the stockholder notes of $105,357 and $300,000, respectively.

8.        Debt

Senior secured notes

	September 30,
	2019	2018
Convertible senior secured notes	$6,699,000	$13,500,000
Unamortized debt discount	-	(320,551)
	$6,699,000	$13,179,449

In October 2017, the Company exchanged $1.5 million aggregate principal amount of senior secured notes and $41,507 of accrued interest for 1,500,000 shares of Series B convertible preferred stock (“Series B Convertible”). The Company recognized a loss on extinguishment of $1,252,353 in connection with the exchange and represents the excess fair value of the Series B Convertible issued over the net carrying amount of the debt and accrued interest.

In November 2018, the Company reached an agreement with the holders of its $13.5 million senior secured notes to extend the maturity of the senior secured notes until December 22, 2019, in exchange for making several payments of principal and interest during 2019, as well as subject to meeting additional capital raising commitments that the Company met in April 2019 through the completed public offering. In addition, the Company agreed to make the senior secured notes convertible into common stock at a price of $8.9539 per share and reduced the exercise price of warrants to purchase 485,245 shares of common stock held by the senior secured noteholders from $24.00 per share to $12.00 per share. The increase in the fair value of the warrants of $1.5 million due to the modification was recorded as additional debt discount and amortized over the remaining term of the senior secured notes using the effective interest rate method. The total amortization of the debt discount for the year ended September 30, 2019 was $1,314,321.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

During the year ended September 30, 2019, convertible senior secured notes with a carrying amount of $400,575 and accrued interest of $1,393 were converted into 50,394 shares of the Company’s common stock. During the year ended September 30, 2019, the Company repaid a total of $6.4 million of principal and $1.3 million of accrued interest of such notes.

In June 2019, the Company entered into a Third Note Amendment (the “Third Amendment”) with the holders of the remaining $6.7 million outstanding aggregate principal amount of senior secured notes. Under the Third Amendment, the maturity date of the convertible senior secured notes was amended to December 22, 2019 and eliminated the scheduled payments of certain principal and interest payments on or prior to December 22, 2019. The Company also agreed to increase the interest rate payable on such convertible senior secured notes to 12.0% per annum from 5.0% per annum. The Third Amendment was accounted for as an extinguishment of debt. Loss on extinguishment of convertible senior secured notes recognized during the year ended September 30, 2019 was $423,686.

Interest expense on the convertible senior secured notes for the years ended September 30, 2019 and 2018 was $1,892,155 and $1,997,231, respectively.

Other indebtedness

In addition to the Notes, the Company has other outstanding debt consisting of equipment loans and unsecured notes. Refer to Note 7 for additional information on unsecured notes (working capital notes).

	September 30,
	2019	2018
Unsecured notes	$977,966	$-
Equipment loans	98,487	164,967
	1,076,453	164,967
Less: current portion	(1,026,168)	(66,480)
Long-term debt	$50,285	$98,487

The equipment loans bear interest at rates ranging from 12% to 16% with the original term of the loans ranging from 1 to 5 years. Minimum monthly payments of principal and interest under the equipment loans are collateralized by the related equipment purchased and an unconditional personal guarantee by the founding stockholder and former chief executive officer.

Interest expense on unsecured notes and equipment loans for the years ended September 30, 2019 and 2018 was $83,963 and $27,660, respectively.

Future maturities of other indebtedness at September 30, 2019 are as follows for the years ending September 30:

2020	$1,026,168
2021	50,285
$1,076,453

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

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Technology license

The Company entered into a technology license agreement with Selexis that will require milestone payments of $353,600 (based on an exchange rate on September 30, 2019 for converting Swiss Francs to U.S. dollars) to the licensor by the Company upon achievement of certain clinical milestones and pay a single digit royalty on net sales by the Company utilizing such technology. The Company also has the contractual right to buy out the royalty payments at a future date.

Leases

In August 2018, the Company entered into a lease termination agreement effective September 1, 2018, to terminate the lease for office and laboratory space in Cranbury, New Jersey which was due to expire in March 2026. In consideration for the termination of the lease, the Company agreed to make payments to the landlord totaling up to $5.8 million, which includes (i) $287,615 upon execution of the termination agreement, (ii) $50,000 per month for up to 30 months, commencing September 1, 2018, and (iii) a $4.0 million payment, in any event, on or before February 1, 2021. The Company and landlord agreed that the $174,250 security deposit will be used to pay the 7th, 8th, 9th and a portion of the 10th monthly payments. The Company may pay the final $4.0 million payment at any time, whereupon the Company’s obligation to make the remaining monthly payments terminates.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

In connection with the lease termination, the Company recorded a $4.2 million liability at September 1, 2018, the cease-use date that represents the present value of the future termination payments. The Company derecognized the assets and liabilities associated with the financing lease and recorded a charge of $4.2 million to general and administrative expense. At September 30, 2019 and 2018, the lease termination obligation is included in other liabilities on the consolidated balance sheet. A rollforward of the charges incurred to general and administrative expense for the years ended September 30, 2019 and 2018 is as follows:

	Balance October 1, 2018	Expensed / Accrued Expense	Cash Payments	Balance September 30, 2019
Lease termination payments	$3,850,081	$485,117	$(425,750)	$3,909,448

	Balance October 1, 2017	Expensed / Accrued Expense	Cash Payments	Balance September 30, 2018
Lease termination payments	$-	$4,187,696	$(337,615)	$3,850,081
Derecognition of assets and liabilities	-	(14,014)	-	-
	$-	$4,173,682	$(337,615)	$3,850,081

Rent expense under operating leases was $1,139,714 and $854,487 for the years ended September 30, 2019 and 2018, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not yet paid. Landlord allowances for tenant improvements are deferred and recognized as a reduction to rent expense on a straight-line basis and over the remaining lease term.

Future minimum payments under noncancelable operating leases at September 30, 2019 are as follows for the years ending September 30:

Operating Leases
2020	$187,500
2021	195,000
$382,500

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company matches 100% of the first 3% of employee contributions. The Company assumes all administrative costs of the Plan. For the years ended September 30, 2019 and 2018, the expense relating to the matching contribution was $125,828 and $175,693, respectively.

10. Stockholders’ Equity (Deficit)

Common stock

During the year ended September 30, 2019, the Company issued an aggregate of 2,680,390 shares of the Company’s common stock for gross cash proceeds of $20.0 million ($19.8 million net of issuance costs) pursuant to the November 5, 2018 BioLexis private placement agreement.

In April 2019, the Company issued an aggregate of 10,340,000 shares of its common stock, 15-month warrants to purchase up to an aggregate of 10,340,000 shares of common stock and five-year warrants to purchase up to an aggregate of 10,340,000 shares of common stock for $26.2 million in net proceeds after payment of fees, expenses and underwriting discounts and commissions. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants are exercisable immediately at an exercise price of $2.90 per share.

During the year ended September 30, 2019 and 2018, the Company issued 4,069 and 105,361 shares of common stock, respectively, upon the vesting of RSUs.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2019.

Common stock warrants

As of September 30, 2019, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuable upon exercise of warrants	Exercise Price Per Share
November 11, 2019	99,935	$0.08
July 12, 2020	68,250	$2.90
February 18, 2022	416,666	$12.00	(i)
April 24, 2024	10,340,000	$2.90
December 22, 2024	277,122	$12.00	(ii)
April 13, 2025	145,686	$12.00	(ii)
May 31, 2025	62,437	$12.00	(ii)
October 31, 2025	2,093,750	$7.20
May 10, 2026	1,282,051	$7.80
June 8, 2026	1,282,051	$7.80
	16,067,948

(i)	In January 2019, the Company reduced the exercise price of these warrants from $52.80 to $12.00 and further extended the exercise period from February 18, 2019 to February 18, 2022.
(ii)	In November 2018, the Company reduced the exercise price of the warrants issued in connection with its senior secured notes from $24.00 to $12.00 and extended the expiration of the Senior Note Warrants by three years.

During the year ended September 30, 2019, warrants to purchase an aggregate of 10,273,558 shares of common stock with a weighted averaged exercise price of $2.90 were exercised resulting in the issuance of an aggregate 6,134,763 shares of the Company’s common stock. Of these exercised warrants, 10,270,250 of them were 15-month warrants issued in the Company’s April 2019 public offering that were exercised pursuant to the net exercise provisions therein.

During the year ended September 30, 2018, warrants to purchase 432 shares with exercise prices of $0.08 were exercised.

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

A total of 200,000 shares of Series A-1 have been authorized for issuance under the Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company. The shares of Series A-1 have a stated value of $100.00 per share and rank senior to all junior securities (as defined in the Certificate of Designation).

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

During the years ended September 30, 2019 and 2018, the Company issued an additional 6,248 and 1,468 shares, respectively, of Series A-1 to settle the related dividends that were due on a quarterly basis. The Company recognized a beneficial conversion charge of $61,365 and $70,662, respectively, during the years ended September 30, 2019 and 2018, which represents the in-the-money value of the conversion rate as of the date of issuance.

At September 30, 2019, 66,451 shares of Series A-1 were convertible into 1,255,789 shares of common stock.

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

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

12. Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 106,490. As of September 30, 2019, PSUs representing 16,131 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”) no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 2,869,598. As of September 30, 2019, 1,309,950 shares remained available for grant under the 2015 Plan.

Stock options and RSUs granted under the Company’s 2015 Plan generally vest over a period of two to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

	Year ended September 30,
	2019	2018
Research and development	$37,053	$19,450
General and administrative	1,276,282	1,966,420
	$1,313,335	$1,985,870

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock options

The following table summarizes all of the Company's stock option activity for the years ended September 30, 2018 and 2019:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Balance at October 1, 2017	-	$-
Granted	208,357	7.19
Forfeited	(26,237)	8.80
Balance at September 30, 2018	182,120	7.22
Granted	1,449,498	3.80
Expired	(19,077)	7.86
Forfeited	(222,542)	8.34
Balance at September 30, 2019	1,389,999	3.46	9.7
Vested and exercisable	172,405	7.19	8.6
Vested and expected to vest at September 30, 2019	1,389,999	$3.46	9.7

As of September 30, 2019, the aggregate intrinsic value of the stock options was zero. The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on historical volatility of the publicly traded common stock of a peer group of companies. The expected term calculation is based on the “simplified” method described in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, since the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero since the Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends. Options granted under the 2015 Plan generally vest over two to four years and have a term of 10 years.

The weighted average grant date fair value of the options awarded to employees for the years ended September 30, 2019 and 2018 was $2.86 and $4.48 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2019	2018
Risk-free interest rate	2.02%	2.80%
Expected life (years)	6.14	6.00
Expected volatility	92.7%	71.0%
Expected dividend yield	-	-

As of September 30, 2019, there was $2,493,119 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 3.6 years.

Performance-Based stock units

The Company has issued PSUs, which generally have a ten-year life from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the activity related to PSUs during the years ended September 30, 2019 and 2018:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual
	PSUs	Per PSU	Term (Years)
Balance at October 1, 2017	21,933	$50.16
Forfeitures	(5,802)	51.44
Balance at September 30, 2018	16,131	49.99
Forfeitures	(440)	50.60
Balance at September 30, 2019	15,691	49.97	4.7
Vested and exercisable at September 30, 2019	15,691	49.97	4.7
Vested and expected to vest at September 30, 2019	15,691	$49.97	4.7

Restricted stock units

The Company has granted RSUs that generally vest over a period of two to four years from the date of grant. The following table summarizes the activity related to RSUs during the years ended September 30, 2019 and 2018:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Balance at October 1, 2017	117,485	$150.24
Granted	2,500	9.28
Vested and settled	(105,361)	147.20
Forfeitures	(6,986)	3.14
Balance at September 30, 2018	7,638	153.88
Vested and settled	(4,069)	227.57
Forfeitures	(3,460)	69.06
Balance at September 30, 2019	109	$96.00

As of September 30, 2019, there was $1,021 of unamortized expense that will be recognized over a weighted-average period of 0.2 years.

13. Collaboration Arrangements

During fourth quarter of fiscal year 2019, the Company substantially completed its efforts to outsource the commercial manufacturing and remaining development for the ONS-5010 program, resulting in the termination of the majority of manufacturing and development personnel and initiation of efforts to sell or transfer excess manufacturing, laboratory and related computer equipment no longer required for the development of ONS-5010 program. As a result, the Company no longer has the internal capability to support its inactive development programs for ONS-3010 (biosimilar for Humira) and ONS-1045 (biosimilar for Avastin) and does not intend to complete the development of these assets in the United States and other developed markets. All future development for the biosimilar programs, if any, will be completed by the Company’s existing, or potential future, partners without further assistance from the Company. As a result, the Company recognized all remaining deferred revenues as of September 30, 2019 for each of its collaboration agreements.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Under the terms of the arrangement, the Company has received $7,500,000 in upfront payments and milestones and received $8,500,000 in substantive milestones. The Company determined that the deliverables under the Huahai arrangement were the exclusive license and the research and development services to be completed by the Company. Since the license did not have a standalone value, the upfront milestones payments received had been deferred and were being recognized ratably on a straight line basis through December 2021, the expected date in which the research and development would be completed prior to the Company’s decision in the fourth quarter of fiscal 2019 to stop developing its biosimilar assets as described fully above.

During years ended September 30, 2019 and 2018, the Company recognized $4,828,584 and $714,848, respectively, of deferred revenues. As of September 30, 2018, deferred revenue included in the Company’s consolidated balance sheet related to the Huahai arrangement was $2,323,254.

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

Under the terms of the agreement, the Company has received upfront and milestone payments of $2,400,000 and received $1,000,000 in regulatory milestone payments. In addition, the Company is eligible to receive royalties at a low double-digit percentage rate of annual net sales of products by IPCA and its affiliates in the agreed territory. For each of ONS-3010 and ONS-1045, IPCA agreed to fund a portion of the global costs associated with the Phase 3 clinical trials.

The Company determined that the deliverables under the IPCA arrangement were the exclusive license and the research and development services to be completed by the Company. Since the license did not have standalone value, the upfront and milestones payments received had been deferred and were being recognized ratably on a straight line basis through December 2021 the expected date in which the research and development would be completed prior to the Company’s decision in the fourth quarter of fiscal 2019 to stop developing its biosimilar assets as described fully above.

As of September 30, 2019, the Company has received an aggregate of $5.0 million of payments from IPCA under its various agreements. During each of the years ended September 30, 2019 and 2018, the Company recognized deferred revenues of $1,664,085 and $261,072, respectively. As of September 30, 2018, deferred revenue included in the Company’s consolidated balance sheets was $848,486.

Outlook Therapeutics, Inc.

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

Under the terms of the agreement, the Company has received upfront payments and milestone payments of $2,000,000 and received $1,000,000 in regulatory milestone payments. In addition, the Company is eligible to receive up to $2,000,000 in future substantive milestone payments. For each of ONS-3010 and ONS-1045, Liomont agreed to fund a portion of the global costs for Phase 3 clinical trials.

The Company is eligible to receive tiered royalties at upper single digit to low double-digit percentage rates of annual net sales of products by Liomont and its affiliates in Mexico.

The Company determined that the deliverables under the Liomont arrangement were the exclusive license and the research and development services to be completed by the Company. Since the license did not have standalone value, the upfront payments received had been deferred and were being recognized ratably on a straight-line basis through December 2021, the expected date in which the research and development would be completed prior to the Company’s decision in the fourth quarter of the year ended September 30, 2019 to stop developing its biosimilar assets as described fully above.

As of September 30, 2019, the Company has received an aggregate of $3.0 million of upfront and milestone payments from Liomont. During the years ended September 30, 2019 and 2018, the Company recognized deferred revenue of $1,097,412 and $236,641, respectively. As of September 30, 2018, deferred revenue included in the Company’s consolidated balance sheets was $769,083.

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

In September 2017 the Company and BioLexis superseded and replaced the strategic license agreement with a Joint Development and License Agreement (the “JDLA”) providing for the development and commercialization of the Company’s ONS-3010 and ONS-1045 biosimilar product candidates in the same geographic territories. In exchange for granting BioLexis a perpetual, irrevocable, exclusive, sublicensable license in the agreed territory for the research, development, manufacture, use or sale of the ONS-3010 and ONS-1045 biosimilar product candidates in the agreed territory, BioLexis made an additional payment of $2.5 million in connection with the JDLA. The Company may receive up to an additional $2.5 million milestone payments under the JDLA for each licensed product upon achievement of certain net profit thresholds. The parties agreed to share net profits based on sales of licensed products in the agreed territory, in proportions weighed in BioLexis’s favor, subject to adjustment as provided in the agreement.

During the years ended September 30, 2019 and 2018, the Company recognized revenue of $556,042 and $1,874,999, respectively, under the BioLexis agreements. As of September 30, 2018, deferred revenue included in the Company’s consolidated balance sheet was $526,042.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

14. Related-Party Transactions

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

In February 2018, the Company entered into a strategic partnership agreement with MTTR to advise on regulatory, clinical and commercial strategy and assist in obtaining approval of ONS-5010, the Company’s bevacizumab therapeutic product candidate for ophthalmic indications. MTTR earned an aggregate $1,744,933 and $602,629 during the years ended September 30, 2019 and 2018, respectively, which includes monthly consulting fees and expense reimbursement. As of September 30, 2019 and 2018, amounts due to MTTR were $365,301 and $116,552, respectively, which amounts are included in accrued expenses in the accompanying consolidated balance sheets.

Sonnet Biotherapeutics, Inc. – Contract Development and Manufacturing

In May 2018, the Company negotiated a contract with Sonnet Biotherapeutics, Inc. (“Sonnet”) to provide contract development and manufacturing (“CDMO”) services. Additionally, in order to provide services to Sonnet and other potential CDMO customers, in November 2017, the Company acquired laboratory and office equipment from Sonnet with a value of $115,000 and during the year ended September 30, 2018, assumed leases of $201,000 for equipment necessary for the planned expansion of the Company’s development and manufacturing facilities. Such leases were personally guaranteed by Pankaj Mohan, Ph.D., the Company’s former chairman and chief executive officer, and former Class III director. In July 2019, the Company and Sonnet mutually agreed to terminate the contract.

For other related party transactions during the years ended September 30, 2019 and 2018, refer to the Stockholder Notes (Note 7), Debt (Note 8) and the BioLexis Agreement (Note 13).

15. Income Taxes

Income tax benefit for the years ended September 30, 2019 and 2018 consists of the following:

	Year ended September 30,
	2019	2018
State tax	$(3,413,806)	$(3,148,216)
Foreign tax provision	2,805	(500,000)
	$(3,411,001)	$(3,648,216)

During the years ended September 30, 2019 and 2018, the Company sold New Jersey State net operating losses in the amount of $31,168,800 and $38,470,278, and in the year ended September 30, 2019, unused R&D tax credits in the amount of $944,045, resulting in the recognition of income tax benefits of $3,415,806 and $3,150,716, respectively, recorded in the Company’s statement of operations.

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended September 30,
	2019	2018
U.S. federal statutory rate	(21.0)%	(24.3)%
State taxes, net of federal benefit	(6.6)	(6.9)
Sale of New Jersey net operating losses	(7.1)	(7.1)
Net operating loss	6.1	8.0
Change in tax rates	-	66.6
Foreign withholding tax	-	(1.5)
Permanent differences	(0.2)	(0.6)
Foreign tax credits	-	1.5
Research and development credit	0.8	(22.9)
Change in valuation allowance	18.6	(23.7)
Other	0.4	0.1
Effective income tax rate	(9.0)%	(10.8)%

The tax effects of the temporary differences that gave rise to deferred taxes were as follows:

	September 30,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$47,664,187	$39,532,689
Stock-based compensation	10,583,524	10,227,514
Deferred revenue	-	1,264,069
Research and development credit carryforward	8,180,511	8,491,452
Foreign tax credits	2,357,309	2,357,309
Accruals and others	410,390	605,173
Gross deferred tax assets	69,195,921	62,478,206
Less: valuation allowance	(68,967,686)	(61,893,959)
	228,235	584,247
Deferred tax liability:
Fixed assets	(228,235)	(584,247)
Net deferred tax assets	$-	$-

As of September 30, 2019, the Company has approximately $202.7 million and $71.8 million of U.S. federal and New Jersey net operating losses that will begin to expire in 2030 and 2037, respectively. As of September 30, 2019, the Company has federal and state research and development tax credit carryforwards of $7.0 million and $1.2 million available, respectively, to reduce future tax liabilities which will begin to expire in 2032 and 2024, respectively. As of September 30, 2019, the Company has federal foreign tax credit (FTC) carryforwards of $2.4 million available to reduce future tax liabilities which will begin to expire starting in 2023, of which $1.9 million of the FTC carryforward is included in the balance of unrecognized tax benefits. Realization of the deferred tax asset is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax asset does not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company's deferred tax assets as of September 30, 2019 and 2018. The valuation allowance increased $7.1 million during the year ended September 30, 2019 and decreased $8.0 million during the year ended September 30, 2018.

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

Outlook Therapeutics, Inc.

Notes to Consolidated Financial Statements

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The corporate tax rate decreased from 34% to 21% effective for tax years beginning after December 31, 2017; for the fiscal year ended September 30, 2018, the federal tax rate is 24.3%; and for the fiscal year ended September 30, 2019, the federal tax rate is 21.0%. The Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of the Company's foreign subsidiaries to U.S. taxation as global intangible low-taxed income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended September 30,
	2019	2018
Balance at beginning of year	$1,856,129	$2,352,129
Changes based on tax positions related to the current year	3,305	(496,000)
Balance at end of year	$1,859,434	$1,856,129

The Company does not anticipate material change in the unrecognized tax benefits in the next 12 months. These unrecognized tax benefits, if recognized, would affect the annual effective tax rate. The Company’s income tax returns for the years from 2011 through 2018 remain open for examination by the Internal Revenue Service as well as various states and municipalities.

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

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective as of September 30, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of September 30, 2019.

As an emerging growth company, as defined under the Terms of the JOBS Act of 2012, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information concerning our current directors and executive officers, including their ages as of November 30, 2019. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Executive Officers
Lawrence A. Kenyon	54	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Secretary and Director
Terry Dagnon	58	Chief Operating Officer
Jeff Evanson	51	Chief Commercial Officer

Non-Employee Directors
Ralph H. “Randy” Thurman	70	Executive Chairman
Yezan Haddadin	44	Director
Kurt J. Hilzinger	59	Director
Faisal G. Sukhtian	35	Director

Executive Officers

Lawrence A. Kenyon. Mr. Kenyon has served as a member of our board of directors, Chief Executive Officer and President since August 2018, as Interim Chief Executive Officer from June 2018 to August 2018, and as our Chief Financial Officer, Treasurer and Corporate Secretary since September 2015. Prior to that, from February 2014 to September 2015, Mr. Kenyon served as the Chief Financial Officer of Arno Therapeutics, Inc., a biopharmaceutical company focused on the development of therapeutics for cancer and other life-threatening diseases, and also as Chief Operating Officer from July 2014 to September 2015. From December 2011 to March 2013, Mr. Kenyon served as the Interim President & Chief Executive Officer, Chief Financial Officer and Secretary of Tamir Biotechnology, Inc., a publicly held biopharmaceutical company engaged in the development of oncology and anti-infective therapeutics. Prior to that, from December 2008 to July 2010, Mr. Kenyon was the Executive Vice President, Finance and, commencing in March 2009, the Chief Financial Officer of, Par Pharmaceutical Companies, Inc., a publicly held generic and branded specialty pharmaceutical company, or Par. Prior to joining Par, Mr. Kenyon was the Chief Financial Officer and Secretary of Alfacell Corporation, or Alfacell, from January 2007 through February 2009 and also served at various times during this period as Alfacell’s Executive Vice President, Chief Operating Officer and President, and was a member of Alfacell’s board of directors from November 2007 to April 2009. Prior to joining Alfacell, Mr. Kenyon served as the Executive Vice President, Chief Financial Officer and Corporate Secretary at NeoPharm, Inc., a publicly traded biopharmaceutical company, from 2000 to 2006. Mr. Kenyon received a B.A. in Accounting from the University of Wisconsin — Whitewater and is a Certified Public Accountant in Illinois. Our board believes Mr. Kenyon’s experience as our Chief Executive Officer and Chief Financial Officer, combined with his experience in the biopharmaceutical industry qualifies him to serve on our board of directors.

Terry Dagnon. Mr. Dagnon has served as our Chief Operating Officer since November 2018. From March 2015 through November 2018, Mr. Dagnon was Senior Vice President of Operations at Dohmen Life Science Services, and from March 2014 to March 2015 acted as its Vice President, Regulatory Affairs. From April 2013 through March 2014, Mr. Dagnon provided consulting services through a proprietary company, and prior thereto, held various positions at Alcon, a Novartis Company, where he last served Head of Regulatory Affairs, North America, from October 2012 through April 2013, and prior thereto served a variety of roles with increasing responsibility in regulatory affairs from December 1999 through October 2012. Prior to a career in the life sciences industry, Mr. Dagnon served 11 years on active duty with the United States Army and was a SFC/E-7 Special Forces Green Beret 18D Senior Non-Commissioned Officer. Mr. Dagnon received his Master of Science Regulatory Affairs from San Diego State University, and a B.S. in Health Care Administration from Wayland Baptist University. Mr. Dagnon has an ownership interest in our strategic alliance partner, MTTR.

Jeff Evanson. Mr. Evanson has served as our Chief Commercial Officer since November 2018. Mr. Evanson has led Scott Three Consulting, LLC as Founder and President since April of 2018, and from September 2014 through April 2018, served as a Managing Director in the Life Science Practice of Navigant. Prior to joining Navigant, Mr. Evanson was the Vice President and Global Commercial Head of the Pharmaceutical Franchise at Alcon, a Novartis Company from April 2010 to September 2014. Mr. Evanson serves on the board of directors of Children’s HeartLink and was formerly a two-term board member of Gillette Children’s Hospital in St. Paul, Minnesota, from 2008 to 2014. Mr. Evanson received his M.B.A. from the University of Minnesota, and a B.A. in Chemistry from the University of St. Thomas in St. Paul Minnesota. Mr. Evanson has an ownership interest in our strategic alliance partner, MTTR.

Non-Employee Directors

Ralph H. “Randy” Thurman. Mr. Thurman has served as the Executive Chairman of our board of directors since June 2018 and served as a member of our board since April 2018. He also currently serves as a senior advisor at BC Partners, a private equity firm, as the Executive Chairman of the board of directors of Zest Dental, Inc., and as a member of the board of directors of TFF Pharmaceuticals, Inc. Mr. Thurman was previously a member of the board of directors of Allscripts, Inc. and the Executive Chairman of Presbia PLC (an Orchard Capital Corporation company), a publicly-traded medical device company. From 2008 until 2011, Mr. Thurman served as Executive Chairman of CardioNet Inc. (now known as BioTelemetry, Inc.), and as its interim Chief Executive Officer from 2008 until 2010. From 2001 until 2007, Mr. Thurman was Founder, Chairman and Chief Executive Officer of VIASYS Healthcare Inc., a diversified healthcare technology company, which was acquired by Cardinal Healthcare Inc. in 2007. Mr. Thurman served as a consultant to Cardinal Healthcare Inc. from the date of acquisition until 2008. From 1997 until 2001, Mr. Thurman served as Chairman and Chief Executive Officer of Strategic Reserves LLC, which provided advisory services to bio-pharmaceutical, genomic, and medical device companies. From 1993 until 1997, Mr. Thurman was Chairman and Chief Executive Officer of Corning Life Sciences, Inc., and from 1984 until 1993, Mr. Thurman held various positions at Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceutical company, ultimately as its President. Our board believes Mr. Thurman’s expertise in corporate governance, operating and investing as well as extensive expertise in the healthcare industry qualifies him to serve on our board of directors.

Yezan Haddadin. Mr. Haddadin has served as a member of our board of directors since October 2017. Since July 2017, Mr. Haddadin has served as chief executive officer of GMS Capital Partners LLC, an investment company focused on making direct private equity investments in North America. GMS Capital Partners LLC is a subsidiary of GMS Holdings. From 2014 to 2017, Mr. Haddadin served as the Chief Executive Officer and a member of the board of directors of a regional investment bank based in Amman, Jordan and Dubai, United Arab Emirates. From 2013 to 2014, Mr. Haddadin served as an Advisor at Ripplewood Holdings LLC, a New York-based private equity firm. Mr. Haddadin also served as a Managing Director at Perella Weinberg Partners in New York from 2007 to 2013 and an Executive Director with J.P. Morgan in its mergers and acquisitions group from 2000 to 2007. Mr. Haddadin holds a J.D. from Northwestern University Law School and a B.S. in Foreign Service from Georgetown University. Mr. Haddadin was initially appointed to fill a vacancy on our board and was designated for such vacancy by BioLexis Pte. Ltd., or BioLexis, pursuant to the Investor Rights Agreement by and between our company and BioLexis dated September 11, 2017, as amended from time to time, or the BioLexis IRA. Our board believes Mr. Haddadin’s managerial and capital raising experience qualifies him to serve on our board of directors.

Kurt J. Hilzinger. Mr. Hilzinger has served as a member of our board of directors since December 2015. Since 2007, Mr. Hilzinger has served as a partner at Court Square Capital Partners L.P., an independent private equity firm, where he is responsible for investing in the healthcare sector. Since July 2003, Mr. Hilzinger also has served in various capacities as a member of the board of directors at Humana, Inc., a managed care company, including serving as Lead Director from August 2010 to January 2014, and as Chairman since January 2014. In addition, Mr. Hilzinger also has served in several roles at AmerisourceBergen Corporation, a healthcare company, including as a member of the board of directors from March 2004 to November 2007, as the President and Chief Operating Officer from October 2002 to November 2007 and as the Executive Vice President and Chief Operating Officer from August 2001 to October 2002. Mr. Hilzinger also serves on the Visiting Committee at the Ross School of Business at the University of Michigan. Mr. Hilzinger received a B.B.A. in Accounting from the University of Michigan and is a Certified Public Accountant in Michigan. Our board believes Mr. Hilzinger’s experience and financial expertise in the healthcare sector qualifies him to serve on our board of directors.

Faisal G. Sukhtian. Mr. Sukhtian has served as a member of our board of directors since September 2017. Mr. Sukhtian has served as a Director of BioLexis since 2011, and an Executive Director of GMS Holdings, a diversified investment company, since 2008. In addition to managing operations of GMS Holdings, Mr. Sukhtian oversees a number of investments within the GMS Holdings portfolio and serves as a director of GMS Holdings’ board of directors. From 2008 to 2011, Mr. Sukhtian served as Executive Director of Munir Sukhtian International. From 2010 to 2011, he served as Managing Director of Agri Sciences Ltd., an agrochemicals manufacturing business based in Turkey. Mr. Sukhtian has served as a member of the board of directors of Expert Petroleum, an oilfield services company based in Romania, since 2008, Agri Sciences since 2010, MS Pharma, a leading MENA based branded pharmaceutical generics company, since 2011 and Stelis Biopharma Private Limited, a biotherapeutic and biosimilar developer and manufacturer based in India, since 2015. Mr. Sukhtian previously served as a member of the board of directors of Alvogen, a multinational generics pharmaceutical company based in the United States, from 2008 to 2014 and Waterloo Industries, Inc., a manufacturer of tool storage based in the United States, from 2015 to 2017. Prior to joining GMS Holdings, Mr. Sukhtian worked at JP Morgan, in New York, where he worked primarily on mergers and acquisitions, debt and equity transactions serving clients in the industrials and transportation industries. Mr. Sukhtian received an M.B.A. from Columbia Business School and a B.S. in International Economics from Georgetown University’s School of Foreign Service. Mr. Sukhtian was initially appointed to fill a vacancy on our board and was designated for such vacancy by BioLexis pursuant to the BioLexis IRA,Our board believes Mr. Sukhtian’s managerial and pharmaceutical industry experience qualifies him to serve on our board of directors.

Family Relationships

There are no family relationships among our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely on a review of Form 3, Form 4 and Form 5 (including amendments) filed electronically with the SEC and written representations made to us that no other reports were required, during the fiscal year ended September 30, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners of our capital stock were complied with except that, Mr. Kenyon, our President, Chief Executive Officer and Chief Financial Officer, failed to timely file one Form 4 during our fiscal year ended September 30, 2019 to report the number of shares required to be sold to cover the tax withholding obligation in connection with the settlement of vested restricted stock units, or RSUs. This sale was mandated by an election under our equity incentive plans to require Mr. Kenyon to fund his tax withholding obligation by completing a "sell to cover" transaction with a brokerage firm designated by us and was reported on Form 4 filed on September 23, 2019.

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

Identification of Audit Committee and Financial Expert

Our board of directors has a standing Audit Committee that operates under a written charter approved by our board of directors, which charter reflects the applicable standards and requirements adopted by the SEC and The Nasdaq Stock Market LLC, or Nasdaq. A copy of the charter can be found on our website, http://ir.oncobiologics.com/phoenix.zhtml?c=254316&p=irol-govhighlights. Information found on our website is not incorporated by reference into this report.

The Audit Committee is chaired by Kurt J. Hilzinger and also includes Faisal Sukhtian and Yezan Haddadin. Our Nominating and Corporate Governance Committee reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and our board of directors has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards). Our board of directors has also determined that Mr. Hilzinger qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Item 11.	Executive Compensation

For the year ended September 30, 2019, our named executive officers are:

•	Lawrence A. Kenyon, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Secretary and Director;
•	Kenneth M. Bahrt, our former Chief Medical Officer;
•	Stephen J. McAndrew, Ph.D., our former Senior Vice President, Business Strategy & Development
•	Terry Dagnon, our Chief Operating Officer; and
•	Jeff Evanson, our Chief Commercial Officer.

We refer to these executive officers herein as our named executive officers.

Summary Compensation Table

The following table sets forth the information as to compensation awarded to, paid to or earned by our named executive officers. We did not pay any non-equity incentive plan compensation or have any non-qualified deferred compensation earnings and have omitted those columns from the table.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Lawrence A. Kenyon (4)	2019	425,000	-	1,419,880	19,021	1,863,901
Director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Corporate Secretary	2018	371,635	-	326,192	18,305	716,132
Kenneth M. Bahrt, M.D. (5)	2019	240,000	-	911,427	473,823	1,625,250
Former Chief Medical Officer	2018	400,000	-	-	29,082	429,082
Terry Dagnon (6)	2019	-	-	-	-	-
Chief Operating Officer	2018	-	-	-	-	-
Jeff Evanson (6)	2019	-	-	-	-	-
Chief Commercial Officer	2018	-	-	-	-	-
Stephen J. McAndrew, Ph.D. (7)	2019	34,615	-	135,838	244,095	414,548
Former SVP, Business Strategy & Development	2018	300,000	-	14,060	12,011	326,071

(1)	Discretionary bonus amounts for fiscal year ended September 30, 2019 have not yet been determined.
(2)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted computed in accordance with ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the named executive officer upon the exercise of the stock options. For a discussion of the assumptions used in determining the fair value of stock option awards in the above table and other additional information on the stock options granted, refer to Item 8 “Consolidated Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 12 - Stock-Based Compensation.”
(3)	Amounts in this column reflect the payment of term life and disability insurance premiums, along with 401(k) matching contributions. All of these benefits are provided to the named executive officers on the same terms as provided to all of our regular full-time employees. In addition, the amounts include severance payments under separation and release agreements with our separated named executive officers.
(4)	Mr. Kenyon was appointed Interim Chief Executive Officer in June 2018 and later appointed Director, Chief Executive Officer and President in August 2018. Salary reflects Mr. Kenyon’s salary adjustment approved in August 2018, which was retroactive to June 2018 when he began acting as Interim Chief Executive Officer.
(5)	Dr. Bahrt was terminated as Chief Medical Officer in April 2019 when we eliminated his position. All other compensation for fiscal 2019 includes benefits to which Dr. Bahrt became entitled under his separation and release agreement effective April 23, 2019 which comprised of (i) $400,000 of his base salary and (ii) $26,885 of projected COBRA coverage costs for himself and his eligible dependents for which he is entitled to reimbursement for up to a 12-month period beginning May 1, 2019.

(6)	Messrs. Dagnon and Evanson were appointed as executive officers in November 2018 but are compensated under our arrangement with MTTR. We do not pay any compensation directly to Messrs. Dagnon and Evanson. MTTR earned an aggregate $1,744,933 in the year ended September 30, 2019. Messrs. Dagnon and Evanson have ownership interests in MTTR. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for additional information regarding our arrangement with MTTR.
(7)	Dr. McAndrew was terminated as Senior Vice President, Business Strategy & Development in November 2018 when we eliminated his position. All other compensation for fiscal 2019 includes benefits to which Dr. McAndrew became entitled under his separation and release agreement effective November 9, 2018, which includes $225,000 of his base salary and $19,095 of vacation pay, term life and disability insurance premiums.

Agreements with our Named Executive Officers

Below are written descriptions of our employment arrangements with our named executive officers. We do not have separate employment arrangements with Messrs. Dagnon and Evanson as they are providing services to our company under our agreement with MTTR. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for more information regarding our MTTR agreement.

Mr. Kenyon. In February 2016, we entered into a new employment agreement with Mr. Kenyon that took effect in connection with our initial public offering, or IPO. Under Mr. Kenyon’s February 2016 employment agreement, Mr. Kenyon was entitled to an annual base salary and was eligible to receive an annual performance bonus as determined by our board of directors. These amounts were initially $350,000 and 40%, however, in connection with his August 2018 appointment as our Chief Executive Officer and President, our Compensation Committee increased his base salary to $425,000 and set his annual performance bonus at up to 50% of his base salary as determined by our board, with such increases having retroactive effect to June 18, 2018 when he was appointed Interim Chief Executive Officer. Mr. Kenyon was also granted stock options to acquire 500,000 shares of our common stock under our 2015 Equity Incentive Plan, or the 2015 Plan, which options are non-qualified stock options that vest annually over four years, and may be accelerated in the event of a “change in control” (as defined in the 2015 Plan) and achievement of a pre-defined objective. Mr. Kenyon is also eligible for additional stock option grants under the 2015 Plan for up to an aggregate of 1.7 million shares of our common stock, which grants are subject to, and will be made effective upon, achievement of certain pre-defined corporate objectives, with four-year vesting and subject to acceleration in the event of a “change in control.”

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

Dr. Bahrt. In February 2016, we entered into a new employment agreement with Dr. Bahrt that took effect in connection with our IPO. Under Dr. Bahrt’s new employment agreement, Dr. Bahrt was entitled to an initial annual base salary of $400,000 and was eligible to receive an annual performance bonus of up to 40% of his annual base salary as determined by our board of directors. Dr. Bahrt was employed by and performing services for us on a full-time basis through April 2019, when we eliminated his position. His employment agreement did not have a specified term and his employment could have been terminated by us or by Dr. Bahrt at any time, with or without cause. Dr. Bahrt was also entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “— Potential Payments upon Termination or Change of Control.” In connection with the elimination of Dr. Bahrt’s position as Chief Medical Officer in April 2019, we entered into a separation and release agreement in April 2019. The terms of his separation and release agreement are described below under “— Potential Payments upon Termination or Change of Control.”

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

Potential Payments Upon Termination or Change of Control

Regardless of the manner in which a named executive officer’s service terminates (other than Messrs. Dagnon and Evanson), the named executive officer is generally entitled to receive amounts earned during his or her term of service, including salary and unused vacation pay. We do not provide for any additional severance or change of control benefits to Messrs. Dagnon and Evanson, who receive compensation directly from MTTR for the services provided to our company. The MTTR Agreement provides MTTR certain rights in the event of a Change of Control as defined in such agreement. See Item 1 “Business—Collaboration and Licensing Agreements—MTTR-Strategic Partnership Agreement (ONS-5010)”)” for more information regarding such rights.

Mr. Kenyon. Pursuant to Mr. Kenyon’s current executive employment agreement, as amended, if he is terminated without cause or if he resigns for good reason, subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he is entitled to continued payment of his base salary for 12 months following the termination, 100% of his target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 12 months, full vesting of 50% of his then unvested equity awards, and reimbursement of expenses owed to him through the date of his termination.

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

Dr. Bahrt.   We eliminated Dr. Bahrt’s position in April 2019 in connection with our change in focus to ophthalmic indications. In connection therewith, he entered into a separation and release agreement, effective on April 23, 2019, providing for, as severance, his current base salary for the equivalent of 12 months, or a total of $400,000. Dr. Bahrt will receive 12 months of COBRA reimbursement, and full vesting of 50% of his then unvested equity awards, and reimbursement of expenses owed to him through the date of his termination. He also agreed to non-solicit and non-compete covenants, as well as executed a general release of claims in connection therewith.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of September 30, 2019.

Option awards (1)
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Lawrence A. Kenyon	8/1/2018	15,625	46,875	(2)	-	6.88	8/1/2028
	2/19/2019	-	100,000	(3)	-	10.56	2/19/2029
	9/12/2019	-	450,000	(4)	-	1.75	9/12/2029

(1)	The outstanding equity awards as of September 30, 2019 are stock options that were granted under and subject to the terms of the 2015 Equity Incentive Plan, or the 2015 Plan. Except as otherwise indicated, each stock option is subject to vesting, subject to the executive’s continuous service with us through the vesting dates and the potential vesting acceleration of the time-based vesting conditions upon a change in control and certain terminations of employment.

(2)	The shares underlying the option vests in four equal installments of which 25% vested on August 1, 2019. The option shall be vested in full on August 1, 2022, subject to Mr. Kenyon providing continuous service on each such date. Vesting may be accelerated in the event of (a) a change in control as defined in the 2015 Plan and (b) the achievement of certain predefined corporate objectives, in each case subject to Mr. Kenyon providing continuous service through such event.
(3)	The shares underlying the option shall vest in four equal installments beginning on February 19, 2020 such that the option shall be vested in full on February 19, 2023, subject to Mr. Kenyon providing continuous service on each such date. Vesting may be accelerated in the event of (a) a change in control as defined in the 2015 Plan and (b) the achievement of certain predefined corporate objectives, in each case subject to Mr. Kenyon providing continuous service through such event.
(4)	The shares underlying the option shall vest in four equal installments beginning on September 12, 2020 such that the option shall be vested in full on September 12, 2023, subject to Mr. Kenyon providing continuous service on each such date. Vesting may be accelerated in the event of (a) a change in control as defined in the 2015 Plan and (b) the achievement of certain predefined corporate objectives, in each case subject to Mr. Kenyon providing continuous service through such event.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our board of directors during the year ended September 30, 2019. Mr. Kenyon’s compensation as an executive officer is set forth under “Executive Compensation — Summary Compensation Table.” Mr. Kenyon did not receive any additional compensation for service as a director. None of our directors earned any compensation other than cash fees or stock option awards under the 2015 Plan during the fiscal year ended September 30, 2019, accordingly, we have omitted all other columns from the table below.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Randy Thurman (3)	-	348,000	-	348,000
Kurt Hilzinger	-	125,000	-	125,000
Yezan Haddadin (4)	-	-	-	-
Faisal G. Sukhtian (4)	-	-	-	-
Joe Thomas (4) (5)	-	-	-	-
Pankaj Mohan, Ph.D. (6)	-	70,000	-	70,000
Joerg Windisch, Ph.D. (7)	-	80,000	-	80,000

(1)	Represents the annual cash fees pursuant to our non-employee director compensation policy, which took effect in connection with the IPO.
(2)	See discussion of Option Awards in Lieu of Cash Fees below. Reflects the aggregate grant date fair value of the stock option awards granted computed in accordance with ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the director upon exercise of the stock options. For a discussion of the assumptions used in determining the fair value of awards of stock options in the above table and other additional information on stock options granted, refer to Item 8 "Consolidated Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 12 - Stock-Based Compensation.”
(3)	Mr. Thurman was appointed Executive Chairman of our board of directors in June 2018.
(4)	Messrs. Haddadin, Sukhtian and Thomas waived their right to cash and equity compensation for their services as directors of our company and did not receive any fees during the fiscal year ended September 30, 2019.
(5)	Mr. Thomas joined our board of directors in September 2017 and resigned from our board of directors and the Audit Committee in December 2019.
(6)	Dr. Mohan’s term as a Class III director ended upon our 2019 annual meeting of stockholders.
(7)	Dr. Windisch joined our board of directors and the Compensation Committee in March 2018 and resigned from our board of directors and the Compensation Committee in July 2019.

Option Awards in lieu of Cash Fees

In November 2018, to reduce cash expenses, the Compensation Committee of our board of directors suspended cash payments under our non-employee director compensation policy described below and authorized a one-time equity grant of immediately vested options equal in value to two-years of cash fees. Accordingly, effective November 9, 2018, all non-employee directors who did not previously waive their cash fees received the equity grants listed below. Messrs. Haddadin, Sukhtian and Thomas had previously waived their right to cash and equity compensation for their services as directors of our company the fiscal year ended September 30, 2019 and thus did not receive a one-time equity grant.

Option awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Grant date fair value ($) (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Randy Thurman	11/09/2018	70,940	348,000	-	-	7.12	11/09/2028
Kurt Hilzinger	11/09/2018	25,481	125,000	-	-	7.12	11/09/2028
Joerg Windisch, Ph.D.(2)	11/09/2018	16,308	80,000	-	-	7.12	11/09/2028
Pankaj Mohan, Ph.D. (3)	11/09/2018	14,269	70,000	-	-	7.12	11/09/2028

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted computed in accordance with ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the named executive officer upon the exercise of the stock options. For a discussion of the assumptions used in determining the fair value of stock option awards in the above table and other additional information on the stock options granted, refer to Item 8 "Consolidated Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 12- Stock-Based Compensation.”
(2)	Dr. Windisch resigned from our board of directors effective July 18, 2019.
(3)	Dr. Mohan’s term as a Class III director ended upon our 2019 annual meeting of stockholders.

Non-Employee Director Compensation Policy

We adopted a non-employee director compensation policy pursuant to which our non-employee directors are eligible to receive compensation for service on our board of directors and committees of our board of directors, which took effect in connection with our IPO and was in effect for the fiscal year ended September 30, 2019.

Equity Compensation

Initial Grant

Under the non-employee director compensation policy, which was in effect for the fiscal year ended September 30, 2019, each new non-employee director who joined our board of directors was granted a non-statutory stock option to purchase 3,125 shares of common stock under the 2015 Plan, which options vested annually over three years from the grant date, subject to continued service as a director through the applicable vesting date. Messrs. Haddadin, Sukhtian and Thomas waived their initial equity grants. In addition, in connection with his appointment as Executive Chairman, Mr. Thurman received a one-time grant of a non-statutory stock option to purchase 12,500 shares of common stock under the 2015 Plan, which vests annually in three equal installments.

Annual Grant

Under the non-employee director compensation policy, which was in effect for the fiscal year ended September 30, 2019, on the date of each annual meeting of our stockholders, each current non-employee director was granted an annual non-statutory stock option to purchase 1,875 shares of common stock under the 2015 Plan, which options vested on the first anniversary of the grant date, subject to continued service as a director though the applicable vesting date. All non-employee directors waived the automatic grants that they would have received on the date of our 2019 annual meeting of stockholders.

Cash Compensation

Under the non-employee director compensation policy in effect for the fiscal year ended September 30, 2019, each non-employee director received an annual cash retainer of $35,000 for serving on our board of directors. The chairperson of our board of directors received an additional annual cash retainer of $30,000. In the event that the chairperson is an employee and the board of directors appoints a Lead Independent Director, that person will receive the additional annual cash retainer otherwise payable to the chairperson. In addition, as Executive Chairman, Mr. Thurman is entitled to an annual retainer of $120,000 payable in equal monthly installments.

The chairperson and members of the three principal standing committees of our board of directors were generally entitled to the following annual cash retainers under our non-employee director compensation policy that was in effect for the fiscal year ended September 30, 2019:

Board Committee	Chairperson Fee	Member Fee
Audit Committee	$15,000	$7,500
Compensation Committee	10,000	5,000
Nominating and Corporate Governance Committee	8,000	4,000

All annual cash compensation amounts were payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter. As discussed above under “—Option Awards in lieu of Cash Fees,” these cash fees were suspended and all non-employee directors who had not previously waived fees received a one-time equity grant in lieu of cash fees.

Amended and Restated Non-Employee Director Compensation Policy

In September 2019, our board of directors approved a new non-employee director compensation policy that took effect on October 1, 2019, the first day of our fiscal year. The terms of our new non-employee director compensation program are as follows:

Equity Compensation

Under the amended and restated non-employee director compensation policy, each new non-employee director who joins our board of directors will be granted a non-statutory stock option to purchase 25,000 shares of common stock under the 2015 Plan, which option vests annually over three years from the grant date, subject to continued service as a director through the applicable vesting date, provided however, that all unvested shares subject to such stock options will accelerate and vest in full upon a change in control, subject to continued service as a director immediately prior to the change in control.

Under the amended and restated non-employee director compensation policy, on the date of each annual meeting of our stockholders, each current non-employee director is granted an annual non-statutory stock option to purchase 15,000 shares of common stock under the 2015 Plan, which option vests on the first anniversary of the grant date, subject to continued service as a director though the applicable vesting date, provided however, that all unvested shares subject to such stock options will accelerate and vest in full upon a change in control, subject to continued service as a director immediately prior to the change in control.

Cash Compensation

Under the amended and restated non-employee director compensation policy, each non-employee director will be eligible to receive an annual cash retainer of $40,000 for serving on our board of directors. The chairperson of our board of directors is eligible to receive an additional annual cash retainer of $30,000. In the event that the chairperson is an employee and the board of directors appoints a Lead Independent Director, that person will receive the additional annual cash retainer otherwise payable to the chairperson In addition, as Executive Chairman, Mr. Thurman is eligible to receive to an annual retainer of $120,000 payable in equal monthly installments.

The chairperson and members of the three principal standing committees of our board of directors are generally entitled to the following annual cash retainers under our amended and restated non-employee director compensation policy:

Board Committee	Chairperson Fee	Member Fee
Audit Committee	$15,000	$7,500
Compensation Committee	10,000	5,000
Nominating and Corporate Governance Committee	8,000	4,000
Executive Committee	-	30,000

All annual cash compensation amounts will be payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter. Each non-employee director may elect to receive all annual cash compensation the form of stock options granted pursuant to the 2015 Plan. This election must be made prior to the beginning for the applicable fiscal year, and each non-employee director must submit a new election for each fiscal year. If a non-employee director elects to receive compensation in the form of stock options, such stock options will automatically be granted on the third business day in October of such fiscal year. Any award will vest as follow: (i) 25% will vest on the last day of the first fiscal quarter during such fiscal year, and (ii) 25% will vest on the last day of each subsequent fiscal quarter during such fiscal year, provided the non-employee director is in service as a director on the first day of the fiscal quarter of the applicable scheduled vesting date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information relating to the beneficial ownership of our common stock as of November 30, 2019, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership determined in accordance with the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Applicable percentage ownership and total voting power are based on 29,401,936 shares of common stock and 66,451 shares of voting Series A-1 convertible preferred stock outstanding as of November 30, 2019. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. Shares of common stock issuable upon vesting, exercise or conversion of outstanding equity awards or preferred stock that are exercisable, subject to vesting or convertible within 60 days after November 30, 2019 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

As otherwise noted below, the address for persons listed in the table is c/o Outlook Therapeutics, Inc., 7 Clarke Drive, Cranbury, New Jersey 08512.

	Common Stock		Series A-1 Preferred
Name of Beneficial Owner	Number of Shares Beneficially Owned	%	Number of Shares Beneficially Owned	%	% of Total Voting Power
Five Percent Stockholders (other than directors and officers):
BioLexis Pte. Ltd.(1)	23,589,499	60.6%	66,451	100.0%	49.9%

Named Executive Officers and Directors:
Lawrence A. Kenyon, Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary	24,551	*	-	-	†
Ralph H. “Randy” Thurman, Executive Chairman (2)	131,656	*	-	-	†
Yezan Haddadin, Director (3)	20,044	*	-	-	-
Kurt J. Hilzinger, Director (4)	67,561	*	-	-	†
Faisal G. Sukhtian, Director (5)	21,693	*	-	-	-
Kenneth Bahrt, M.D. former Chief Medical Officer (6)	5,110	*	-	-	†
Stephen McAndrew, Ph.D. former SVP Business Strategy & Development	-	*	-	-	†
Jeff Evanson, Chief Commercial Officer	-	*	-	-	-
Terry Dagnon, Chief Operating Officer	-	*	-	-	-

All executive officers and directors as a group (7 persons)	265,505	*	-	-	†

*Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

†Represents voting power of less than one percent (1%) of the outstanding common stock.

(1)	Includes (a) 1,255,789 shares of common stock issuable upon conversion of 66,451 shares of our voting Series A-1 convertible preferred stock. basis) and (b) warrants to acquire 8,294,216 shares of our common stock, all of which are held directly by BioLexis Pte. Ltd. (formerly known as GMS Tenshi Private Limited Holdings Pte. Limited), or BioLexis. Tenshi Life Sciences Private Limited, or Tenshi, a private investment vehicle controlled by Arun Kumar Pillai, or Kumar, and GMS Pharma (Singapore) Pte. Limited, or GMS Pharma, a private investment company and wholly-owned subsidiary of GMS Holdings, a private investment company, or GMS Holdings, are the 50:50 beneficial owners of BioLexis, in which each of Tenshi and GMS Pharma owns 50% of the outstanding voting shares. Kumar, a natural person, is the holder of a controlling interest in Tenshi. Ghiath M. Sukhtian, or Sukhtian, a natural person, is the holder of a controlling interest in GMS Holdings, which is the holder of a controlling interest in GMS Pharma. The principal office address of Kumar is #30, “Galaxy”, 1st Main, J.P. Nagar, 3rd Phase, Bangalore, India 560078. The principal office address of Sukhtian is Zahran Street, 7th Circle Zahran Plaza Building, 4th Floor P.O. Box 142904, Amman, Jordan 11844.
(2)	Represents 1,875 shares and 129,781 vested options held by Mr. Thurman.
(3)	Represents vested options held directly by Mr. Haddadin.
(4)	Includes 23,107 shares and 44,454 vested options held directly by Mr. Hilzinger.
(5)	Represents vested options held directly by Mr. Sukhtian.
(6)	Includes warrants to acquire 125 shares held directly by Dr. Bahrt.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of September 30, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2011 Stock Incentive Plan	15,691	$49.97	(1)	-	(2)
2015 Equity Incentive Plan	1,390,108		(3)	1,309,950	(4)
2016 Employee Stock Purchase Plan	-	-		68,145	(5)
Equity compensation plans not approved by security holders:
None	-	-		-
Total	1,405,799			1,378,095

(1)	Represents the base price per outstanding performance stock unit, or PSU, awards at September 30, 2019.
(2)	Upon approval of the 2015 Equity Incentive Plan, no additional options or awards were granted under the 2011 Stock Incentive Plan; all outstanding stock awards continue to be governed by their existing terms.
(3)	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding at September 30, 2019 is comprised of 1,389,999 option awards with a weighted-average exercise price of $3.46, and 109 RSUs with a weighted-average grant date fair value of $96.00.
(4)	The number of shares of our common stock reserved for issuance under the 2015 Equity Incentive Plan automatically increases on January 1st of each year continuing through January 1, 2026, in an amount equal to the lesser of (A) 3% of the total number of shares of our common stock outstanding on December 31st of the immediately preceding calendar year and (B) a number determined by our board of directors.
(5)	The number of shares of our common stock reserved for issuance under the 2016 Employee Stock Purchase Plan automatically increases on January 1st each year continuing through January 1, 2026, by the lesser of (i) one percent (1%) of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (ii) 220,000 shares of our common stock and (iii) a number determined by our board of directors.

Item	13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions since October 1, 2016 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our total assets at September 30, 2018 or 2019, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in Item 11 in the sections titled “Executive Compensation” and “Director Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

Financings

Loans and Guarantees

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

On December 22, 2016, we entered into a Note and Warrant Purchase Agreement, or the Note Agreement, with the accredited investors named therein, which included former directors, Messrs. Canute and Dyrness, and Sabby and its affiliates, providing for the issuance and sale of up to $10.0 million of senior secured promissory notes, which bear interest at a rate of 5.0% per year and initially matured December 22, 2017 and warrants to acquire an aggregate 0.3 million shares of our common stock. The warrants initially had a five-year term and an exercise price of $24.00 per share. We closed the initial sale and purchase of the notes and warrants on December 22, 2016, issuing $8.35 million aggregate principal amount of notes and warrants to acquire an aggregate 240,062 shares of our common stock in exchange for $6.5 million of cash and an aggregate of $1.85 million of existing unsecured bridge notes issued in October, November and December 2016. These included the $900,000 aggregate principal amount of notes held by Messrs. Canute and Dyrness and Sabby. We closed the sale of the remaining $1.65 million of additional notes and warrants to acquire up to an additional 47,437 shares of our common stock in January 2017. Under the Note Agreement, we agreed to customary negative covenants restricting our ability to repay indebtedness to officers, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of our assets, other than as permitted, or enter into any transactions with affiliates. In addition to the negative covenants in the Note Agreement, the notes include customary events of default. In connection with the closing of the initial sale of the notes and warrants, we entered into a Security Agreement and an Intellectual Property Security Agreement, each dated December 22, 2016, granting the holders of the notes a security interest in all of our assets.

On April 13, 2017, we entered into the First Amendment to the Note Agreement, or the First Amendment, with the required holders of our outstanding senior secured promissory notes named therein. The primary purpose of the First Amendment was to increase the amount of notes, which bear interest at a rate of 5% per annum and mature on December 22, 2017, from $10.0 million to $15.0 million, permit the issuance of additional warrants (which have a five-year term and an exercise price of $24.00 per share) to acquire an aggregate 208,125 shares of its common stock in connection therewith. In connection with the First Amendment, we issued an additional $3.5 million in note principal and warrants to acquire an aggregate 145,625 shares of common stock. On May 31, 2017, we issued the remaining $1.5 million in note principal and warrants to acquire 62,437 shares of common stock.

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

In connection with the November 2018 private placement to BioLexis, we entered into a Second Note and Warrant Amendment and Waiver, or the Second Amendment, pursuant to which the senior secured noteholders agreed to, among other items, further extend the maturity date of the senior secured notes and provide that such notes may be converted into common stock at an initial conversion price of $8.9539 per share (120% of the price per share paid by BioLexis in the private placement). Under this Second Amendment, the maturity date of such senior secured notes may be extended up to December 22, 2019 in exchange for us making several payments of principal and interest through August 31, 2019 and raising no less than $20.0 million of additional equity capital on or prior to June 30, 2019.

In November 2018, following the initial sale to BioLexis, we paid the holders an aggregate of approximately $2.2 million of principal and interest. We made the additional scheduled payments of an aggregate of $3.7 million of principal and interest on these senior secured notes as follows: (i) approximately $1.2 million of principal and interest on December 7, 2018; (ii) approximately $1.0 million of interest on December 22, 2018; and (iii) approximately $1.5 million of principal and interest on February 15, 2019. Additionally, although we raised $20.0 million of additional equity capital on or prior to June 30, 2019, in June 2019, following the redemption of approximately $1.8 million of outstanding aggregate principal amount of senior notes, we entered into a Third Note and Warrant Amendment and Waiver, with the secured noteholders of the remaining $6.7 million outstanding aggregate principal amount, pursuant to which we amended the maturity date of the senior secured notes to December 22, 2019, and the scheduled payments of principal and interest on or prior to each of June 30, 2019 ($3.0 million), July 31, 2019 ($1.0 million) and August 31, 2019 ($1.0 million) were removed. We also increased the interest rate payable to 12.0% per annum from 5.0% per annum.

In addition, in November 2018, we and the then holders of the senior notes mutually agreed to reduce the exercise price of the warrants held by them to acquire an aggregate of 474,062 shares of our common stock to $12.00 per share, and extend the expiration of such warrants by three years.

We also agreed to take such steps as may be reasonably necessary to amend the exercise price to $12.00 and further extend the expiration date of our outstanding Series A warrants (Nasdaq: OTLKW) by three years. Such Series A warrants had an exercise price of $52.80 per share and expire on the earlier to occur of (a) the date that is 20 business days after the date on which the closing sales price of our common stock is greater than or equal to $58.00 per share and (b) February 18, 2019. In January 2019, we reduced the exercise price of these warrants from $52.80 to $12.00 and further extended the exercise period from February 18, 2019 to February 18, 2022.

Employment and Other Compensation Arrangements, Equity Plan Awards

We have entered into employment agreements with certain of our executive officers in connection with their employment. For more information regarding the executives’ existing offer letters, see Item 11 in the section titled “Executive Compensation—Agreements with Our Named Executive Officers.”

We also have established certain equity plans, pursuant to which we grant equity awards to our employees and directors.

Mohan Consulting Agreement

Following Dr. Mohan’s resignation as Chairman of our board of directors and as our Chief Executive Officer, on July 2, 2018, we entered into a consulting agreement with Dr. Mohan. Under the agreement, Dr. Mohan agreed to a six-month consulting arrangement, pursuant to which he was paid at 50% of his base salary prior to his resignation and focused on the ONS-5010 development program. Such consulting arrangement terminated in January 2019 in accordance with its terms.

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

During the three months ended June 30, 2018, we negotiated a contract with Sonnet to provide contract development and manufacturing, or CDMO, services for a fee. The gross contract value was estimated to be approximately $5.14 million, if all milestones were met. Additionally, in order to provide services to Sonnet and other potential CDMO customers, in November 2017, we acquired additional laboratory and office equipment from Sonnet with a value of approximately $115,000 and during the nine months ended June 30, 2018, assumed leases of approximately $201,000 for equipment necessary for the then planned expansion of our company’s development and manufacturing facilities. Such leases were personally guaranteed by Dr. Mohan, our former Chairman and Chief Executive Officer and Class III director. We subsequently terminated the CDMO contract in 2019 in connection with the shift in focus to our ONS-5010 product candidate.

Dr. Mohan, our founder and former Class III director, and Mr. Griffith, our former director and Chief Financial Officer, are members of the board of directors of Sonnet. In addition, Dr. Mohan is Executive Chairman and Mr. Griffith is the President, Chief Executive Officer and Chief Financial Officer of Sonnet.

BioLexis Private Placement

Private Placement — September 2017

In September 2017, we entered into a purchase agreement with BioLexis pursuant to which BioLexis agreed to purchase, in a private placement, 250,000 shares of our newly-created voting Series A Convertible Preferred Stock, or the Series A Convertible, for $25.0 million and warrants to acquire an aggregate 2,093,750 shares of our common stock. The Series A Convertible was initially convertible into 4,724,493 shares of our common stock. We completed the initial sale of 32,628 shares of Series A Convertible for $3.3 million in September 2017, and in October 2017, we consummated the sale of the remaining 217,372 shares of Series A Convertible for $21.7 million.

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

BioLexis received the following quarterly in-kind dividends on the Series A Convertible: 4,678 shares (December 31, 2017), 6,367 shares (March 31, 2018), 6,526 shares (July 18, 2018).

May 2018 Private Placement Offering

In May 2018, we entered into a purchase agreement with BioLexis pursuant to which BioLexis agreed to purchase, in a private placement, 1,594,345 shares of common stock and warrants to acquire an aggregate 2,564,102 shares of our common stock for $15.0 million in two tranches. We completed the sale of the first tranche of 797,172 shares of common stock and warrants to acquire an aggregate 1,282,051 shares of our common stock for $7.5 million in May 2018. In June 2018, we consummated the sale of the remaining 797,172 shares of common stock and warrants to acquire an aggregate 1,282,051 shares of our common stock for $7.5 million. We also amended the BioLexis investor rights agreement to clarify that the securities issued in this private placement had the same rights as shares issued in the initial September 2017 investment.

Conversion of Series A Convertible and Exchange for Series A-1 Convertible Preferred Stock

In June 2018, BioLexis converted 208,836 shares of its Series A Convertible into 3,946,577 shares of common stock. In connection therewith, we reached an agreement in principle with BioLexis to exchange the remaining 52,209 shares of Series A Convertible held by BioLexis (along with accrued but unpaid dividends) for shares of our newly-created voting Series A-1 convertible preferred stock, or the Series A-1 Convertible.

In July 2018, our board of directors declared a dividend-in-kind on the Series A Convertible, issuing BioLexis 6,526 additional shares of Series A Convertible. Thereafter, we entered into an exchange agreement with BioLexis pursuant to which we exchanged 58,735 shares of Series A Convertible held by BioLexis for 58,735 shares of newly created Series A-1 Convertible. The Series A-1 Convertible has the same conversion and dividend features as the Series A Convertible (10% per annum, compounded quarterly, payable quarterly at our option in cash or in kind in additional shares of Series A-1 Convertible), but reflects an increased redemption premium (110% to 550%) and increased liquidation preference (120% to 600%) that provides BioLexis with similar redemption premium and liquidation preference for its aggregate Series A Convertible holdings before the conversion. Accordingly, there are no longer any shares of Series A Convertible outstanding.

In connection with the exchange, we amended the BioLexis investor rights agreement to clarify that the shares of Series A-1 Convertible issued in the exchange had the same rights as shares issued in the initial September 2017 investment.

BioLexis has received the following quarterly in-kind dividends on the Series A-1 Convertible: 1,468 shares (September 30, 2018), 1,505 shares (December 31, 2018), 1,542 shares (March 31, 2019), 1,581 shares (June 30, 2019), 1,620 shares (September 30, 2019).

November 2018 Private Placement Offering

In November 2018, we entered into a purchase agreement with BioLexis pursuant to which BioLexis agreed to purchase, in a private placement, up to $20.0 million of shares of common stock in four tranches, subject to customary closing conditions and meeting certain pre-agreed funding milestones. We completed the sale of the first tranche of 1,072,156 shares of common stock for $8.0 million in November 2018, and the second tranche of 536,078 shares of common stock for $4.0 million in December 2018. We agreed to close the remaining two tranches of $4.0 million (or 536,078 shares each) in January 2019 and February 2019, subject, in each case, to customary closing conditions and achievement of certain funding milestones. We also amended the BioLexis investor rights agreement to clarify that the shares issued in this private placement had the same rights as shares issued in the initial September 2017 investment.

April 2019 Public Offering

In April 2019, we completed an underwritten public offering of an aggregate of 10,340,000 shares of our common stock, 15-month warrants to purchase an aggregate of 10,340,000 shares of our common stock, and 5-year warrants to purchase an aggregate of 10,340,000 shares of our common stock at a combined public offering price of $2.75 per share and accompanying warrants. The 15-month and 5-year warrants have an exercise price of $2.90 per share. BioLexis was allocated, and acquired from the underwriters, 3,636,364 shares of our common stock, 15-month warrants to acquire 3,636,364 shares of our common stock and 5-year warrants to acquire 3,636,364 shares of our common stock, for approximately $10.0 million. In June 2019, we amended the terms of the 15-month warrants to remove the beneficial ownership limitations, and BioLexis cashless exercised such warrants pursuant to their terms, as amended, and received .60 of the underlying shares (or 2,181,818 shares of our common stock).

Sabby Senior Secured Note Exchange

In connection with the September 2017 private placement to BioLexis, we entered into a purchase and exchange agreement with Sabby pursuant to which Sabby exchanged $1.5 million in aggregate principal amount of senior secured notes for 1,500,000 shares of our newly-created Series B convertible preferred stock, or the Series B Convertible. The Series B Convertible was initially convertible into 264,084 shares of our common stock. We closed the exchange on October 30, 2017. In June 2018, following the conversion of the Series A Convertible by BioLexis, the Series B Convertible was converted into an aggregate into 264,084 shares of our common stock in accordance with its terms. Accordingly, there are no longer any shares of Series B Convertible outstanding.

MTTR LLC - ONS 5010 Strategic Partnership Agreement

In February 2018, we entered into a strategic partnership agreement with MTTR, LLC, or MTTR, to advise on regulatory, clinical and commercial strategy and assist in obtaining approval of ONS-5010, our bevacizumab therapeutic product candidate for ophthalmic indications. We amended the agreement in March 2018 and June 2019. Under the current terms of the agreement as amended, we agreed to pay MTTR a fee of $105,208 per month, which will increase to $170,833 per month after the launch of ONS-5010 in the United States (subject to reduction by 50% in the event net sales of ONS-5010 are below a certain threshold million per year). Beginning June 2019 through December 2019, we also agreed to pay MTTR an additional retainer of $115,516 per month, $50,000 of which is credited against the monthly fee. We also agreed to pay MTTR a tiered percentage of the net profits of ONS-5010 ranging in the low- to mid-teens, with the ability to credit monthly fees paid to MTTR. We also agreed to pay a one-time fee of $268,553 to MTTR by September 2020 if certain regulatory milestones are achieved earlier than anticipated. Terry Dagnon and Jeff Evanson are two of our executive officers and provide services to us pursuant to our strategic partnership agreement with MTTR, are compensated by MTTR, and have ownership interests in MTTR, as does Mark Humayun, M.D., one of our outside advisors.

MTTR earned an aggregate $1,744,933 and $602,629 during the years ended September 30, 2019 and 2018, respectively, which includes monthly consulting fees and expense reimbursement.

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

Independence of the Board of Directors

As required under The Nasdaq Stock Market LLC, or Nasdaq, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board. Our board of directors consults with our counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our board of directors has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Messrs. Thurman, Haddadin, Hilzinger and Sukhtian. In making this determination, our board of directors found that none of these directors had a material or other disqualifying relationship with our company.

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

The following table represents aggregate fees billed to us for the fiscal years ended September 30, 2019 and 2018 by KPMG LLP, our principal accountant.

	Fiscal year ended
	2019	2018
Audit Fees	$300,000	$350,000
Audit-related Fees	130,000	32,500
Tax Fees	80,809	139,986
Total Fees	$510,809	$522,486

Audit Fees. This category consists of the annual audit of our consolidated financial statements and the interim reviews of the quarterly consolidated financial statements.

Audit-Related Fees. This category consists of fees related to services rendered in connection with registration statements, including a comfort letter and consents.

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

PART IV

Item	15. Exhibits and Financial Statement Schedules

(a)	(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
	(2)	The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Annual Report on Form 10-K.

EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).
3.2	Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on July 19, 2018).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2018).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).
3.5	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 29, 2016).
10.1#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.2#	Form of Amended and Restated Performance Stock Unit Agreement for 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on April 27, 2016).
10.3#	2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 13, 2019).
10.4#	Forms of agreements and award grant notices for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.5#	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on February 12, 2016).
10.6#	Form of Indemnity Agreement, by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.7#	Executive Employment Agreement between the Registrant and Lawrence A. Kenyon, dated October 22, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on October 26, 2018).
10.8†	ONS-3010 Commercial License Agreement by and between the Registrant and Selexis SA effective as of April 11, 2013, as amended effective as of May 21, 2014 (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.9†	ONS-1045 Commercial License Agreement by and between the Registrant and Selexis SA effective as of April 11, 2013, as amended effective as of May 21, 2014 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.10†	ONS-1050 Commercial License Agreement by and between the Registrant and Selexis SA effective as of April 11, 2013, as amended effective as of May 21, 2014 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.11	Joint Participation Agreement by and between the Registrant and Zhejiang Huahai Pharmaceutical Co., Ltd., effective as of May 6, 2013, as amended by that Amendment No. 1 and Mutual Termination Agreement re: Joint Participation Agreement, dated December 23, 2014 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).
10.12¥	Strategic Partnership Agreement by and between the Registrant and MTTR, LLC, effective as of February 15, 2018, as amended by the Letter Addendum dated March 2, 2018 (incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed with the SEC on December 18, 2018).
10.13¥	Amendment dated March 4, 2019 of Strategic Partnership Agreement between the Registrant and MTTR LLC effective as of February 15, 2018, as amended.
10.14¥	Amendment dated June 4, 2019 of Strategic Partnership Agreement between the Registrant and MTTR LLC effective as of February 15, 2018, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the SEC on June 10, 2019).

10.15	Warrant Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as Warrant Agent dated May 18, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 27, 2016).
10.16	Amendment to the Warrant Agreement dated May 18, 2016 by the Registrant and American Stock Transfer & Trust Company LLC, as Warrant Agent, dated February 6, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 6, 2017).
10.17	Amendment #2 to the Warrant Agreement dated May 18, 2016 by and between the Registrant and American Stock Transfer & Trust Company LLC, as Warrant Agent, dated February 9, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 9, 2018).
10.18	Amendment #3 to the Warrant Agreement dated May 18, 2016 by and between the Registrant and American Stock Transfer & Trust Company LLC, as Warrant Agent, dated January 22, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on January 22, 2019).
10.19	Form of Series A warrant certificate (included in Exhibit 10.15).
10.20	Note and Warrant Purchase Agreement by and between the Registrant and the Purchasers named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).
10.21	First Amendment to Note and Warrant Purchase Agreement by and the Registrant and the Noteholders named therein, dated April 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on April 17, 2017).
10.22	Note, Warrant and Registration Rights Amendment and Waiver, dated September 7, 2017 (incorporated by reference to Exhibit 10.9 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).
10.23	Second Note and Warrant Amendment and Waiver, dated November 5, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC on November 9, 2018).
10.24	Form of Senior Secured Promissory Note (included as Exhibit A to the Note and Warrant Purchase Agreement filed as Exhibit 10.20).
10.25	Third Note Amendment between the Registrant and the holders of its senior secured notes dated June 28, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on July 1, 2019).
10.26	Form of Warrant (included as Exhibit B to the Note and Warrant Purchase Agreement filed as Exhibit 10.20).
10.27	Security Agreement by and between the Registrant and the Secured Parties named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).
10.28	Intellectual Property Security Agreement by and between the Registrant and the Secured Parties named therein dated December 22, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2016).
10.29	Form of Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).
10.30	Investor Rights Agreement by and between the Registrant and BioLexis Pte. Ltd. (formerly GMS Tenshi Holdings Pte. Limited), dated September 11, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC on September 11, 2017).
10.31	Amendment to Investor Rights Agreement by and between the Registrant and BioLexis Pte. Ltd. (formerly GMS Tenshi Holdings Pte. Limited), dated May 11, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on May 15, 2018).
10.32	Second Amendment to Investor Rights Agreement by and between the Registrant, and BioLexis Pte. Ltd. (formerly GMS Tenshi Holdings Pte. Limited), dated July 18, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on July 19, 2018).
10.33	Third Amendment to Investor Rights Agreement by and between the Registrant and BioLexis Pte. Ltd. (formerly GMS Tenshi Holdings Pte. Limited), dated November 5, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on November 9, 2018).
10.34	Form of Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 15, 2018).

10.35	Warrant Agreement, including form of 15-Month Warrant and form of Five-Year Warrant by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 15, 2019).
10.36	Amendment #1 dated June 11, 2019 of Warrant Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 14, 2019).
23.1	Consent of independent registered public accounting firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted for certain information contained in this document pursuant to an order of the SEC. Such information (indicated by asterisks) has been omitted and been filed separately with the SEC.
¥	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
#	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 19, 2019	By:	/s/ Lawrence A. Kenyon
	Name:	Lawrence A. Kenyon
	Title:	President, Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ralph H. Thurman	Executive Chairman	December 19, 2019
Ralph H. Thurman

/s/ Lawrence A. Kenyon	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	December 19, 2019
Lawrence A. Kenyon	(Principal Executive, Financial and Accounting Officer)

/s/ Yezan Haddadin	Director	December 19, 2019
Yezan Haddadin

/s/ Kurt J. Hilzinger	Director	December 19, 2019
Kurt J. Hilzinger

/s/ Faisal G. Sukhtian	Director	December 19, 2019
Faisal G. Sukhtian