Form 10-Q
period 2019-12-31
Outlook Therapeutics, Inc.
filed 2020-02-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001‑37759

OUTLOOK THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38‑3982704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Clarke Drive Cranbury, New Jersey	08512
(Address of principal executive offices)	(Zip Code)

(609) 619‑3990

(Registrant’s  telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OTLK	Nasdaq Stock Market LLC
Series A Warrants	OTLKW	Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        ☒        No        ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes        ☒        No        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).     Yes ☐No  ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of February 7,  2020 was 43,088,776.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our annual report on Form 10-K for the year ended September 30, 2019 filed with the SEC on December 19, 2019, including, among other things, risks associated with:

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2019	2019
Assets
Current assets:
Cash	$1,333,559	$8,015,528
Prepaid expenses and other current assets	4,707,497	4,986,033
Assets held for sale	500,000	500,000
Total current assets	6,541,056	13,501,561

Property and equipment, net	587,184	3,175,960
Operating lease right-of-use assets, net	282,107	—
Finance lease right-of-use assets, net	2,450,000	—
Other assets	562,748	457,476
Total assets	$10,423,095	$17,134,997

Liabilities, convertible preferred stock and stockholders’ equity (deficit)

Current liabilities:
Convertible senior secured notes	$7,065,928	$6,699,000
Current portion of long-term debt	48,936	1,026,168
Current portion of finance lease liabilities	172,609	192,290
Current portion of operating lease liabilities	170,228	—
Stockholder notes	3,612,500	3,612,500
Accounts payable	2,567,995	2,277,817
Accrued expenses	4,602,769	4,622,988
Income taxes payable	1,859,434	1,859,434
Total current liabilities	20,100,399	20,290,197

Long-term debt	38,011	50,285
Redemption feature	8,226,506	—
Finance lease liabilities	3,344,505	3,365,790
Operating lease liabilities	142,129	—
Warrant liability	54,356	255,734
Other liabilities	3,923,913	3,942,948
Total liabilities	35,829,819	27,904,954

Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, 68,112 shares issued and outstanding at December 31, 2019 and 66,451 shares issued and outstanding at September 30, 2019	5,525,537	5,359,404
Total convertible preferred stock	5,525,537	5,359,404

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued	—	—
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 38,430,924 shares issued and outstanding at December 31, 2019 and 28,609,995 shares issued and outstanding at September 30, 2019	384,309	286,100
Additional paid-in capital	239,766,786	238,064,947
Accumulated deficit	(271,083,356)	(254,480,408)
Total stockholders' equity (deficit)	(30,932,261)	(16,129,361)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$10,423,095	$17,134,997

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended December 31,
	2019	2018
Collaboration revenues	$—	$1,067,598
Operating expenses:
Research and development	5,847,302	6,071,522
General and administrative	2,336,724	2,903,988
Impairment of property and equipment	—	2,349,403
	8,184,026	11,324,913
Loss from operations	(8,184,026)	(10,257,315)
Interest expense, net	597,665	1,120,849
Loss on extinguishment of debt	8,060,580	—
Change in fair value of redemption feature	(37,945)	—
Change in fair value of warrant liability	(201,378)	(1,636,320)
Net loss	(16,602,948)	(9,741,844)
Series A-1 convertible preferred stock dividends and related settlement	(166,133)	(150,508)
Deemed dividend upon modification of warrants	(1,708,603)	—
Net loss attributable to common stockholders	$(18,477,684)	$(9,892,352)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.62)	$(1.00)
Weighted average shares outstanding, basic and diluted	29,901,285	9,843,540

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2019	66,451	$5,359,404	28,609,995	$286,100	$238,064,947	$(254,480,408)	$(16,129,361)
Issuance of common stock in connection with exercise of warrants	—	—	8,345,562	83,455	(25,177)	—	58,278
Issuance of common stock in connection with conversion of stockholder notes	—	—	1,475,258	14,753	1,533,673	—	1,548,426
Issuance of vested restricted stock units	—	—	109	1	(1)	—	—
Series A-1 convertible preferred stock dividends and related settlement	1,661	166,133	—	—	(166,133)	—	(166,133)
Stock-based compensation expense	—	—	—	—	359,477	—	359,477
Net loss	—	—	—	—	—	(16,602,948)	(16,602,948)
Balance at December 31, 2019	68,112	$5,525,537	38,430,924	$384,309	$239,766,786	$(271,083,356)	$(30,932,261)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2018	60,203	$4,734,416	9,027,491	$90,275	$190,672,166	$(216,307,363)	$(25,544,922)
Cumulative effect of adoption of ASU 2014-09 (Topic 606)	—	—	—	—	—	(3,649,258)	(3,649,258)
Proceeds from exercise of common stock warrants	—	—	554	6	(6)	—	—
Private placement sale of common stock, net of costs	—	—	1,608,234	16,082	11,794,776	—	11,810,858
Issuance of vested restricted stock units	—	—	144	1	(1)	—	—
Series A-1 convertible preferred stock dividends and related settlement	1,505	150,508	—	—	(150,508)	—	(150,508)
Stock-based compensation expense	—	—	—	—	872,289	—	872,289
Accrued directors fees settled in fully vested stock options	—	—	—	—	49,121	—	49,121
Net loss	—	—	—	—	—	(9,741,844)	(9,741,844)
Balance at December 31, 2018	61,708	$4,884,924	10,636,423	$106,364	$203,237,837	$(229,698,465)	$(26,354,264)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(16,602,948)	$(9,741,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,341	823,077
Loss on extinguishment of debt	8,060,580	—
Non-cash interest expense	15,722	450,381
Stock-based compensation	359,477	872,289
Change in fair value of redemption feature	(37,945)	—
Change in fair value of warrant liability	(201,378)	(1,636,320)
Impairment of property and equipment	—	2,349,403
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	288,930	(50,486)
Other assets	(115,666)	21,913
Operating lease liability	(39,815)	—
Accounts payable	290,178	(260,943)
Accrued expenses	1,105,318	(1,419,110)
Deferred revenue	—	(1,052,598)
Other liabilities	28,530	(137,137)
Net cash used in operating activities	(6,673,676)	(9,781,375)
INVESTING ACTIVITIES
Purchase of property and equipment	—	(236,433)
Net cash used in investing activities	—	(236,433)
FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	—	11,885,833
Proceeds from exercise of common stock warrants	58,278	—
Payments of finance lease obligations	(55,031)	(231,221)
Repayment of debt	(11,540)	(3,126,479)
Net cash (used in) provided by financing activities	(8,293)	8,528,133
Net decrease in cash	(6,681,969)	(1,489,675)
Cash at beginning of period	8,015,528	1,717,391
Cash at end of period	$1,333,559	$227,716
Supplemental disclosure of cash flow information
Cash paid for interest	$360,904	$1,657,157
Supplemental schedule of noncash investing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$625,830
Supplemental schedule of noncash financing activities:
Unsecured notes and accrued interest converted into common stock	$1,548,426	$—
Issuance of exchange notes at estimated fair value	$7,050,206	$—
Issuance of redemption feature at estimated fair value	$8,264,451	$—
Change in fair value of convertible senior secured notes warrants capitalized as deferred financing costs	$—	$1,466,710
Series A-1 convertible preferred stock dividends and related settlement	$166,133	$150,508
Deferred offering costs and common stock issuance costs in accounts payable and accrued expenses	$—	$74,975
Accrued directors' fees settled in fully vested stock options	$—	$49,121

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1.     Organization and Description of Business

Outlook Therapeutics, Inc. (“Outlook” or the “Company”) was incorporated in New Jersey on January 5, 2010, started operations in July 2011, and reincorporated in Delaware by merging with and into a Delaware corporation in October 2015 and changed its name to “Outlook Therapeutics, Inc.” in November 2018. The Company is a late clinical-stage biopharmaceutical company focused on developing and commercializing ONS-5010, an ophthalmic formulation of bevacizumab for use in retinal indications. The Company is based in Cranbury, New Jersey.

2.    Liquidity

The Company has incurred substantial losses and negative cash flows from operations since its inception and has a stockholders’ deficit of  $30.9 million as of December 31, 2019. As of December 31, 2019, the Company had substantial indebtedness that included $7.6 million outstanding aggregate principal amount and accrued interest of senior secured notes that mature on December 31, 2020 and $3.6 million unsecured notes that were due on demand as of such date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On December 11, 2019, the Company received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.6 million of its unused New Jersey net operating losses (“NOLs”) and research and development tax credits (“R&D credits”). The Company expects to receive approximately $3.3 million of proceeds from the sale of the New Jersey NOLs and R&D credits in March 2020.

Management believes that the Company’s existing cash as of December 31, 2019, the $1.1 million of cash proceeds from the exercise of warrants in January 2020,  and the $3.3 million of proceeds from the sale of New Jersey NOLs and R&D credits expected to be received in March 2020,  will be sufficient to fund its operations through March 2020, excluding any repayment of debt. Substantial additional financing will be needed by the Company to fund its operations in the future and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: payments from potential strategic research and development partners, licensing and/or marketing arrangements with pharmaceutical companies, private placements of equity and/or debt securities, sale of its development stage product candidates to third parties and public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

3.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2019 and its results of operations for the three months ended December 31, 2019 and 2018,  cash flows for the three months ended December 31, 2019 and 2018, and convertible preferred stock and stockholders’ equity for the three months ended December 31, 2019 and 2018. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2020. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission (“SEC”) on December 19, 2019.

Reverse stock-split

On March 15, 2019, the Company amended its amended and restated certificate of incorporation to implement a one-for-eight reverse stock split of its common stock. As a result of the reverse stock split, the Company adjusted the share amounts under its employee incentive plans, outstanding options, restricted stock units and common stock warrant agreements with third parties. The disclosure of common shares and per common share data in the accompanying unaudited interim consolidated financial statements and related notes reflect the reverse stock split for all periods presented.

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

Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

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

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three months ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(18,477,684)	$(9,892,352)
Common stock outstanding (weighted average)	29,901,285	9,843,540
Basic and diluted net loss per share	$(0.62)	$(1.00)

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2019 and 2018, as they would be antidilutive:

	As of December 31,
	2019	2018
Series A-1 convertible preferred stock	1,287,178	1,166,156
Convertible senior secured notes	—	1,162,994
Performance-based stock units	2,470	16,136
Restricted stock units	—	7,457
Stock options	1,791,500	386,247
Common stock warrants	5,559,763	5,661,015

Recently issued and adopted accounting pronouncements

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases (“ASC 842” or “ASU 2016-02”) issued by the FASB in February 2016 which was subsequently supplemented by clarifying guidance to improve financial reporting of leasing transactions. The new lease accounting guidance requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for all leases with initial terms longer than 12 months and provides enhanced disclosures on key information of leasing arrangements. The guidance allowed companies to apply the requirements retrospectively, either to all prior periods presented or through a cumulative adjustment in the year of adoption.

The Company adopted the new standards effective October 1, 2019 using the modified retrospective transition method using the package of practical expedients and a discount rate of 9% and elected to not apply the standard in the comparative periods presented in the year of adoption. The Company has implemented the internal controls to monitor and record historical and future lease arrangements and required disclosures. For all existing operating leases as of September 30, 2019, the Company recorded right of use assets of $352,172 and corresponding lease liabilities of $318,672 with an offset to other liabilities of $33,500 to eliminate deferred rent on the consolidated balance sheets. The Company recorded right of use assets of $2,525,000 and corresponding finance lease liabilities of $3,558,080 for leases previously classified as capital leases. This did not include an existing lease termination obligation of approximately $3,909,448 pertaining to a lease for the Company’s planned office and laboratory expansion space in Cranbury, New Jersey that remained unchanged as a result of the transition.  Refer to Note 9 for the Company’s lease disclosures.

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the consolidated balance sheet. The Company had no Short-Term Leases as of December 31, 2019.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement and (ii) the right-of-use lease asset based on the re-measured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement. Any lease incentives received, and any initial direct costs are amortized on a straight-line basis over the expected lease term. Rent expense is recorded on a straight-line basis over the expected lease term.

The adoption of the new lease accounting standard did not have a material impact on the Company’s results of operations or cash flows.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In August 2018, the FASB issued ASU No. 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which removes and modifies some existing disclosure requirements and adds others. ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is currently evaluating the impact of the adoption of this standard.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Redemption feature	$—	$—	$8,226,506
Warrant liability	—	—	54,356
	$—	$—	$8,280,862

	September 30, 2019
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Redemption feature	$—	$—	$—
Warrant liability	—	—	255,734
	$—	$—	$255,734

The Company evaluated a redemption feature within the senior secured notes issued in December 2019 and determined bifurcation of the redemption feature was required. The redemption feature is accounted for as a derivative instrument and re-measured at each reporting period until the redemption feature is exercised, expires, or otherwise settled.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and redemption feature for the three months ended December 31, 2019:

		Redemption
	Warrants	Feature
Balance at October 1, 2019	$255,734	$—
Addition of feature on December 20, 2019	—	8,264,451
Change in fair value	(201,378)	(37,945)
Balance at December 31, 2019	$54,356	$8,226,506

The warrants issued in connection with the senior secured notes (see Note 7) are classified as liabilities on the accompanying consolidated balance sheet as the warrants include cash settlement features at the option of the holders under certain circumstances. The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes option pricing model using the following assumptions:

	December 31,		September 30,
	2019		2019
Risk-free interest rate	1.70%		1.56%
Remaining contractual life of warrant	5.13	years	5.38	years
Expected volatility	88%		89%
Annual dividend yield	0%		0%
Fair value of common stock	$0.59	per share	$1.49	per share

The fair value of the redemption feature is estimated by using a Monte Carlo simulation model and a with-and-without perspective, where the fair value of debt instrument is measured with the derivative and without the derivative and the difference is the implied fair value of the redemption feature.  The value of the debt instrument with the redemption feature depends on the daily stock price path followed by the Company’s common stock price.  This model simulates daily common stock prices from the issuance date thru the maturity date for the debt instrument.  At issuance, the Company utilized a volatility estimate of 130% based upon the observed historical volatility of both the Company and peer group for 1-year and 2-year periods.  Risk-free interest rate was based upon US treasury yields.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

5.    Property and Equipment, Net

Property and equipment, net, consists of:

	December 31,	September 30,
	2019	2019
Laboratory equipment	$1,067,351	$1,067,351
Leasehold improvements	160,086	160,086
Land and building	—	3,000,000
	1,227,437	4,227,437
Less: accumulated depreciation and amortization	(640,253)	(1,051,477)
	$587,184	$3,175,960

Depreciation and amortization expense was $63,776 and $823,077 for the three months ended December 31, 2019 and 2018, respectively.

On October 1, 2019, the Company adopted ASC 842, which resulted in the reclassification of property and equipment under capital leases to finance lease right-of-use assets separately disclosed on the consolidated balance sheets. Refer to Note 9 for the Company’s lease disclosures.

At September 30, 2019,  $3,000,000 represented the Company’s corporate office lease that was classified as a capital lease. The Company’s corporate office lease matures in February 2028 and the effective interest rate on the corporate office lease is 43.9%. At September 30, 2019, $475,000 of accumulated amortization related to capital leases.

Impairment Charge

During the three months ended December 31, 2018, the Company wrote off certain construction in progress and laboratory equipment with a carrying amount of $2,349,403. The Company determined that the carrying amount of these assets as of December 31, 2018 was not recoverable and was less than the fair value less the cost to sell due to the Company changing its operations to outsource the manufacturing of ONS-5010.

6.     Accrued Expenses

Accrued expenses consists of:

	December 31,	September 30,
	2019	2019
Compensation	$969,399	$919,394
Severance and related costs	389,558	505,570
Research and development	2,765,669	1,692,040
Interest payable	23,125	934,145
Professional fees	285,747	419,216
Other accrued expenses	169,271	152,623
	$4,602,769	$4,622,988

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

7.    Debt

Senior secured notes

	December 31,	September 30,
	2019	2019
Convertible senior secured notes	$7,589,027	$6,699,000
Unamortized debt discount	(523,099)	—
	$7,065,928	$6,699,000

In December 2019, the Company entered into an exchange agreement with the holders of its approximately $7.3 million outstanding aggregate principal amount and accrued interest of senior secured notes (the “Old Senior Notes”) originally issued pursuant to the certain Note and Warrant Purchase Agreement dated December 22, 2017, as amended on April 13, 2017, November 5, 2018, and June 28, 2019 (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the holders of the Old Senior Notes exchanged the entire outstanding principal and accrued interest for new senior secured notes having an aggregate outstanding original principal amount of $7.6 million, which includes an aggregate exchange fee of approximately $0.3 million.

The new senior secured notes are substantially similar to the Old Senior Notes, as amended through the date of the Exchange Agreement, bear interest at a rate of 12.0% per annum and will mature December 31, 2020 (subject to extension to June 30, 2021 at the Company’s option upon payment of an extension fee equal to 3% of the outstanding balance and being in compliance with applicable Nasdaq listing requirements). The new senior secured notes are convertible, at the option of the holder, beginning April 1, 2020, into shares of the Company’s common stock at a conversion price equal to 90% of the two lowest closing bid prices in the 20 trading days immediately preceding such conversion, subject to a floor price of $0.232 per share.  In the event the conversion price is lower than the floor price for 20 consecutive trading days, the Company is required to make a cash redemption equal to $350,000 (provided that it shall not be required to make more than one redemption in any calendar month, nor shall a trading day where the conversion price is lower than the floor price be included in more than one 20-trading day period). The conversion feature was determined to be a redemption feature and was bifurcated from the debt instrument.  The estimated fair value of the redemption feature was $8.3 million at issuance (see Note 4).

The Exchange Agreement was accounted for as an extinguishment of debt. Loss on extinguishment of convertible senior secured notes recognized during the three months ended December 31, 2019 was $8.0 million and equal to the excess fair value of the notes and bifurcated redemption feature over the notes’ net carrying value.

Aggregate interest expense on the Old Senior Notes and the new senior secured notes for the three months ended December 31, 2019 and 2018 was $201,521 and $151,052, respectively.

Stockholder Notes

The Company previously repurchased shares of its restricted stock in exchange for notes in the amount of $800,000 that do not bear interest and are due on demand.

The Company has a $2,812,500 note payable related to the previous repurchase of common stock that does not bear interest and is due on demand.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

8.    Other Indebtedness

The Company has other outstanding debt consisting of equipment loans and unsecured notes.

	December 31,	September 30,
	2019	2019
Unsecured notes	$—	$977,966
Equipment loans	86,947	98,487
	86,947	1,076,453
Less: current portion	(48,936)	(1,026,168)
Long-term debt	$38,011	$50,285

On March 7, 2019, the Company entered into a Forbearance and Exchange Agreement (the "Agreement") with Iliad Research and Trading, L.P., a Utah limited partnership (the "Lender"). Concurrently with the execution of this Agreement, the Lender purchased two stockholder notes issued by the Company previously in the original principal amount of $1,000,000 with an aggregate outstanding balance as of March 7, 2019 of $1,947,133 including accrued interest. The stockholder notes were accruing interest at the rate of 2.5% per month. The Lender agreed to refrain and forbear from bringing any action to collect under the stockholder notes until March 7, 2020 and to reduce the interest rates currently in effect to 12.0% per annum simple interest during such forbearance period. The Company also agreed to, at Lender's election, repay or exchange the stockholder notes (or portions thereof) for shares of the Company's common stock at an exchange rate of $13.44 per share or, beginning September 2019, at 95% of the average of the two lowest closing bid prices in the prior twenty trading days, as applicable.

In September 2019, the Lender began exchanging the outstanding principal and accrued interest from those notes for the Company’s common stock per the terms of a forbearance agreement dated March 7, 2019. During the three months ended December 31, 2019, the remaining unsecured notes with a carrying amount of $977,966 and accrued interest of $570,460 were exchanged for 1,475,258 shares of the Company’s common stock at a weighted average exchange price of $1.10. As of December 31, 2019, these unsecured notes were no longer outstanding.

During the three months ended December 31, 2019 and 2018, the Company recognized interest expense related to the unsecured notes of $12,997 and $75,000, respectively.

9.    Leases

The Company has finance leases for its corporate office and a commitment under an operating lease for warehouse space in the State of New Jersey.  The Company’s leases for the corporate office and warehouse mature in February 2028 with two five-year renewal options and in September 2021, respectively. The terms of the equipment leases are between 12 and 36 months and are recorded as finance leases. The equipment leases bear interest between 4.0% and 19.4% and the effective interest rate on the corporate office lease is 43.9%. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include minimum payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option. Lease expense is included in research and development or general and administrative based on the use of the lease asset.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The components of lease cost for the three-month period ended December 31, 2019 are as follows:

Three months ended
December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$75,000
Interest on lease liabilities	372,223
Total finance lease cost	447,223
Operating lease cost	43,625
Total lease cost	$490,848

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2019 were as follows:

December 31, 2019
Operating leases:
Right-of-use asset	$282,107
Operating lease liabilities	312,357
Finance leases:
Right-of-use asset	$2,450,000
Financing lease liabilities	3,517,114
Weighted-average remaining lease term (years):
Operating leases	1.8
Finance leases	7.7
Weighted-average discount rate:
Operating leases	9.0%
Finance leases	41.8%

Other information related to leases for the three-month period ended December 31, 2019 are as follows:

Three months ended
December 31, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$358,159
Operating cash flows from operating leases	46,875
Financing cash flows from finance leases	55,031
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—
Finance leases	—

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Future minimum lease payments under non-cancelable leases as of December 31, 2019 are as follows for the years ending September 30:

	Operating leases	Finance leases
2020 (remaining nine months)	$140,625	$1,208,977
2021	195,000	1,518,146
2022	—	1,535,809
2023	—	1,564,028
2024	—	1,597,371
Thereafter	—	5,753,515
Total undiscounted lease payments	$335,625	$13,177,846
Less: Imputed interest	23,268	9,660,732
Total lease obligations	$312,357	$3,517,114

Future minimum rental payments under non-cancelable leases prior to adoption of ASC 842, Leases, as of September 30, 2019 were as follows:

	Operating leases	Finance leases
2020	$187,500	$1,608,067
2021	195,000	1,506,592
2022	—	1,535,809
2023	—	1,564,027
2024	—	1,593,291
Thereafter	—	5,691,492
Total undiscounted lease payments	$382,500	$13,499,278
Less: Imputed interest	—	9,941,198
Total lease obligations	$382,500	$3,558,080

Lease termination obligation

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

At December 31, 2019, the lease termination obligation of $3,923,913 is included in other liabilities on the consolidated balance sheets. A roll forward of the charges incurred to general and administrative expense for the three months ended December 31, 2019 is as follows:

	Balance	Expensed / Accrued	Cash	Balance
	October 1, 2019	Expense	Payments	December 31, 2019
Lease termination payments	$3,909,448	$164,465	$(150,000)	$3,923,913

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

10.    Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Common stock

During the three months ended December 31, 2018, the Company issued an aggregate of 1,608,234 shares of the Company’s common stock for gross cash proceeds of $12.0 million  ($11.8 million net of issuance costs) pursuant to the November 5, 2018 private placement agreement with BioLexis Pte. Ltd. (“BioLexis”).

During the three months ended December 31, 2019 and 2018, the Company issued 109 and 144 shares of common stock, respectively, upon the vesting of RSUs.

Series A‑1 Convertible Preferred Stock

A total of 200,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1”) have been authorized for issuance under the Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company (the “Certificate of Designation”). The shares of Series A-1 have a stated value of  $100.00 per share, and rank senior to all junior securities (as defined in the Certificate of Designation).

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

At December 31, 2019, 68,112 shares of Series A-1 would be convertible into 1,287,178 shares of common stock. During the three months ended December 31, 2019, the Company issued 1,661 shares of Series A-1 to settle the related dividends that are due on a quarterly basis.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Refer to Note 13 for detailed discussion of proposed changes to the Series A-1 to be effected after December 31, 2019.

Common stock warrants

As of December 31, 2019, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

	Shares of
	common stock
	issuable upon
	exercise of	Exercise Price
Expiration Date	warrants	Per Share
February 18, 2022	416,666	$12.00
December 22, 2024	277,122	$12.00
April 13, 2025	145,686	$12.00
May 31, 2025	62,437	$12.00
October 31, 2025	2,093,750	$7.20	(i)
May 10, 2026	1,282,051	$7.80	(i)
June 8, 2026	1,282,051	$7.80	(i)
	5,559,763

(i)

On January 27, 2020, the Company amended the exercise price of its outstanding warrants to purchase an aggregate 4,657,852 shares of its common, all of which were held by BioLexis, the Company’s controlling stockholder, to $0.232 per share. BioLexis exercised all such warrants for cash payment of approximately $1.1 million on January 29, 2020.

On December 23, 2019, the Company amended the terms of its outstanding 15-month warrants and five-year warrants issued April 12, 2019 (the “April 2019 Warrants”), which originally had an exercise price of $2.90 per share of the Company’s common stock. The exercise price of all outstanding April 2019 Warrants was reduced to $0.2320 per share and the exercise period was amended such that all April 2019 Warrants expire on December 24, 2019. Immediately prior to expiration, all then unexercised April 2019 Warrants were automatically net exercised pursuant to the amended provisions.

During the three months ended December 31, 2019, warrants to purchase an aggregate of 10,427,388 shares of common stock with a weighted averaged exercise price of $0.232 were exercised for an aggregate 8,345,562 shares of the Company's common stock; and warrants to purchase an aggregate of 80,797 shares of common stock with a weighted averaged exercise price of $0.08 expired. Of these exercised warrants, 10,157,050 of them were April 2019 Warrants, described above, exercised pursuant to the net exercise provisions therein, as amended.

11.  Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 106,490. As of December 31, 2019, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”) no future awards under the 2011 Plan will be granted.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 2,869,598. As of December 31, 2019, 908,449 shares remained available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three months ended December 31, 2019 and 2018:

	Three months ended December 31,
	2019	2018
Research and development	$107,790	$91,209
General and administrative	251,687	781,080
	$359,477	$872,289

During the three months ended December 31, 2018, the Company awarded stock options with a fair value of $49,121 as settlement for directors fees accrued as of September 30, 2018.

Stock options

As of December 31, 2019, options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Balance at October 1, 2019	1,389,999	$3.46
Granted	558,084	1.40
Forfeited	(156,583)	3.02
Balance at December 31, 2019	1,791,500	2.85	9.7
Vested and exercisable	245,111	4.63	8.6
Vested and expected to vest at December 31, 2019	1,791,500	$2.85	9.7

As of December 31, 2019, the aggregate intrinsic value of options outstanding was zero. The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The weighted average grant date fair value of the options awarded to employees for the three months ended December 31, 2019 and 2018 was $0.99 and $5.16 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31,	September 30,
	2019	2019
Risk-free interest rate	1.36%	2.02%
Expected life (years)	5.34	6.14
Expected volatility	88.6%	92.7%
Expected dividend yield	—	—

As of December 31, 2019, there was $3,306,331 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.96 years.

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year life from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

The following table summarizes the activity related to PSUs during the three months ended December 31, 2019:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual
	PSUs	Per PSU	Term (Years)
Balance at October 1, 2019	15,691	$49.97
Forfeitures	(13,221)	50.60
Balance at December 31, 2019	2,470	49.97	4.7
Vested and exercisable at December 31, 2019	2,470	49.97	4.7
Vested and expected to vest at December 31, 2019	2,470	$49.97	4.7

Restricted stock units

The following table summarizes the activity related to RSUs during the three months ended December 31, 2019:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Balance at October 1, 2019	109	$150.24
Vested and settled	(109)	150.24
Balance at December 31, 2019	—	$—

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

12.   Related-Party Transactions

MTTR - Strategic Partnership Agreement (ONS-5010)

In February 2018, the Company entered into a strategic partnership agreement with MTTR, LLC (“MTTR”) to advise on regulatory, clinical and commercial strategy and assist in obtaining approval of ONS-5010, the Company's bevacizumab therapeutic product candidate for ophthalmic indications. MTTR earned an aggregate $611,424 and $290,480 during the three months ended December 31, 2019 and 2018, respectively, which includes monthly consulting fees and expense reimbursement. As of December 31, 2019, and September 30, 2019, amounts due to MTTR were $421,354 and $365,301, respectively, which amounts are included in accrued expenses in the accompanying consolidated balance sheets.

In November 2018, the board of directors of the Company appointed Mr. Terry Dagnon as Chief Operating Officer, and Mr. Jeff Evanson as Chief Commercial Officer. Both Mr. Dagnon and Mr. Evanson are providing services to the Company pursuant to the February 2018 strategic partnership agreement with MTTR. Mr. Dagnon and Mr. Evanson are both principals in MTTR. The Company did not pay Mr. Dagnon or Mr. Evanson any direct compensation as consultants or as employees during the three months ended December 31, 2019 or 2018. Both Mr. Dagnon and Mr. Evanson were compensated directly by MTTR for services provided to the Company as the Company's Chief Operating Officer and Chief Commercial Officer, respectively, pursuant to the strategic partnership agreement. Mr. Dagnon and Mr. Evanson have also agreed to provide consulting services to an affiliate of BioLexis pursuant to a separate arrangement.

Refer to Note 13 for a detailed discussion of changes to the MTTR strategic partnership agreement effected after December 31, 2019.

13. Subsequent Events

Series A-1 Convertible Preferred Stock

On January 27, 2020, the Company entered into an agreement with BioLexis, whereby the Company agreed to seek stockholder approval to amend the terms of the Series A-1, and the issuance of its common stock pursuant to such amended terms, and BioLexis agreed to promptly convert its shares of Series A-1 pursuant to such amended terms, and in any event, within five business days of stockholder approval thereof.  As proposed to be amended, the effective conversion rate will be increased from the current $18.89797 per share to $431.03447263 per share, which, if approved, would result in 29,358,621 shares issuable upon conversion of the 68,112 shares of Series A-1 outstanding (or an effective conversion rate of $0.232 per share). The Series A-1 rank senior to the common equity and have protective provisions, as well as a current redemption premium of $37.5 million and a liquidation preference of $40.9 million, all of which will be eliminated if converted to common stock.

MTTR - Strategic Partnership Agreement (ONS-5010)

On January 27, 2020, the Company entered into a termination agreement and mutual release with MTTR to terminate the strategic partnership agreement.  Pursuant to the agreement, the Company agreed (x) to issue to the four principals of MTTR (who include two of its named executive officers, Messrs. Dagnon and Evanson), an aggregate of 7,244,739 shares of its common stock, subject to stockholder approval, (y) to enter into consulting agreements with each of the four principals setting forth the terms of his respective compensation arrangement, and (z) to pay MTTR a one-time settlement fee of $110,000, upon effectiveness of the agreement.  The termination agreement is effective upon stockholder approval of the share issuance.

Concurrently, the Company also entered into consulting agreements directly with each of the four principals of MTTR setting forth the terms of his respective compensation arrangement, as well as providing for certain transfer restrictions and repurchase rights applicable to the shares of common stock to be issued pursuant thereto.  The consulting agreements are effective upon stockholder approval of the share issuances contemplated thereby.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended September 30, 2019 and 2018 included in our Annual Report on Form 10-K for the year ended September 30, 2019, filed with the Securities and Exchange Commission, or SEC, on December 19, 2019.

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a difference include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on December 19, 2019, and elsewhere in this report. See “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are a late clinical-stage biopharmaceutical company working to develop the first ophthalmic formulation of bevacizumab approved by the U.S. Food and Drug Administration, or FDA, for use in retinal indications. Our goal is to launch ONS-5010 as the first and only approved bevacizumab in the United States, Europe, Japan and other markets for the treatment of wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO.

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

Our Phase 3 program for ONS-5010 in wet AMD involves two clinical trials, which we refer to as NORSE 1 and NORSE 2, evaluating ONS-5010 against ranibizumab (LUCENTIS). Enrollment in the NORSE 1 study is complete with 61 patients enrolled, all in Australia. The endpoint for NORSE 1 is the difference in mean change from baseline in visual acuity at 11 months for ONS-5010 dosed on a monthly basis compared to LUCENTIS dosed using the alternative PIER clinical trial dosing regimen of three monthly doses followed by quarterly dosing.  While not designed as a pivotal study, NORSE 1 is one of two studies agreed upon with the FDA in April 2018 and will provide initial safety and efficacy data relating to ONS-5010 in wet AMD patients.  We expect to report top line data from NORSE 1 in August 2020.

The NORSE 2 study began enrolling wet AMD patients in July 2019. NORSE 2 is expected to enroll a total of at least 220 patients and is being conducted in the United States. With agreement from the FDA, we have made a change to the endpoint for NORSE 2 by changing the primary endpoint to the difference in proportion of participants who gain at least 15 letters in the best corrected visual acuity, or BCVA, at 11 months for ONS-5010 dosed on a monthly basis compared to LUCENTIS dosed using the alternative PIER clinical trial dosing regimen. Previously, this had been the key secondary endpoint for NORSE 2. The previous primary endpoint, mean change from baseline in visual acuity, will still be measured as a key secondary endpoint. This revised endpoint is a standard measure of success for the treatment of wet AMD and is expected to further enhance the probability for a positive outcome from the pivotal NORSE 2 clinical trial.  Enrollment in NORSE 2 is expected to be completed no later than the end of May 2020.

In addition, we received agreements from the FDA on three Special Protocol Assessments (SPAs) for three additional registration clinical trials for our ongoing Phase 3 program for ONS-5010. These SPAs cover the protocols for NORSE 4, a registration clinical trial to treat branch retinal vein occlusion (BRVO), and NORSE 5 and NORSE 6, two registration clinical trials to treat diabetic macular edema (DME).

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retinal diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. If the ONS-5010 clinical program is successful, it will support our plans to submit for regulatory approval in multiple markets in 2021 including the United States, Europe and Japan, as well as other markets. Because there are no approved bevacizumab products for the treatment of retinal diseases in such major markets, we are developing ONS-5010 as a standard Biologics License Application, or BLA and not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of bevacizumab. Off-label use of bevacizumab is currently estimated to account for at least 50% of all wet AMD prescriptions in the United States.

Going Concern

Through December 31, 2019, we have funded substantially all of our operations with $241.4 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements.

Our current cash resources of $1.3 million as of December 31, 2019, the $1.1 million of cash proceeds received in January 2020 from the exercise of warrants, and the anticipated $3.3 million of proceeds from the sale of our New Jersey net operating losses, or NOLs, and research and development, or R&D, credits expected to be received in March 2020 are expected to fund our operations through March 2020 excluding any unscheduled repayment of debt. To provide additional working capital, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to ONS-5010. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements, we may be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We do not have any products approved for sale and we have only generated revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the three months ended December 31, 2019 was $16.6 million. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

In December 2019, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.6 million of our unused New Jersey NOLs and R&D credits. We expect to receive approximately $3.3 million of proceeds from the sale of the New Jersey NOLs and R&D credits during March 2020.

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

In December 2019, we entered into an exchange agreement with the holders of our approximately $7.3 million outstanding aggregate principal amount and accrued interest of senior secured notes originally issued pursuant to the certain Note and Warrant Purchase Agreement dated December 22, 2017, as amended on April 13, 2017, November 5, 2018, and June 28,

2019. Pursuant to the exchange agreement, the holders of the senior secured notes exchanged the entire outstanding principal and accrued interest for new senior secured notes having an aggregate outstanding original principal amount of $7.6 million, which includes an aggregate exchange fee of approximately $0.3 million. The new senior secured notes are substantially similar to the old senior secured notes, as amended through the date of the exchange, bear interest at a rate of 12.0% per annum and will mature December 31, 2020 (subject to extension to June 30, 2021 at our option upon payment of an extension fee equal to 3% of the outstanding balance), and are secured by all of our assets pursuant to the same security agreements applicable to the old notes. The new senior secured notes are convertible, at the option of the holder, from time to time beginning April 1, 2020, into shares of our common stock at a conversion price equal to 90% of the two lowest closing bid prices in the 20 trading days immediately preceding such conversion, subject to a floor price of $0.232 per share (added by amendment in January 2020). Under the January amendment, we also agreed to redeem $350,000 of the new senior secured notes for cash in the event that the conversion price does not exceed the floor price for 20 consecutive trading days (although we will not be required to make more than one redemption in any calendar month, and no trading day will be included in more than one 20-day period for purposes of determining if a redemption is payable).

We have incurred recurring losses and negative cash flows from operations since inception and had a stockholders’ deficit at December 31, 2019 of $30.9 million. As of December 31, 2019, we had substantial indebtedness that included $7.6 million outstanding aggregate principal amount and accrued interest of senior secured notes that mature on December 31, 2020 and $3.6 million of unsecured notes that are due on demand. We will need to raise substantial additional capital to fund our planned future operations, commence clinical trials, receive approval for and commercialize ONS-5010, or to develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Capital Structure Changes

In December 2019, we also began implementing additional steps to improve our balance sheet and simplify our capitalization structure, which carried into the second fiscal quarter of 2020.

On December 23, 2019, we amended the terms of our outstanding 15-month warrants and five-year warrants issued April 12, 2019, which originally had an exercise price of $2.90 per share and had anti-dilution price protection features. As amended, the exercise price of all outstanding warrants was reduced to $0.2320 per share and the exercise period was amended such that all of the warrants issued April 2019 expired at 5:00 P.M., Eastern time on December 24, 2019.  As a result of this amendment, such warrants to purchase an aggregate of 10,408,250 shares of common stock issued April 2019 were exercised in full for an aggregate 8,327,642 shares pursuant to the amended terms and are no longer outstanding. Of these exercised warrants, 10,157,050 were exercised pursuant to the net exercise provisions therein, as amended.

On January 27, 2020, we also amended the exercise price of our outstanding warrants to purchase an aggregate 4,657,852 shares of our common stock (originally issued in October 2017, May 2018 and June 2018), all of which were held by BioLexis Pte. Ltd., or BioLexis, our controlling stockholder, to $0.232 per share (from $7.20 to $7.80 per share). BioLexis exercised all such warrants for  a cash payment of approximately $1.1 million on January 29, 2020.

As a result of the foregoing, as of the date of this quarterly report on Form 10-Q, we have outstanding warrants to acquire an aggregate 901,911 shares of our common stock, with an exercise price of  $12.00 per share.

In addition, on January 27, 2020, we also entered into an agreement with BioLexis, whereby we agreed to seek stockholder approval to amend the terms of our Series A-1 Preferred Convertible Preferred Stock, par value $0.01 per share, or the Series A-1 Preferred, and the issuance of our common stock pursuant to such amended terms, and BioLexis agreed to promptly convert its shares of Series A-1 Preferred pursuant to such amended terms, and in any event, within five business days of stockholder approval thereof.  As proposed to be amended, the effective conversion rate will be increased from the current $18.89797 per share to $431.03447263 per share, which, if approved, would result in 29,358,621 shares issuable upon conversion of the 68,112 shares of Series A-1 Preferred outstanding (rather than 1,287,178) (or an effective conversion rate of $0.232 per share). The Series A-1 Preferred rank senior to our common equity and have protective provisions, as well as a current redemption premium of $37.5 million and a liquidation preference of $40.9 million, all of which will be eliminated if converted to common stock.

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

MTTR, LLC - ONS 5010

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

In June 2019, we entered into a further amendment of our strategic partnership agreement with MTTR pursuant to which we increased the aggregate monthly payments to MTTR under the existing agreement from $105,208 to $170,724 through December 2019 by adding an additional monthly retainer of $115,916, and an offset of $50,000 to the existing monthly retainer while the additional monthly retainer is in effect. MTTR earned an aggregate $611,424 and $290,480 during the three months ended December 31, 2019 and 2018, respectively, which includes monthly consulting fees and expense reimbursement.

On January 27, 2020, we entered into a termination agreement and mutual release with MTTR to terminate the strategic partnership agreement.  Pursuant to the agreement, we agreed (x) to issue to the four principals of MTTR (who include two of our named executive officers, Messrs. Dagnon and Evanson), an aggregate of 7,244,739 shares of our common stock, subject to stockholder approval, (y) to enter into consulting agreements with each of the four principals setting forth the terms of his respective compensation arrangement, and (z) to pay MTTR a one-time settlement fee of $110,000, upon effectiveness of the agreement.  The termination agreement is effective upon stockholder approval of the share issuance.

As contemplated by the termination agreement, on January 27, 2020, we also entered into consulting agreements directly with each of the four principals of MTTR setting forth the terms of each respective compensation arrangement, as well as providing for certain transfer restrictions and repurchase rights applicable to the shares of our common stock to be issued pursuant thereto.  The consulting agreements are effective upon stockholder approval of the share issuances contemplated thereby. The consulting agreements contemplate the payment of monthly fees for services based on an agreed number of hours, and provide that the shares proposed to be issued may generally not be sold until the earlier of (i) six months following FDA approval of ONS-5010, (ii) the date we  publicly announce not to pursue development of ONS-5010, (iii) a “Change of Control” as defined therein or (iv) January 2025, subject to limited exceptions, including a pro rata exception if BioLexis disposes of any of its shares to an unaffiliated third party for consideration.  We also have the right to repurchase such shares for $0.01 per share if the consultant terminates his agreement other than for good reason (as defined therein), or we terminate the agreement for cause (as defined therein).  The repurchase right also lapses in tiered percentages (15%-40%) tied to completion of enrollment of our NORSE 2 clinical trial of ONS-5010 by certain dates.  It also lapses as to 50% or 100% of the shares if we enter into agreements pertaining to ONS-5010 that meet certain value thresholds, or our share price meets certain predefined targets.  The repurchase right also lapses as to 100% of the shares upon the earliest to occur of (i) filing of the biologics license application for ONS-5010, (ii) termination of the agreement by the consultant for good reason (as defined therein) or by us other than for cause (as defined therein), (iii) in the event of disability (as defined therein), or (iv) upon a “Change of Control” as defined therein.

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

As of December 31, 2019, we have paid Selexis an aggregate of approximately $0.5 million under the commercial license agreements.

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

We consider milestones payments from our collaboration agreements as a form of variable consideration that results in such amounts being recognized over the estimated performance period. All remaining deferred revenue under our collaboration agreements was fully recognized in fiscal 2019 as all future development would be completed by our partners without any further assistance by us.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of modifications to senior secured notes that are deemed to be substantially different from the existing notes.

Change in fair value of redemption feature

Change in fair value of the redemption feature reflects the change in the fair value of the embedded derivative contained in the new senior secured notes issued in December 2019, as a result of the fact that such notes were convertible into a variable number of shares of our common stock and at a discount that is deemed to be substantial.  This embedded derivative was recorded at fair value and is subject to re-measurement at each balance sheet date until our obligations under the new senior secured notes are satisfied.

Change in Fair Value of Warrant Liability

Warrants to purchase our common stock that were issued in conjunction with the senior secured notes originally issued December 2017 are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations.  We recorded income of $0.2 million and $1.6 million, respectively, related to the decrease in the fair value of our common stock warrant liability associated with the warrants issued in connection with the senior secured notes originally issued December 2017 during the three months ended December 31, 2019 and 2018, respectively, which resulted from a decrease in the price of our common stock.

Income Taxes

On December 11, 2019, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.6 million of our unused New Jersey NOLs and R&D credits. We anticipate that we will receive approximately $3.3 million of proceeds from the sale of the New Jersey NOLs and R&D credits in March 2020.

Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey state NOLs and research credits) for the net losses we have incurred in each year or on our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2019, we had federal and state NOL carryforwards of $202.7 million and $71.8 million, respectively that will begin to expire in 2030 and 2037, respectively. As of September 30, 2019, we had federal foreign tax credit carryforwards of $2.4 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2019, we also had federal research and development tax credit carryforwards of $7.0 million, which begin to expire in 2032.

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

Results of Operations

Comparison of Three Months Ended December 31, 2019 and 2018

	Three months ended December 31,
	2019	2018	Change
Collaboration revenues	$—	$1,067,598	$(1,067,598)

Operating expenses:
Research and development	5,847,302	6,071,522	(224,220)
General and administrative	2,336,724	2,903,988	(567,264)
Impairment of property and equipment	—	2,349,403	(2,349,403)
	8,184,026	11,324,913	(3,140,887)

Loss from operations	(8,184,026)	(10,257,315)	2,073,289

Interest expense, net	597,665	1,120,849	(523,184)
Loss on extinguishment of debt	8,060,580	—	8,060,580
Change in fair value of redemption feature	(37,945)	—	(37,945)
Change in fair value of warrant liability	(201,378)	(1,636,320)	1,434,942
Net loss	$(16,602,948)	$(9,741,844)	$(6,861,104)

Collaboration Revenues

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the three months ended December 31, 2019 and 2018, all of which was from the recognition of deferred revenues under such agreements:

	Three months ended December 31,
	2019	2018
IPCA Collaboration	$—	$128,007
Liomont Collaboration	—	99,414
Huahai Collaboration	—	371,427
BioLexis Collaboration	—	468,750
	$—	$1,067,598

There were no collaboration revenues for the three months ended December 31, 2019 as compared to $1.1 million for the three months ended December 31, 2018. The decrease is due to the full recognition of IPCA Laboratories Limited, or IPCA, Liomont, S.A. de C.V., or Liomont, and Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, deferred revenue during the fourth quarter of fiscal 2019, after we had assessed that we did not have any further performance obligations on these collaboration arrangements.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended December 31, 2019 and 2018:

	Three months ended December 31,
	2019	2018
ONS-5010 development	$4,762,215	$3,233,553
Compensation and related benefits	407,302	1,884,649
Stock-based compensation	107,790	91,209
Other research and development	569,995	862,111
Total research and development expenses	$5,847,302	$6,071,522

Research and development expenses for the three months ended December 31, 2019 decreased by $0.2 million compared to the three months ended December 31, 2018. The decrease is primarily due to lower compensation and related benefits, of an aggregate of $1.5 million and other research and development expenses of $0.3 million due to reduction in headcount and closure of our manufacturing and laboratory facilities in 2019 resulting from our decision to outsource the commercial manufacturing and remaining development for the ONS-5010 program. This reduction in expenses was partially offset by an increase in ONS-5010 development costs of $1.5 million as the ONS-5010 program advanced further into Phase 3 clinical trials in the fourth quarter of fiscal 2019.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the three months ended December 31, 2019 and 2018:

	Three months ended December 31,
	2019	2018
Professional fees	$951,448	$1,480,974
Compensation and related benefits	428,324	161,181
Stock-based compensation	251,687	781,080
Facilities, fees and other related costs	705,265	480,753
Total general and administrative expenses	$2,336,724	$2,903,988

General and administrative expenses for the three months ended December 31, 2019 decreased by $0.6 million compared to the three months ended December 31, 2018. The decrease was primarily due to reduced professional fees of $0.5 million related to advisory fees paid in fiscal 2018 for the restructuring of senior secured notes in December of 2018.

Impairment of property and equipment

During the three months ended December 31, 2018, we wrote off certain construction in progress and laboratory equipment with a carrying amount of $2,349,403. We determined that the carrying amount of these assets as of December 31, 2018 was not recoverable and was less than the fair value less the cost to sell due to change in our operations to focus solely on developing and commercializing ONS-5010.

Interest Expense

Interest expense decreased by $0.5 million to $0.6 million for the three months ended December 31, 2019 as compared to $1.1 million for the three months ended December 31, 2018. The decrease was primarily due to repayment of notes in fiscal 2019.

Debt Extinguishment

In December, we exchanged old senior secured notes for new senior secured notes.  The new senior secured notes were considered substantially different from the old notes, as such they qualified for extinguishment. The loss on extinguishment was $8.1 million.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through December 31, 2019, we have funded substantially all of our operations through the receipt of $241.4 million net proceeds from the issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

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

In December 2019, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.6 million of our unused New Jersey NOLs and R&D credits. We expect to receive approximately $3.3 million of proceeds from the sale of the New Jersey NOLs and R&D credits in March 2020.

In December 2019, we entered into an exchange agreement with the holders of our approximately $7.0 million outstanding aggregate principal amount and accrued interest of senior secured notes (originally issued pursuant to the certain Note and Warrant Purchase Agreement dated December 22, 2017, as amended on April 13, 2017, November 5, 2018, and June 28, 2019 (. Pursuant to the exchange agreement, the holders of the old senior secured notes exchanged the entire outstanding principal and accrued interest for new senior secured notes having an aggregate outstanding original principal amount of $7.6 million, which includes an aggregate exchange fee of approximately $0.3 million. The new senior secured notes are substantially similar to the old senior secured notes, as amended through the date of the exchange, bear interest at a rate of 12.0% per annum and will mature December 31, 2020 (subject to extension to June 30, 2021 at our option upon payment of an extension fee equal to 3% of the outstanding balance), and are secured by all of our assets pursuant to the same security agreements applicable to the old notes. The new senior secured notes are convertible, at the option of the holder, from time to time beginning April 1, 2020, into shares of our common stock, par value $0.01 per share, at a conversion price equal to 90% of the two lowest closing bid prices in the 20 trading days immediately preceding such conversion, subject to a floor price of $0.232 per share (added by amendment in January 2020). Under the January amendment, we also agreed to redeem $350,000 of the new senior secured notes for cash in the event that the conversion price does not exceed the floor price for 20 consecutive trading days (although we will not be required to make more than one redemption in any calendar month, and no trading day will be included in more than one 20-day period for purposes of determining if a redemption is payable).

As of December 31, 2019, we had a stockholders’ deficit of $30.9 million and a cash balance of $1.3 million. In addition, we have $7.6 million outstanding aggregate principal amount and accrued interest of senior secured notes that become due in December 2020, $3.6 million unsecured notes, which are due on demand as of such date. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include, but are not limited to payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies and private placements and/or public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, manufacturing and facility costs, external research and development services, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support development of our lead product candidate.

We believe our existing cash as of December 31, 2019, the $1.1 million of cash proceeds from BioLexis’ warrant exercise in January 2020, and the anticipated proceeds from the sale of our New Jersey NOLs and R&D credits to be received in March 2020 of approximately $3.3 million, will fund our operations through March 2020 excluding any unscheduled repayment of debt. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will need to raise substantial additional capital in order to complete our planned ONS-5010 development program. We plan to finance our future operations with a combination of proceeds from potential strategic collaborations, sale of the development and commercial rights to our drug product candidates, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three months ended December 31,
	2019	2018
Net cash used in operating activities	$(6,673,676)	$(9,781,375)
Net cash used in investing activities	—	(236,433)
Net cash (used in) provided by financing activities	(8,293)	8,528,133

Operating Activities.

During the three months ended December 31, 2019, we used $6.7 million of cash in operating activities resulting primarily from our net loss of $16.6 million, This use of cash was partially offset by $8.4 million of noncash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability, loss on disposal of property and equipment, loss on extinguishment of debt and depreciation and amortization expense. The change in our operating assets and liabilities of $1.6 million was primarily to a decrease in prepayments associated with our clinical trials and ONS 5010 development costs and increase in our accrued expenses from September 30, 2019.

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

Investing Activities.

During the three months ended December 31, 2018, we used cash of $0.2 million in investing activities for the purchase of property and equipment.

Financing Activities.

During the three months ended December 31, 2019, net cash (used in) provided by financing activities was less than $0.1 million.  We made $0.1 million in debt and finance lease obligations payments which was partially offset by net proceeds from exercise of common stock warrants of $0.1 million.

During the three months ended December 31, 2018, net cash provided by financing activities was $8.5 million, primarily attributable to $11.8 million in net proceeds from the November 2018 BioLexis private placement. In November and

December 31, 2018, we closed the sale of the first two tranches of this private placement for an aggregate of 1,608,234 shares of our common stock for gross cash proceeds of $12.0 million. We also made $3.3 million in debt and capital lease obligations payments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations and Commitments

Not applicable.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on December 19, 2019, have not materially changed.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended December 31, 2019.

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

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on March 18, 2019).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).
3.6	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 29, 2016).
10.1	Exchange Agreement, dated December 20, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed with the SEC on December 23, 2019).
10.2	Form of Senior Secured Note (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2019).
10.3

Amendment #2 dated December 23, 2019 of Warrant Agreement between the Company and American Stock Transfer & Trust Company LLC, as warrant agent, dated as of April 12, 2019, as amended. (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2019).

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

OUTLOOK THERAPEUTICS, INC.

Date: February 14, 2020	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting, and Financial Officer)