Form 10-Q
period 2020-06-30
Outlook Therapeutics, Inc.
filed 2020-08-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of August 12, 2020 was 127,183,109.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our annual report on Form 10-K for the year ended September 30, 2019 filed with the SEC on December 19, 2019 and risks disclosed in Part II, Item 1A of this quarterly report, including, among other things, risks associated with:

●	the timing and the success of the design of the clinical trials and planned clinical trials of our lead product candidate, ONS-5010;
●	whether the results of our clinical trials will be sufficient to support domestic or global regulatory approvals;
●	our ability to obtain and maintain regulatory approval for ONS-5010 in the United States and other markets if we successfully complete clinical trials;
●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved, for commercial use;
●	our ability to fund our working capital requirements;
●	the rate and degree of market acceptance of our current and future product candidates;
●	the implementation of our business model and strategic plans for our business and product candidates;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the factors that may impact our financial results; and
●	our estimates regarding the sufficiency of our cash resources and our need for additional funding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2020	2019
Assets
Current assets:
Cash	$23,953,080	$8,015,528
Prepaid expenses and other current assets	4,282,298	4,986,033
Assets held for sale	—	500,000
Total current assets	28,235,378	13,501,561

Property and equipment, net	368,155	3,175,960
Operating lease right-of-use assets, net	206,229	—
Other assets	1,433,198	457,476
Total assets	$30,242,960	$17,134,997

Liabilities, convertible preferred stock and stockholders’ equity (deficit)

Current liabilities:
Convertible senior secured notes	$—	$6,699,000
Current portion of long-term debt	422,131	1,026,168
Current portion of finance lease liabilities	41,213	192,290
Current portion of operating lease liabilities	181,585	—
Stockholder notes	3,612,500	3,612,500
Accounts payable	5,008,923	2,277,817
Accrued expenses	7,328,154	4,622,988
Income taxes payable	1,859,434	1,859,434
Total current liabilities	18,453,940	20,290,197

Long-term debt	544,924	50,285
Finance lease liabilities	49,162	3,365,790
Operating lease liabilities	48,394	—
Warrant liability	181,098	255,734
Other liabilities	—	3,942,948
Total liabilities	19,277,518	27,904,954

Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding at June 30, 2020 and 66,451 shares issued and outstanding at September 30, 2019	—	5,359,404
Total convertible preferred stock	—	5,359,404

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued	—	—
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 126,360,064 shares issued and outstanding at June 30, 2020 and 28,609,995 shares issued and outstanding at September 30, 2019	1,263,601	286,100
Additional paid-in capital	289,500,131	238,064,947
Accumulated deficit	(279,798,290)	(254,480,408)
Total stockholders' equity (deficit)	10,965,442	(16,129,361)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$30,242,960	$17,134,997

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Collaboration revenues	$—	$583,848	$—	$2,292,586
Operating expenses:
Research and development	8,488,143	4,342,539	18,718,659	16,349,946
General and administrative	3,286,739	1,834,545	7,580,638	6,587,691
Impairment of property and equipment	104,296	50,927	527,624	2,962,064
	11,879,178	6,228,011	26,826,921	25,899,701
Loss from operations	(11,879,178)	(5,644,163)	(26,826,921)	(23,607,115)
Interest expense, net	443,624	1,081,779	1,737,440	3,256,505
(Gain) loss on extinguishment of debt	(6,164,284)	423,686	1,896,296	607,240
Change in fair value of redemption feature	—	—	(1,796,982)	—
Change in fair value of warrant liability	127,506	(1,931,244)	(74,636)	(2,265,836)
Loss before income taxes	(6,286,024)	(5,218,384)	(28,589,039)	(25,205,024)
Income tax benefit	(3,271,157)	(777,500)	(3,271,157)	(777,500)
Net loss	(3,014,867)	(4,440,884)	(25,317,882)	(24,427,524)
Beneficial conversion feature upon issuance of Series A-1 convertible preferred stock	—	—	—	(61,365)
Series A-1 convertible preferred stock dividends and related settlement	—	(158,128)	(166,133)	(462,907)
Deemed dividend upon modification of warrants	—	—	(3,140,009)	(829,530)
Deemed dividend upon amendment of the terms of the Series A-1 convertible preferred stock	—	—	(10,328,118)	—
Net loss attributable to common stockholders	$(3,014,867)	$(4,599,012)	$(38,952,142)	$(25,781,326)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.03)	$(0.20)	$(0.69)	$(1.74)
Weighted average shares outstanding, basic and diluted	90,757,825	23,007,077	56,089,036	14,787,010

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at April 1, 2020	—	$—	89,751,192	$897,512	$255,361,229	$(276,783,423)	$(20,524,682)
Issuance of common stock in connection with conversion of senior secured notes and interest	—	—	12,201,461	122,015	7,872,479	—	7,994,494
Sale of common stock, net of issuance costs	—	—	24,407,411	244,074	24,907,703	—	25,151,777
Stock-based compensation expense	—	—	—	—	1,358,720	—	1,358,720
Net loss	—	—	—	—	—	(3,014,867)	(3,014,867)
Balance at June 30, 2020	—	$—	126,360,064	$1,263,601	$289,500,131	$(279,798,290)	$10,965,442

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at April 1, 2019	63,250	$5,039,195	11,759,630	$117,596	$211,739,503	$(239,943,261)	$(28,086,162)
Proceeds from exercise of common stock warrants	—	—	6,133,398	61,334	(56,984)	—	4,350
Sale of common stock in public offering, net of issuance costs	—	—	10,340,000	103,400	26,053,103	—	26,156,503
Series A-1 convertible preferred stock dividends and related settlement	1,581	158,128	—	—	(158,128)	—	(158,128)
Stock-based compensation expense	—	—	—	—	(31,265)	—	(31,265)
Net loss	—	—	—	—	—	(4,440,884)	(4,440,884)
Balance at June 30, 2019	64,831	$5,197,323	28,233,028	$282,330	$237,546,229	$(244,384,145)	$(6,555,586)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2019	66,451	$5,359,404	28,609,995	$286,100	$238,064,947	$(254,480,408)	$(16,129,361)
Issuance of common stock in connection with exercise of warrants	—	—	13,003,414	130,034	1,008,866	—	1,138,900
Issuance of common stock in connection with conversion of stockholder notes and interest	—	—	1,475,258	14,753	1,533,673	—	1,548,426
Issuance of common stock in connection with conversion of senior secured notes and interest	—	—	12,201,461	122,015	7,872,479	—	7,994,494
Issuance of vested restricted stock units	—	—	109	1	(1)	—	—
Sale of common stock, net of issuance costs	—	—	34,466,467	344,665	34,004,060	—	34,348,725
Issuance of restricted common stock to MTTR, LLC principals (Note 12)	—	—	7,244,739	72,447	(72,447)	—	—
Series A-1 convertible preferred stock dividends and related settlement	1,661	166,133	—	—	(166,133)	—	(166,133)
Conversion of Series A-1 convertible preferred stock to common stock	(68,112)	(5,525,537)	29,358,621	293,586	5,231,951	—	5,525,537
Stock-based compensation expense	—	—	—	—	2,022,736	—	2,022,736
Net loss	—	—	—	—	—	(25,317,882)	(25,317,882)
Balance at June 30, 2020	—	$—	126,360,064	$1,263,601	$289,500,131	$(279,798,290)	$10,965,442

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2018	60,203	$4,734,416	9,027,491	$90,275	$190,672,166	$(216,307,363)	$(25,544,922)
Cumulative effect of adoption of ASU 2014-09 (Topic 606)	—	—	—	—	—	(3,649,258)	(3,649,258)
Proceeds from exercise of common stock warrants	—	—	6,134,307	61,343	(56,993)	—	4,350
Private placement sale of common stock, net of issuance costs	—	—	2,680,390	26,804	19,781,513	—	19,808,317
Issuance of vested restricted stock units	—	—	446	4	(4)	—	—
Issuance of common stock in connection with conversion of senior secured notes	—	—	50,394	504	401,464	—	401,968
Sale of common stock in public offering, net of issuance costs	—	—	10,340,000	103,400	26,053,103	—	26,156,503
Series A-1 convertible preferred stock dividends and related settlement	4,628	462,907	—	—	(462,907)	—	(462,907)
Stock-based compensation expense	—	—	—	—	1,108,766	—	1,108,766
Accrued directors fees settled in fully vested stock options	—	—	—	—	49,121	—	49,121
Net loss	—	—	—	—	—	(24,427,524)	(24,427,524)
Balance at June 30, 2019	64,831	$5,197,323	28,233,028	$282,330	$237,546,229	$(244,384,145)	$(6,555,586)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(25,317,882)	$(24,427,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	473,920	2,473,005
Loss on extinguishment of debt	1,896,296	607,240
Non-cash interest expense	235,636	1,314,321
Stock-based compensation	2,022,736	1,108,766
Change in fair value of redemption feature	(1,796,982)	—
Change in fair value of warrant liability	(74,636)	(2,265,836)
Impairment of property and equipment	527,624	2,962,064
Loss on lease termination	680,017	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	676,564	(2,779,990)
Other assets	(84,120)	(109,096)
Operating lease liability	(122,193)	—
Accounts payable	900,030	(1,935,958)
Accrued expenses	215,175	(1,090,468)
Deferred revenue	—	(2,277,586)
Other liabilities	55,587	73,531
Net cash used in operating activities	(19,712,228)	(26,347,531)
INVESTING ACTIVITIES
Purchase of property and equipment	—	(437,306)
Investment in joint venture	(900,000)	—
Net cash used in investing activities	(900,000)	(437,306)
FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	34,739,271	45,964,820
Proceeds from debt	904,200	—
Proceeds from exercise of common stock warrants	1,138,900	4,350
Payments of finance lease obligations	(196,959)	(470,295)
Repayment of debt	(35,632)	(6,404,597)
Net cash provided by financing activities	36,549,780	39,094,278

Net increase in cash	15,937,552	12,309,441
Cash at beginning of period	8,015,528	1,717,391
Cash at end of period	$23,953,080	$14,026,832
Supplemental disclosure of cash flow information
Cash paid for interest	$910,503	$2,710,376
Accrued interest settled by conversion into common stock	$1,531,004	$1,393
Supplemental schedule of non-cash investing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$1,048,286

Supplemental schedule of non-cash financing activities:
Senior secured notes principal converted into common stock	$7,033,950	$400,575
Unsecured notes principal converted into common stock	$977,966	$—
Issuance of capital lease obligations in connection with purchase of property and equipment	$—	$48,683
Issuance of exchange notes at estimated fair value	$7,050,206	$—
Issuance of redemption feature at estimated fair value	$8,264,451	$—
Change in fair value of convertible senior secured notes warrants recorded as debt discount	$—	$1,466,710
Series A-1 convertible preferred stock dividends and related settlement	$166,133	$462,907
Deferred offering costs and common stock issuance costs in accounts payable and accrued expenses	$390,546	$—
Accrued directors' fees settled in fully vested stock options	$—	$49,121

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. Management believes the financial results for the nine months ended June 30, 2020 were not significantly impacted by COVID-19.

2.    Liquidity

The Company has incurred substantial losses and negative cash flows from operations since its inception. As of June 30, 2020, the Company had $3.6 million of unsecured notes that were due on demand as of such date and $0.9 million loan granted pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which matures on May 2, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On July 16, 2020, the Company received $1.0 million in proceeds in connection with a securities purchase agreement entered into on June 22, 2020 with Syntone Ventures LLC (“Syntone”), a U.S. affiliate of Syntone Technologies Group Co. Ltd., a People's Republic of China (“PRC”) entity, the Company’s strategic partner for ONS-5010 in China, in a private placement pursuant to which the Company issued and sold 823,045 shares of its common stock at a purchase price of $1.215 per share.

Management believes that the Company’s existing cash as of June 30, 2020, and the $1.0 million proceeds received in July 2020 from the Syntone private placement pursuant to the June 2020 securities purchase agreement will be sufficient to fund its operations through the first quarter of fiscal 2021. Substantial additional financing will be needed by the Company to fund its operations in the future and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: payments from potential strategic research and development partners, licensing and/or marketing arrangements with pharmaceutical companies, private placements of equity and/or debt securities, sale of its development stage product candidates to third parties and public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

The Company’s future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing discussed above; (ii) the Company’s ability to complete revenue-generating partnerships with pharmaceutical companies; (iii) the success of its research and development; (iv) the development of

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2020 and its results of operations for the three and nine months ended June 30, 2020 and 2019, cash flows for the nine months ended June 30, 2020 and 2019, and convertible preferred stock and stockholders’ equity for the three and nine months ended June 30, 2020 and 2019. Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2020. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 19, 2019.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$ (3,014,867)	$ (4,599,012)	$(38,952,142)	$(25,781,326)
Common stock outstanding (weighted average)	90,757,825	23,007,077	56,089,036	14,787,010
Basic and diluted net loss per share	$ (0.03)	$ (0.20)	$(0.69)	$(1.74)

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2020 and 2019, as they would be antidilutive:

	As of June 30,
	2020	2019
Series A-1 convertible preferred stock	—	1,225,172
Convertible senior secured notes	—	767,605
Convertible unsecured notes	—	149,573
Performance-based stock units	2,470	16,131
Restricted stock units	—	3,750
Stock options	2,238,470	605,452
Common stock warrants	7,051,857	16,067,923

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

The Company adopted the new standard effective October 1, 2019 using the modified retrospective transition method using the package of practical expedients and a discount rate of 9% and elected to not apply the standard in the comparative periods presented in the year of adoption. The Company has implemented internal controls to monitor and record historical and future lease arrangements and required disclosures. For all existing operating leases as of September 30, 2019, the Company recorded right of use assets of $352,172 and corresponding lease liabilities of $318,672 with an offset to other liabilities of $33,500 to eliminate deferred rent on the consolidated balance sheets. The Company recorded right of use assets of $2,525,000 and corresponding finance lease liabilities of $3,558,080 for leases previously classified as capital leases. This did not include an existing lease termination obligation of $3,909,448 pertaining to a lease for premises that had been leased in Cranbury, New Jersey for a planned office and laboratory expansion that did not materialize, and which prior termination remained unchanged as a result of the transition. Refer to Note 9 for the Company’s lease disclosures.

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases,

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

the Company records the rent expense on a straight-line basis and does not record the leases on the consolidated balance sheet. The Company had no Short-Term Leases as of June 30, 2020.

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

On October 1, 2019, the Company adopted ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting Compensation, issued by the FASB in June 2018. The amendments in this ASU expanded the scope of Compensation—Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specified that Topic 718 applied to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company applied the new guidance to share-based payments entered after October 1, 2019 and the adoption of this standard did not have a material impact on the Company’s financial statements.

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

4.     Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.
●	Level 2 - Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2020
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$181,098

	September 30, 2019
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$255,734

The Company evaluated a redemption feature within the senior secured notes issued in December 2019 and determined bifurcation of the redemption feature was required. The redemption feature is accounted for as a derivative instrument and re-measured at each reporting period until the redemption feature is exercised, expires, or otherwise settled. During the three months ended June 30, 2020, the remaining outstanding principal and accrued interest on the senior secured notes were exchanged for shares of its common stock and as a result, the Company wrote off the redemption feature liability as a gain on extinguishment of debt.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and redemption feature for the nine months ended June 30, 2020:

		Redemption
	Warrants	Feature
Balance at October 1, 2019	$255,734	$—
Addition of feature on December 20, 2019	—	8,264,451
Change in fair value	(74,636)	(1,796,982)
Write off due to extinguishment of senior secured notes	—	(6,467,469)
Balance at June 30, 2020	$181,098	$—

The warrants issued in connection with the convertible senior secured notes (see Note 8) are classified as liabilities on the accompanying consolidated balance sheet as the warrants include cash settlement features at the option of the holders under certain circumstances. The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2020		September 30, 2019
Risk-free interest rate	0.36%		1.56%
Remaining contractual life of warrant	4.63	years	5.38	years
Expected volatility	92.1%		89.0%
Annual dividend yield	0%		0%
Fair value of common stock	$1.29	per share	$1.49	per share

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The fair value of the redemption feature was estimated by using a Monte Carlo simulation model and a with-and-without perspective, where the fair value of debt instrument was measured with the derivative and without the derivative and the difference is the implied fair value of the redemption feature. The value of the debt instrument with the redemption feature depended on the daily stock price path followed by the Company’s common stock price. This model simulated daily common stock prices from the issuance date through the maturity date for the debt instrument. At issuance, the Company utilized a volatility estimate of 130% based upon the observed historical volatility of both the Company and peer group for 1-year and 2-year periods. Risk-free interest rate was based upon US treasury yields.

5.    Property and Equipment, Net

Property and equipment, net, consists of:

	June 30,	September 30,
	2020	2019
Laboratory equipment	$1,067,351	$1,067,351
Leasehold improvements	—	160,086
Land and building	—	3,000,000
	1,067,351	4,227,437
Less: accumulated depreciation and amortization	(699,196)	(1,051,477)
	$368,155	$3,175,960

Depreciation and amortization expense was $50,959 and $833,387 for the three months ended June 30, 2020 and 2019, respectively, and $178,510 and $2,473,005 for the nine months ended June 30, 2020 and 2019, respectively.

On October 1, 2019, the Company adopted ASC 842, which resulted in the reclassification of property and equipment under capital leases to finance lease right-of-use assets separately disclosed on the consolidated balance sheets. Refer to Note 9 for the Company’s lease disclosures.

At September 30, 2019, $3,000,000 represented the Company’s corporate office lease that was classified as a capital lease. The Company’s corporate office lease was due to mature in February 2028 and the effective interest rate on the corporate office lease was 43.9%. At September 30, 2019, $475,000 of accumulated amortization was related to capital leases.

Impairment charges

During the three and nine months ended June 30, 2020, the Company recorded an impairment charge of $104,296 and $527,624, respectively, primarily due to the write-off of assets held for sale after the Company determined that the carrying amount of these assets was not recoverable as result of a lease termination agreement entered into in May 2020. Refer to Note 9 for further details.

During the three and nine months ended June 30, 2019, the Company wrote off certain construction in progress and laboratory equipment with a carrying amount of $50,927 and $2,962,064, respectively. The Company determined that the carrying amount of these assets was not recoverable and was less than the fair value less the cost to sell due to the Company changing its operations to outsource the development and manufacturing of ONS-5010.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

6.      Other Assets

Other assets consist of:

	June 30,	September 30,
	2020	2019
Advance to PRC joint venture	$900,000	$—
Other assets	533,198	457,476
	$1,433,198	$457,476

In connection with the Syntone stock purchase agreement, on May 22, 2020, the Company and Syntone entered into a joint venture agreement pursuant to which they agreed to form a PRC joint venture that will be 80% owned by Syntone and 20% owned by the Company. Once formed, the Company intends to enter into a royalty-free license with the PRC joint venture for the development, commercialization and manufacture of the Company’s product candidate, ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

The Company made the initial investment of $900,000 in June 2020. The Company expects to be required to make an additional capital contribution to the PRC joint venture of approximately $2.1 million, which will be made within four years after the establishment date in accordance with the development plan contemplated in the license agreement or on such other terms within such four-year period.

7.     Accrued Expenses

Accrued expenses consists of:

	June 30,	September 30,
	2020	2019
Compensation	$402,212	$919,394
Severance and related costs	29,803	505,570
Research and development	2,642,922	1,692,040
Interest payable	1,412	934,145
Professional fees	157,353	419,216
Lease termination obligation	3,954,717	—
Other accrued expenses	139,735	152,623
	$7,328,154	$4,622,988

8.    Debt

Senior secured notes

	June 30,	September 30,
	2020	2019
Convertible senior secured notes	$—	$6,699,000

In December 2019, the Company entered into an exchange agreement with the holders of its $7,254,077 outstanding aggregate principal amount and accrued interest of senior secured notes (the “Old Senior Notes”) originally issued pursuant to the certain Note and Warrant Purchase Agreement dated December 22, 2017, as amended on April 13, 2017, November 5, 2018, and June 28, 2019 (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the holders of the Old Senior Notes exchanged the entire outstanding principal and accrued interest for new senior secured notes having an aggregate outstanding original principal amount of $7,589,027 which included an aggregate exchange fee of $334,950.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The new senior secured notes were substantially similar to the Old Senior Notes, as amended through the date of the Exchange Agreement, bore interest at a rate of 12.0% per annum and would have matured December 31, 2020 (subject to extension to June 30, 2021 at the Company’s option upon payment of an extension fee equal to 3% of the outstanding balance and being in compliance with applicable Nasdaq listing requirements). The new senior secured notes were convertible, at the option of the holder, beginning April 1, 2020, into shares of the Company’s common stock at a conversion price equal to 90% of the two lowest closing bid prices in the 20 trading days immediately preceding such conversion, subject to a floor price of $0.232 per share. The conversion feature was determined to be a redemption feature and was bifurcated from the debt instrument. The estimated fair value of the redemption feature was $8,264,451 at issuance (see Note 4). The Exchange Agreement was accounted for as an extinguishment of debt.

The Company recognized a loss on extinguishment of convertible senior secured notes for the Exchange Agreement during the nine months ended June 30, 2020 of $8,060,580, which amount was equal to the excess fair value of the notes and bifurcated redemption feature over the notes’ net carrying value.

During the three months ended June 30, 2020, the holder of the new senior secured notes converted the entire outstanding principal and accrued interest totaling $7,994,494 for 12,201,461 shares of the Company’s common stock at an average conversion price of $0.66 per share. As of June 30, 2020, there are no longer any new senior secured notes outstanding. The Company recognized a $6,164,284 gain on extinguishment of the new senior secured notes exchanged for shares of common stock during the three and nine months ended June 30, 2020 primarily due to the redemption feature liability and write-off of unamortized debt discount.

Aggregate interest expense on the Old Senior Notes and the new senior secured notes for the three months ended June 30, 2020 and 2019 was $269,437 and $526,615, respectively, and $819,498 and $1,689,533 for the nine months ended June 30, 2020 and 2019, respectively.

Stockholder notes

The Company previously repurchased shares of its restricted stock in exchange for notes in the amount of $800,000 that do not bear interest and are due on demand.

The Company has a $2,812,500 note payable related to the previous repurchase of common stock that does not bear interest and is due on demand.

Other Indebtedness

The Company has other outstanding debt consisting of unsecured notes, a PPP term loan and equipment loans.

	June 30,	September 30,
	2020	2019
Unsecured notes	$—	$977,966
Paycheck Protection Program term loan	904,200	—
Equipment loans	62,855	98,487
	967,055	1,076,453
Less: current portion	(422,131)	(1,026,168)
Long-term debt	$544,924	$50,285

Unsecured notes

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

During the nine months ended June 30, 2020, the remaining unsecured notes with an aggregate carrying amount of $977,966 and accrued interest of $570,460 were exchanged for 1,475,258 shares of the Company’s common stock at an average exchange price of $1.05. As of June 30, 2020, these unsecured notes were no longer outstanding.

Paycheck Protection Program term loan

On May 4, 2020, the Company received $904,200 in proceeds from a loan granted pursuant to the PPP of the CARES Act. The PPP term loan is evidenced by a promissory note containing the terms and conditions for repayment of the PPP term loan. The PPP term loan provides for an initial six-month deferral of payments and any amount owed on the loan has a two-year maturity (May 2022), with an interest rate of 1% per annum. Commencing December 15, 2020, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize any principal amount outstanding on the PPP term loan as of December 15, 2020 by May 2, 2022. The Company has the right to prepay any amounts outstanding under this loan at any time and from time to time, in whole or in part, without penalty.

During the three months ended June 30, 2019, the Company recognized interest expense related to other indebtedness of $3,480 and $33,552, respectively, and $21,634 and $181,061 for the nine months ended June 30, 2020 and 2019, respectively.

9.    Leases

Corporate office and warehouse leases

On May 6, 2020, the Company terminated its lease agreement for approximately 66,000 square feet of office, manufacturing and laboratory space located in Cranbury, New Jersey, which previously served as its headquarters, and relocated its corporate office to Monmouth Junction, New Jersey, a site previously used as a warehouse location. The Company’s Monmouth Junction, New Jersey lease matures in September 2021. In consideration for the termination of the lease, the Company agreed to make payments to the landlord totaling $981,987, payable in eight monthly installments commencing May 1, 2020.

In connection with the lease termination, the Company recorded a liability of $981,987 at May 11, 2020, the cease-use date, that represents the undiscounted future termination payments as the termination period is less than a year. The Company derecognized the assets and liabilities associated with the financing lease and recorded a charge of $680,017 to general and administrative expense.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

At June 30, 2020, the lease termination obligation of $731,987 is included in accounts payable on the consolidated balance sheets. A rollforward of the charges incurred to general and administrative expense for the nine months ended June 30, 2020:

	Balance	Expensed / Accrued	Cash	Non-cash	Balance
	October 1, 2019	Expense	Payments	Adjustments	June 30, 2020

Lease termination payments	$—	$981,987	$(250,000)	$—	$731,987
Assets and liabilities derecognition	—	(842,514)	—	842,514	—
Other charges	—	540,544	(540,544)		—
	$—	$680,017	$(790,544)	$842,514	$731,987

Equipment leases

The Company has equipment leases, with terms between 12 and 36 months, recorded as finance leases. The equipment leases bear interest between 4.0% and 13.0%.

Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include minimum payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option. Lease expense is recorded as research and development or general and administrative based on the use of the leased asset.

The components of lease cost for the three and nine months ended June 30, 2020 are as follows:

	Three months ended June 30,	Nine months ended June 30,
	2020	2020
Finance lease cost:
Amortization of right-of-use assets	$32,967	$182,967
Interest on lease liabilities	165,191	903,278
Total finance lease cost	198,158	1,086,245
Operating lease cost	43,625	130,875
Total lease cost	$241,783	$1,217,120

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of June 30, 2020 were as follows:

June 30, 2020
Operating leases:
Right-of-use asset	$206,229
Operating lease liabilities	229,979
Finance leases:
Right-of-use asset	$—
Financing lease liabilities	90,375
Weighted-average remaining lease term (years):
Operating leases	1.3
Finance leases	2.3
Weighted-average discount rate:
Operating leases	9.0%
Finance leases	8.1%

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Other information related to leases for the nine months ended June 30, 2020 are as follows:

Nine months ended June 30,
2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$903,278
Operating cash flows from operating leases	140,625
Financing cash flows from finance leases	196,959
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—
Finance leases	—

Future minimum lease payments under non-cancelable leases as of June 30, 2020 are as follows for the years ending September 30:

	Operating leases	Finance leases
2020 (remaining three months)	$46,875	$19,864
2021	195,000	34,869
2022	—	29,605
2023	—	13,149
2024	—	4,383
Total undiscounted lease payments	$241,875	$101,870
Less: Imputed interest	11,896	11,495
Total lease obligations	$229,979	$90,375

Future minimum rental payments under non-cancelable leases prior to adoption of ASC 842, Leases, as of September 30, 2019 were as follows:

	Operating leases	Finance leases
2020	$187,500	$1,608,067
2021	195,000	1,506,592
2022	—	1,535,809
2023	—	1,564,027
2024	—	1,593,291
Thereafter	—	5,691,492
Total undiscounted lease payments	$382,500	$13,499,278
Less: Imputed interest	—	9,941,198
Total lease obligations	$382,500	$3,558,080

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

At June 30, 2020, the lease termination obligation of $3,954,717 is included in accrued expenses on the consolidated balance sheets. A roll forward of the charges incurred to general and administrative expense for the nine months ended June 30, 2020 is as follows:

	Balance	Expensed / Accrued	Cash	Balance
	October 1, 2019	Expense	Payments	June 30, 2020

Lease termination payments	$3,909,448	$495,269	$(450,000)	$3,954,717

10.    Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Common stock

In February 2020, the Company issued, in a registered direct offering, an aggregate of 7,598,426 shares of common stock and, in a concurrent private placement to the same investors, warrants to purchase up to an aggregate of 3,799,213 shares of common stock at a combined purchase price per share and accompanying warrant of $1.016 for approximately $7.7 million in gross proceeds after payment of placement agent fees and other offering costs. In a separate concurrent private placement, the Company issued 2,460,630 shares of common stock and warrants to purchase up to an aggregate of 1,230,315 shares of common stock to GMS Ventures and Investments, an affiliate of BioLexis Pte. Ltd. (“BioLexis”), the Company’s controlling stockholder and strategic partner, at a combined purchase price per share and accompanying warrant of $1.016 for $2.5 million. The warrants issued were exercisable immediately at an exercise price of $0.9535 per share and will expire four years from the issuance date.

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

In June 2020, the Company issued, in a private placement, an aggregate of 16,000,000 shares of common stock to Syntone, pursuant to a stock purchase agreement entered into on May 22, 2020, at a purchase price of $1.00 per share, for aggregate gross proceeds to the Company of $16.0 million.

In June 2020, the Company issued, in a registered direct offering, an aggregate of 8,407,411 shares of common stock at a purchase price of $1.215 per share, for aggregate gross proceeds to the Company of approximately $10.2 million. In connection with the registered direct offering, the Company issued placement agent warrants to purchase up to an aggregate of 588,519 shares of common stock, at an exercise price of $1.51875 per share and a 5-year term.

During the nine months ended June 30, 2020 and 2019, the Company issued 109 and 446 shares of common stock, respectively, upon the vesting of RSUs.

Series A-1 convertible preferred stock

A total of 200,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1”) have been authorized for issuance under the Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company (the “Certificate of

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

During the nine months ended June 30, 2020, the Company issued 1,661 shares of Series A-1 to settle the related dividends that were due on a quarterly basis. At June 30, 2020, there were no shares of Series A-1 outstanding.

Common stock warrants

As of June 30, 2020, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

	Shares of
	common stock
	issuable upon
	exercise of	Exercise Price
Expiration Date	warrants	Per Share
February 18, 2022	416,666	$12.00
December 22, 2024	277,128	$12.00
April 13, 2025	145,688	$12.00
May 31, 2025	62,438	$12.00
February 24, 2025	531,890	$1.27
February 26, 2024	5,029,528	$0.9535
June 22, 2025	588,519	$1.5188
	7,051,857

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

On January 27, 2020, the Company amended the exercise price of its outstanding warrants to purchase an aggregate 4,657,852 shares of its common, all of which were held by BioLexis, to $0.232 per share. BioLexis exercised all such warrants for cash payment of approximately $1.1 million on January 29, 2020.

The estimated change in fair value of warrants amended during the nine months ended June 30, 2020 was $3,140,009, and reflected as a deemed dividend in the consolidated statements of operations for purposes of presenting net loss attributable to common stockholders when calculating basic and diluted loss per share.

During the nine months ended June 30, 2020, warrants to purchase an aggregate of 15,085,240 shares of common stock with a weighted averaged exercise price of $0.232 were exercised for an aggregate 13,003,414 shares of the Company's common stock; and warrants to purchase an aggregate of 80,797 shares of common stock with a weighted averaged exercise price of $0.08 expired. In aggregate, 10,157,050 of the exercised warrants were April 2019 Warrants, described above, exercised pursuant to the net exercise provisions therein, as amended.

11.  Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 106,490. As of June 30, 2020, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”) no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 4,022,526. As of June 30, 2020, 1,614,404 shares remained available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Research and development	$915,974	$(207,015)	$1,064,912	$4,957
General and administrative	442,746	175,750	957,824	1,103,809
	$1,358,720	$(31,265)	$2,022,736	$1,108,766

During the nine months ended June 30, 2019, the Company awarded stock options with a fair value of $49,121 as settlement for directors’ fees accrued as of September 30, 2018.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Stock options

As of June 30, 2020, options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Balance at October 1, 2019	1,389,999	$3.46
Granted	1,115,810	1.00
Forfeited	(267,339)	2.74
Balance at June 30, 2020	2,238,470	2.32	9.2
Vested and exercisable	551,799	3.34	8.9
Vested and expected to vest at June 30, 2020	2,238,470	$2.32	9.2

As of June 30, 2020, the aggregate intrinsic value of options outstanding was $388,541. The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the nine months ended June 30, 2020 and 2019 was $0.71 and $4.70 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended June 30,
	2020	2019
Risk-free interest rate	1.08%	2.46%
Expected life (years)	5.73	6.00
Expected volatility	89.3%	89.5%
Expected dividend yield	—	—

As of June 30, 2020, there was $2,110,777 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.72 years.

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year life from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

The following table summarizes the activity related to PSUs during the nine months ended June 30, 2020:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual
	PSUs	Per PSU	Term (Years)
Balance at October 1, 2019	15,691	$49.97
Forfeitures	(13,221)	50.60
Balance at June 30, 2020	2,470	49.97	4.0
Vested and exercisable at June 30, 2020	2,470	49.97	4.0
Vested and expected to vest at June 30, 2020	2,470	$49.97	4.0

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Restricted stock units

The following table summarizes the activity related to RSUs during the nine months ended June 30, 2020:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Balance at October 1, 2019	109	$96.00
Vested and settled	(109)	96.00
Balance at June 30, 2020	—	$—

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

The grant date fair value of the restricted shares was $0.54 per share and equal to the closing stock price of the Company’s common stock at the time of grant. Compensation expense is recognized over the shorter of the explicit service period or derived service period which was determined to be 4.8 years at the time of grant. Compensation expense may be accelerated when certain performance conditions become probable and the corresponding purchase right has lapsed. During the three and nine months ended June 30, 2020, the Company recognized compensation expense related to the restricted stock of $1,070,404, and $1,149,387, respectively. As of June 30, 2020, there was $2,762,772 of unrecognized compensation expense related to the restricted stock.

12.   Related-Party Transactions

MTTR - strategic partnership agreement (ONS-5010)

In February 2018, the Company entered into a strategic partnership agreement with MTTR to advise on regulatory, clinical and commercial strategy and assist in obtaining approval of ONS-5010, the Company's bevacizumab therapeutic product candidate for ophthalmic indications.

In November 2018, the board of directors of the Company appointed Mr. Terry Dagnon as Chief Operating Officer, and Mr. Jeff Evanson as Chief Commercial Officer. Both Mr. Dagnon and Mr. Evanson initially provided services to the Company pursuant to the February 2018 strategic partnership agreement with MTTR, as amended. Mr. Dagnon and Mr. Evanson were both principals in MTTR. The Company did not pay Mr. Dagnon or Mr. Evanson any direct compensation as consultants or as employees during the nine months ended June 30, 2019 nor during the period from October 1, 2019 through March 19, 2020. Both Mr. Dagnon and Mr. Evanson were compensated directly by MTTR for services provided to the Company as the Company's Chief Operating Officer and Chief Commercial Officer, respectively, pursuant to the strategic partnership agreement until such agreement, as amended, was terminated effective March 19, 2020. The Company

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

began compensating Mr. Dagnon and Mr. Evanson directly as consultants effective March 19, 2020 pursuant to their respective consulting agreements with the Company, which became effective March 19, 2020 following stockholder approval of the share issuances contemplated therein. Mr. Dagnon and Mr. Evanson have also agreed to provide consulting services to an affiliate of BioLexis pursuant to a separate arrangement.

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

MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate $242,603 and $573,983 during the three months ended June 30, 2020 and 2019, respectively; and $1,023,374 and $1,154,894 during the nine months ended June 30, 2020 and 2019, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock (Note 11). As of June 30, 2020, an aggregate $89,762 was due to the former MTTR principals as consultants, which is included in accounts payable in the accompanying consolidated balance sheets. As of September 30, 2019, $365,301 was due to MTTR which is included in accrued expenses in the accompanying consolidated balance sheets.

13. Subsequent Events

Syntone Purchase Agreement

On July 16, 2020, the Company received $1.0 million in proceeds in connection with a securities purchase agreement entered into on June 22, 2020 with Syntone, in a private placement pursuant to which the Company issued and sold 823,045 shares of its common stock at a purchase price of $1.215 per share.

Stock options grants

In July 2020, the Company granted 1,581,256 stock options with a weighted average exercise price of $1.57 and grant date fair value of $1.14.

Litigation

On July 20, 2020, Laboratorios Liomont S.A. de C.V. (“Liomont”), filed a complaint against the Company in the U.S. District Court of the Southern District of New York alleging certain breach of contract claims under the June 25, 2014 strategic development, license and supply agreement relating to the biosimilar development program for ONS-3010 and ONS-1045. According to the complaint, Liomont is claiming $3,000,000 damages due. The Company disputes the claims in the Liomont complaint, believes they are without merit, and intends to defend against these claims vigorously.

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

Overview

We are a late clinical-stage biopharmaceutical company working to develop the first ophthalmic formulation of bevacizumab approved by the U.S. Food and Drug Administration, or FDA, for use in retinal indications. Our goal is to launch as the first and only approved bevacizumab in the United States, United Kingdom, Europe, Japan and other markets for the treatment of wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO.

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

Our clinical program for ONS-5010 in wet AMD involves three clinical trials, which we refer to as NORSE 1, NORSE 2 and NORSE 3, the first two evaluating ONS-5010 against ranibizumab (LUCENTIS) and NORSE 3 an open label safety study to complete the necessary safety population. Enrollment in the NORSE 1 trial is complete with 61 patients enrolled at nine trial sites in Australia. The endpoint for NORSE 1 is the proportion of participants who gain at least 15 letters in the best corrected visual acuity, or BCVA, at 11 months for ONS-5010 dosed on a monthly basis compared to LUCENTIS dosed using the alternative PIER clinical trial dosing regimen of three monthly doses followed by quarterly dosing. NORSE 1 is one of two studies agreed upon with the FDA in April 2018 and will provide initial safety and efficacy data relating to ONS-5010 in wet AMD patients. The NORSE 1 study was designed to provide the initial safety data to open our IND with the U.S. FDA. We expect to report top line data for NORSE 1 later in August 2020.

The NORSE 2 Phase 3 study began enrolling wet AMD patients in July 2019. Enrollment in NORSE 2 is complete with a total of 227 patients enrolled at 39 clinical trial sites in the United States. The primary endpoint for NORSE 2 is the difference in proportion of participants who gain at least 15 letters in BCVA at 11 months for ONS-5010 dosed monthly compared to LUCENTIS dosed using the alternative PIER clinical trial dosing regimen. Initial top line data from

NORSE 2 is expected in July 2021. The ongoing COVID-19 pandemic is not expected to impact the completion of the NORSE 2 trial at this time. See “—Impacts of the COVID-19 Pandemic” below for more information.

We plan to initiate the NORSE 3 clinical trial in the third calendar quarter of 2020. NORSE 3 is an open-label safety study that will be conducted to ensure the adequate number of safety exposures to ONS-5010 are available for the initial regulatory filings. Approximately 180 patients are expected to be enrolled in several different vascular and inflammatory retinal diseases where an anti-VEGF drug can be used as a therapeutic option. Patients in NORSE 3 will receive three doses of ONS-5010 over three months.

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

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retinal diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. If the ONS-5010 clinical program is successful, it will support our plans to submit for regulatory approval in multiple markets in 2021 including the United States, United Kingdom, Europe and Japan, as well as other markets. Because there are no approved bevacizumab products for the treatment of retinal diseases in such major markets, we are developing ONS-5010 as a standard Biologics License Application, or BLA and not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of unapproved bevacizumab. Off-label use of unapproved bevacizumab is currently estimated to account for at least 50% of all wet AMD prescriptions in the United States.

Going Concern

Through June 30, 2020, we have funded substantially all of our operations with $278.1 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our previous collaboration and licensing agreements.

In June 2020, we closed the private placement of 16,000,000 shares of common stock to Syntone Ventures LLC, or Syntone, a U.S. affiliate of Syntone Technologies Group Co. Ltd., a People's Republic of China, or PRC, entity, our strategic partner for ONS-5010 in China, pursuant to a May 2020 stock purchase agreement, at a purchase price of $1.00 per share, receiving aggregate gross proceeds of $16.0 million. In June 2020, we also issued, in a registered direct offering, an aggregate of 8,407,411 shares of common stock at a purchase price of $1.215 per share, for aggregate gross proceeds of approximately $10.2 million, and in July 2020, we closed the concurrent private placement of 823,045 shares of common stock to Syntone  pursuant to a June 2020 stock purchase agreement, at a purchase price of $1.215 per share, receiving aggregate gross proceeds of $1.0 million.

Our cash resources of $24.0 million as of June 30, 2020, and the $1.0 million proceeds received in July 2020 from a private placement, are expected to fund our operations through the first quarter of fiscal 2021. To provide additional working capital, we continue to engage in active discussions with global and regional pharmaceutical companies for licensing and/or co-development rights to ONS-5010. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements, we may be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We do not have any products approved for sale and we have only generated revenue from our previous collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the nine months ended June 30, 2020 was $25.3 million. In addition, the continued development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

On May 6, 2020, we terminated our lease for office space in Cranbury, New Jersey and relocated our headquarters to Monmouth Junction, New Jersey a site previously used by us as our warehouse location. We expect that the termination of the Cranbury office lease will reduce our cash needs by approximately $14.0 million over the remaining life of the original lease, through February 2028.

We have incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2020, we had substantial indebtedness that included $3.6 million unsecured notes that were due on demand as of such date and a $0.9 million loan granted pursuant to the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which matures on May 2, 2022. We will need to raise substantial additional capital to fund our planned future operations, commence clinical trials, receive approval for and commercialize ONS-5010, or to develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Impacts of the COVID-19 Pandemic

We continue to monitor the ongoing COVID-19 global pandemic, which has resulted in travel and other restrictions to reduce the spread of the disease. To date, we have experienced only minor disruptions from the ongoing COVID-19 pandemic, including a brief delay in patient enrollment and recruitment in NORSE 2 due to local clinical trial site protocols designed to protect staff and patients. Given our current infrastructure needs and current strategy, we were able to transition to remote working with limited impact on productivity, as shelter-in-place and other types of local and state orders were imposed. We have confirmed with the Ophthalmic Division of the FDA that it considers both approved and investigational treatments for sight-threatening conditions such as wet AMD not to be elective, and that as such they should continue during the COVID-19 restrictions. All clinical and chemistry, manufacturing and control, or CMC, activities are currently active.

Both NORSE 1 and NORSE 2 have completed enrollment and NORSE 1 has also essentially completed patient follow-up activities. NORSE 2 patients continue to require monthly follow-up visits, which will continue over the next 12 months. To date, we have not experienced any significant COVID-19 disruptions to patient follow-up but the clinical trial protocol accounts for potential delayed or missed visits for any reason, including COVID-19 type interruptions. The FDA has provided guidance in the event of COVID-19 disruptions and we intend to confer with the FDA and follow the appropriate guidance in the event that NORSE 2 experiences an unusually high number of delayed or missed patient visits due to COVID-19.

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

Collaboration, License and Strategic Partnership Agreements

From time to time, we have entered into collaboration and license agreements for the research and development, manufacture and/or commercialization of our products and/or product candidates. These agreements generally provide for non-refundable upfront license fees, development and commercial performance milestone payments, cost sharing, royalty payments and/or profit sharing.

Syntone – Private Placement and PRC Joint Venture

In May 2020, we entered into a stock purchase agreement with Syntone, pursuant to which we sold and issued, in a private placement, 16,000,000 shares of our common stock at a purchase price of $1.00 per share, for aggregate gross proceeds of $16.0 million. In connection with the entry into the stock purchase agreement, we entered into a joint venture agreement with Syntone’s PRC-affiliate, pursuant to which we agreed to form a PRC joint venture that will be 80% owned by Syntone’s PRC-affiliate and 20% owned by us. Once formed, we intend to enter into a royalty-free license with the PRC joint venture for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

We used approximately $0.9 million of the proceeds from the private placement to fund our initial capital contribution to the PRC joint venture, and expect to be required to make an additional capital contribution to the PRC joint venture of approximately $2.1 million within the next four years.

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

As of June 30, 2020, we have paid Selexis an aggregate of approximately $0.5 million under the commercial license agreements.

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

We consider milestones payments from our collaboration agreements as a form of variable consideration that results in such amounts being recognized over the estimated performance period. All remaining deferred revenue under our collaboration agreements was fully recognized in fiscal 2019 as all future development is to be completed by our partners without any further assistance by us.

Research and Development Expenses

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

●	expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
●	expenses incurred by us directly, as well as under agreements with contract manufacturing organizations, or CMOs, for manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
●	outsourced professional scientific development services;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	payments made under a third-party assignment agreement, under which we acquired intellectual property;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
●	laboratory materials and supplies used to support our research activities; and
●	allocated expenses, utilities and other facility-related costs.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our other product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

●	the number of clinical sites included in the trials;
●	the length of time required to enroll suitable patients;
●	the number of patients that ultimately participate in the trials;
●	the number of doses patients receive;
●	the duration of patient follow-up;
●	the results of our clinical trials;
●	the establishment of commercial manufacturing capabilities;
●	the receipt of marketing approvals; and
●	the commercialization of product candidates.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for any of our biosimilar product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates and/or specific treatment indications or focus on others. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take several years and millions of dollars in development costs.

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

Interest Expense

Interest expense consists of cash paid and non-cash interest expense related to our senior secured notes, and unsecured notes with current and former stockholders, equipment loans, finance leases and other finance obligations.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of modifications to senior secured notes that are deemed to be substantially different from the existing notes and the exchange of senior secured notes for our shares of common stock.

Change in fair value of redemption feature

Change in fair value of the redemption feature reflects the change in the fair value of the embedded derivative contained in the new senior secured notes issued in December 2019, as a result of the fact that such notes were convertible into a variable number of shares of our common stock and at a discount that is deemed to be substantial. This embedded derivative was recorded at fair value and was subject to re-measurement at each balance sheet date until our obligations under the new senior secured notes were satisfied.

Change in Fair Value of Warrant Liability

Warrants to purchase our common stock that were issued in conjunction with the convertible senior secured notes originally issued December 2017 are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations. During the nine months ended June 30, 2020 and 2019, we recorded income of $0.1 million and $2.3 million, respectively, related to the decrease in the fair value of our common stock warrant liability associated with the warrants issued in connection with the senior secured notes originally issued December 2017 which resulted from a decrease in the price of our common stock.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

	Three months ended June 30,
	2020	2019	Change
Collaboration revenues	$—	$583,848	$(583,848)

Operating expenses:
Research and development	8,488,143	4,342,539	4,145,604
General and administrative	3,286,739	1,834,545	1,452,194
Impairment of property and equipment	104,296	50,927	53,369
	11,879,178	6,228,011	5,651,167

Loss from operations	(11,879,178)	(5,644,163)	(6,235,015)

Interest expense, net	443,624	1,081,779	(638,155)
(Gain) loss on extinguishment of debt	(6,164,284)	423,686	(6,587,970)
Change in fair value of warrant liability	127,506	(1,931,244)	2,058,750
Loss before income taxes	(6,286,024)	(5,218,384)	(1,067,640)
Income tax benefit	(3,271,157)	(777,500)	(2,493,657)
Net loss	$(3,014,867)	$(4,440,884)	$1,426,017

Collaboration Revenues

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the three months ended June 30, 2020 and 2019, all of which was from the recognition of deferred revenues under such agreements:

	Three months ended June 30,
	2020	2019
IPCA Collaboration	$—	$128,007
Liomont Collaboration	—	84,414
Huahai Collaboration	—	371,427
	$—	$583,848

There were no collaboration revenues for the three months ended June 30, 2020 as compared to $0.6 million for the three months ended June 30, 2019. The decrease is due to the full recognition of IPCA Laboratories Limited, or IPCA, Liomont, S.A. de C.V., or Liomont, and Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, deferred revenue during the fourth quarter of fiscal 2019, after we determined that we had no further performance obligations on these collaboration arrangements.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019
ONS-5010 development	$6,792,319	$1,160,019
Compensation and related benefits	336,612	1,296,798
Stock-based compensation	915,974	(207,015)
Other research and development	443,238	2,092,737
Total research and development expenses	$8,488,143	$4,342,539

Research and development expenses for the three months ended June 30, 2020 increased by $4.1 million compared to the three months ended June 30, 2019. The increase is primarily due to an increase in ONS-5010 development costs of $5.6 million as the ONS-5010 program advanced into the NORSE 2 clinical trial in July 2019 and was partially offset by a $1.6 million decrease in other research and development expenses resulting from our decision to focus all of our efforts on ONS-5010 and to outsource the commercial manufacturing and remaining development for the ONS-5010 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019
Professional fees	$1,248,157	$754,509
Compensation and related benefits	370,431	226,166
Stock-based compensation	442,746	175,750
Facilities, fees and other related costs	1,225,405	678,120
Total general and administrative expenses	$3,286,739	$1,834,545

General and administrative expenses for the three months ended June 30, 2020 increased by $1.5 million compared to the three months ended June 30, 2019. The increase was primarily driven by a loss on lease termination of $0.7 million recognized upon termination of office, manufacturing and laboratory space located in Cranbury, New Jersey, an increase in commercial insurance costs of $0.3 million due to increased premiums, and an increase in professional fees of $0.5 million primarily from increased consulting and professional fees associated with the strategic investment by Syntone for the development and commercialization rights for ONS-5010 in China that closed in June 2020.

Impairment of Property and Equipment

During the three months ended June 30, 2020, we recorded an impairment charge of $0.1 million primarily due to the write-off of assets held for sale after we determined that the carrying amount of these assets was not recoverable as result of the May 2020 termination of our remaining lease for office, manufacturing and laboratory space in Cranbury, New Jersey and relocation of our corporate headquarters to our warehouse space in Monmouth Junction, New Jersey.

During the three months ended June 30, 2019, we wrote off certain construction in progress and laboratory equipment with a carrying amount of $0.1 million. We determined that the carrying amount of these assets was not recoverable and was less than the fair value less the cost to sell due to change in our operations to focus solely on developing and commercializing ONS-5010.

Interest Expense

Interest expense decreased by $0.6 million to $0.4 million for the three months ended June 30, 2020 as compared to $1.1 million for the three months ended June 30, 2019. The decrease was primarily due to the termination of the finance lease for the corporate offices in Cranbury, New Jersey and reduction of outstanding principal amount of notes and other indebtedness, due to exchanges of such indebtedness for shares of our common stock in fiscal 2020 and partial cash repayments in fiscal 2019.

Debt Extinguishment

We recognized a $6.2 million gain on extinguishment of the new secured senior notes during the three months ended June 30, 2020, primarily due to the conversion of the notes into common stock in the third quarter of fiscal 2020 and the resulting write-off of the redemption feature liability as a gain on extinguishment of debt.

We recorded a loss on extinguishment of debt of $0.4 million during the three months ended June 30, 2019 in connection with a forbearance and exchange agreement in March 2019 pursuant to which a third party purchased two stockholder notes previously issued in an aggregate original principal amount of $1.0 million with an aggregate outstanding balance of $1.9 million, including accrued interest.

Comparison of Nine Months Ended June 30, 2020 and 2019

	Nine months ended June 30,
	2020	2019	Change
Collaboration revenues	$—	$2,292,586	$(2,292,586)

Operating expenses:
Research and development	18,718,659	16,349,946	2,368,713
General and administrative	7,580,638	6,587,691	992,947
Impairment of property and equipment	527,624	2,962,064	(2,434,440)
	26,826,921	25,899,701	927,220

Loss from operations	(26,826,921)	(23,607,115)	(3,219,806)

Interest expense, net	1,737,440	3,256,505	(1,519,065)
Loss on extinguishment of debt	1,896,296	607,240	1,289,056
Change in fair value of redemption feature	(1,796,982)	—	(1,796,982)
Change in fair value of warrant liability	(74,636)	(2,265,836)	2,191,200
Loss before income taxes	(28,589,039)	(25,205,024)	(3,384,015)
Income tax benefit	(3,271,157)	(777,500)	(2,493,657)
Net loss	$(25,317,882)	$(24,427,524)	$(890,358)

Collaboration Revenues

The following table sets forth a summary of revenue recognized from our collaboration and licensing agreements for the nine months ended June 30, 2020 and 2019, all of which was from the recognition of deferred revenues under such agreements:

	Nine months ended June 30,
	2020	2019
IPCA Collaboration	$—	$384,021
Liomont Collaboration	—	268,242
Huahai Collaboration	—	1,114,281
BioLexis Collaboration	—	526,042
	$—	$2,292,586

There were no collaboration revenues for the nine months ended June 30, 2020 as compared to $2.3 million for the nine months ended June 30, 2019. The decrease is due to the full recognition of IPCA, Liomont, and Huahai, deferred revenue during the fourth quarter of fiscal 2019, after we determined that we had no further performance obligations on these collaboration arrangements.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the nine months ended June 30, 2020 and 2019:

	Nine months ended June 30,
	2020	2019
ONS-5010 development	$15,165,085	$6,153,101
Compensation and related benefits	1,029,283	4,693,270
Stock-based compensation	1,064,912	4,957
Other research and development	1,459,379	5,498,618
Total research and development expenses	$18,718,659	$16,349,946

Research and development expenses for the nine months ended June 30, 2020 increased by $2.4 million compared to the nine months ended June 30, 2019. The increase was primarily driven by an increase in ONS-5010 development costs of $9.0 million as the ONS-5010 program advanced into the NORSE 2 clinical trial in July 2019. This increase was partially offset by a $4.0 million decrease in other research and development expenses and a $3.7 million decrease in compensation expenses resulting from our decision to focus all of our efforts on ONS-5010 and to outsource the commercial manufacturing and remaining development for the ONS-5010 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the nine months ended June 30, 2020 and 2019:

	Nine months ended June 30,
	2020	2019
Professional fees	$2,968,390	$2,884,838
Compensation and related benefits	724,498	817,474
Stock-based compensation	957,824	1,103,809
Facilities, fees and other related costs	2,929,926	1,781,570
Total general and administrative expenses	$7,580,638	$6,587,691

General and administrative expenses for the nine months ended June 30, 2020 increased by $1.0 million compared to the nine months ended June 30, 2019. The increase was primarily driven by a loss on lease termination of $0.7 million recognized upon termination of office, manufacturing and laboratory space located in Cranbury, New Jersey and an increase in commercial insurance costs of $0.5 million due to increased insurance premiums in fiscal 2020.

Impairment of Property and Equipment

During the nine months ended June 30, 2020, we recorded an impairment charge of $0.5 million primarily due to the write-off of assets held for sale after we determined that the carrying amount of these assets was not recoverable as result of the May 2020 termination of our remaining lease for office, manufacturing and laboratory space in Cranbury, New Jersey and relocation of our corporate headquarters to our warehouse space in Monmouth Junction, New Jersey.

During the nine months ended June 30, 2019, we wrote off certain construction in progress and laboratory equipment with a carrying amount of $3.0 million. We determined that the carrying amount of these assets was not recoverable and was less than the fair value less the cost to sell due to change in our operations to focus solely on developing and commercializing ONS-5010.

Interest Expense

Interest expense decreased by $1.5 million to $1.7 million for the nine months ended June 30, 2020 as compared to $3.3 million for the nine months ended June 30, 2019. The decrease was primarily due to the termination of the finance lease for the corporate offices in Cranbury, New Jersey and the reduction of outstanding principal amount of notes and other indebtedness, due to exchanges of such indebtedness for shares of our common stock in 2020 and partially due to repayments in fiscal 2019.

Debt Extinguishment

During the nine months ended June 30, 2020, we recorded a loss on extinguishment of $1.9 million in connection with the exchange of our old senior secured notes for new senior secured notes in December 2019 and the exchange of the remaining outstanding principal and accrued interest on senior secured notes for common stock shares during the third quarter in fiscal 2020. The new senior secured notes were considered substantially different from the old notes, as such they qualified for extinguishment accounting.

We recorded a loss on extinguishment of debt of $0.6 million during the nine months ended June 30, 2019 in connection with a forbearance and exchange agreement in March 2019 pursuant to which a third party purchased two stockholder notes previously issued in an aggregate original principal amount of $1.0 million with an aggregate outstanding balance of $1.9 million, including accrued interest.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through June 30, 2020, we have funded substantially all of our operations through the receipt of $278.1 million net proceeds from the issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

In December 2019, we received approval from the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program to sell approximately $3.6 million of our unused New Jersey NOLs and R&D credits. We received approximately $3.3 million of proceeds from the sale of the New Jersey NOLs and R&D credits in May 2020.

In February 2020, we issued, in a registered direct offering, an aggregate of 7,598,426 shares of common stock and, in a concurrent private placement to the same investors, warrants to purchase up to an aggregate of 3,799,213 shares of common stock at a combined purchase price per share and accompanying warrant of $1.016 for approximately $6.7 million in net proceeds after payment of placement agent fees and other offering costs. In a concurrent private placement, we issued 2,460,630 shares of common stock and warrants to purchase up to an aggregate of 1,230,315 shares of common stock to GMS Ventures and Investments, an affiliate of BioLexis, our controlling stockholder and strategic partner at a combined purchase price per share and accompanying warrant of $1.016 for approximately $2.5 million. The warrants issued in both concurrent private placements were exercisable immediately at an exercise price of $0.9535 per share and will expire four years from the issuance date. In connection with the registered direct offering and concurrent private placement of warrants to those investors, we issued placement agent warrants to purchase up to an aggregate of 531,890 shares of common stock, on substantially the same terms as the registered direct offering and concurrent private placement warrants, at an exercise price of $1.27 per share and a 5-year term.

In March 2020, following stockholder approval, the termination of the strategic license agreement with MTTR, LLC, or MTTR, became effective, as did the consulting agreements entered into with each of the four principals of MTTR, including two of our executive officers, Mr. Terry Dagnon and Mr. Jeff Evanson. Accordingly, our monthly payments have been reduced from $105,208 under the MTTR strategic license to approximately $90,000 per the consulting agreements.

In April 2020, the holder of our convertible secured notes began exchanging the outstanding principal and interest per terms of the notes. The holder exchanged the entire outstanding principal and accrued interest totaling $7,994,494 for 12,201,461 shares of our common stock at an average conversion price of $0.66 per share. As of June 30, 2020, there are no longer any convertible senior secured notes outstanding.

In May 2020, we received $0.9 million in proceeds from a loan granted pursuant to the PPP of the CARES Act, or the PPP loan. The PPP loan is evidenced by a promissory note containing the terms and conditions for repayment of the PPP loan. In accordance with the requirements of the CARES Act, we intend to use the proceeds primarily for payroll costs, and to make lease and utility payments. The PPP loan is subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the Small Business Administration, or SBA, under the CARES Act. The PPP loan provides for an initial six-month deferral of payments and any amount owed on the loan has a two-year maturity and bears interest at a rate of 1% per annum. We have the right to prepay any amounts outstanding under this loan at any time and from time to time, in whole or in part, without penalty.

In June 2020, we issued, in a private placement, an aggregate of 16,000,000 shares of common stock to Syntone, pursuant to a May 2020 stock purchase agreement, at a purchase price of $1.00 per share, for aggregate gross proceeds of $16.0 million.

In June 2020, we issued, in a registered direct offering, an aggregate of 8,407,411 shares of common stock at a purchase price of $1.215 per share, for aggregate gross proceeds of approximately $10.2 million. In connection with the registered direct offering, we issued placement agent warrants to purchase up to an aggregate of 588,519 shares of common stock, at an exercise price of $1.51875 per share and a 5-year term.

In June 2020, we also entered into a stock purchase agreement with Syntone for the sale of issue 823,045 shares of common stock at a purchase price of $1.215 per share, which we closed in July 2020, for gross proceeds of $1.0 million.

As of June 30, 2020, we had a cash balance of $24.0 million. In addition, we had substantial indebtedness that included $3.6 million unsecured notes that were due on demand as of such date and a $0.9 million loan granted pursuant to the PPP of the CARES Act, which matures on May 2, 2022. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. We will need substantial additional financing to fund our operations and to commercially develop our product candidates. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include, but are not limited to payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies and private placements and/or public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, manufacturing costs, external research and development services, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support development of our lead product candidate.

We believe our existing cash as of June 30, 2020 and the $1.0 million proceeds received in July 2020 from the Syntone private placement will be sufficient to fund our operations through the first quarter of fiscal 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will need to raise substantial additional capital in order to complete our planned ONS-5010 development program. We plan to finance our future operations with a combination of proceeds from potential strategic collaborations, sale of the development and commercial rights to our drug product candidates, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. Our ability to raise additional funds may be adversely impacted by recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine months ended June 30,
	2020	2019
Net cash used in operating activities	$(19,712,228)	$(26,347,531)
Net cash used in investing activities	(900,000)	(437,306)
Net cash provided by financing activities	36,549,780	39,094,278

Operating Activities.

During the nine months ended June 30, 2020, we used $19.7 million of cash in operating activities resulting primarily from our net loss of $25.3 million, This use of cash was partially offset by $4.0 million of non-cash items such as change in fair value of redemption feature, non-cash interest expense, stock-based compensation, change in fair value of warrant liability, impairment of property and equipment, loss on extinguishment of debt, loss on lease termination, and depreciation and amortization expense. The change in our operating assets and liabilities of $1.6 million was primarily to an increase in our accounts payable of $0.9 million primarily due to remaining future lease termination payments and increased professional fees and a decrease in prepayments of $0.7 million associated with our ONS 5010 development costs from September 30, 2019 offset.

During the nine months ended June 30, 2019, we used $26.4 million of cash in operating activities resulting primarily from our net loss of $24.4 million. This use of cash was partially offset by $6.2 million of non-cash items such as non-cash interest expense, stock-based compensation, change in fair value of warrant liability, loss on disposal of property and equipment, loss on extinguishment of debt and depreciation and amortization expense. The change in our operating assets and liabilities of negative $8.1 million was primarily due to prepayments associated with our clinical trials and ONS-5010 development costs and payments of our accrued expenses from September 30, 2018 as well as the amortization of our deferred revenues from collaborations.

Investing Activities.

During the nine months ended June 30, 2020, we used cash of $0.9 million in investing activities for the initial investment in our PRC joint venture.

During the nine months ended June 30, 2019, we used cash of $0.4 million in investing activities for the purchase of property and equipment.

Financing Activities.

During the nine months ended June 30, 2020, net cash provided by financing activities was $36.5 million, primarily attributable to $9.4 million in net proceeds from the February 2020 registered direct offering and concurrent private placements; $16.0 million in net proceeds from the May 2020 private placement with Syntone, which closed in June 2020; and $9.3 million in net proceeds from the registered direct offering in June 2020. During the nine months ended June 30, 2020, we received $1.1 million in net proceeds from the exercise of common stock warrants and $0.9 million in proceeds from the PPP loan. We also made $0.2 million in debt and finance lease obligations payments during the nine months ended June 30, 2020.

During the nine months ended June 30, 2019, net cash provided by financing activities was $39.1 million, primarily attributable to $19.8 million in net proceeds from the November 2018 BioLexis private placement, and approximately $26.2 in net proceeds from the April 2019 public offering. In November 2018 through February 2019, we issued BioLexis an aggregate of 2,680,965 shares of our common stock for gross cash proceeds of $20.0 million. In April 2019, we completed a public offering of 10,340,000 shares of our common stock, 15-month warrants to purchase up to an aggregate of 10,340,000 shares of our common stock and five-year warrants to purchase up to an aggregate of 10,340,000 shares of our common stock for net proceeds of $26.2 million. We also made $6.9 million in debt and capital lease obligations payments during the nine months ended June 30, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended June 30, 2020. We have not experienced any material impact to our internal control over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Other than as described below, our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows

On July 20, 2020, Laboratorios Liomont S.A. de C.V., or Liomont, filed a complaint against us in the U.S. District Court of the Southern District of New York alleging certain breach of contract claims under our June 25, 2014 strategic development, license and supply agreement relating to the biosimilar development program for ONS-3010 and ONS-1045. According the complaint, Liomont is claiming $3,000,000 damages due. We dispute the claims in the Liomont complaint, believe they are without merit, and intend to defend against them vigorously.

Item 1A. Risk Factors

Except as stated below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations, including at our headquarters in New Jersey, which is currently subject to a state executive order mandating shelter-

in-place, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including a New Jersey executive order, and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for all our employees. While certain of these restrictions are being lifted and phased re-openings are occurring, there can be no certainty that such policies will continue, or that new or similar restrictions will not be imposed to address continued spread of disease, The effects of these orders, government-imposed quarantines and our work-from-home policies, including the uncertainty and changing nature of such restrictions, may negatively impact productivity, disrupt our business and could further delay our ONS-5010 clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, our ongoing clinical trials are being affected by the COVID-19 outbreak. Patient enrollment and recruitment was delayed due to local clinical trial site protocols designed to protect staff and patients from COVID-19 infection, and some patients may not be able to comply with clinical trial protocols if quarantines or other restrictions impede patient movement or interrupt healthcare services. Similarly, our ability to retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be disrupted, which would adversely impact our clinical trial operations.

The spread of COVID-19, which has caused a broad impact globally, may also materially adversely affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, may be difficult to assess or predict, it is currently resulting in significant disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused federal net operating losses, or NOLs, for taxable years beginning before January 1, 2018 may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, as modified by legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such federal

NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

We may not be entitled to forgiveness of our recently received Paycheck Protection Program, or PPP, loan, and our application for the PPP loan could in the future be determined to have been impermissible or could result in damage to our reputation.

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

We may need to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our product candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business could be harmed. We may also have disagreements from time to time with our partners, which could negatively impact our business or reputation.

Because we are a late clinical stage biopharmaceutical company, we have found it necessary to enter into alliances with other companies. For example, we entered into a strategic partnership agreement for consulting services for ONS-5010, pursuant to which we paid a monthly fee and agreed to share a portion of net profits, if any. We have also entered into service agreements for clinical trials, and co-development and license agreements for our biosimilar product candidates. In the future, we may also find it necessary to form other alliances or joint ventures with major pharmaceutical companies to jointly develop and/or commercialize the inactive biosimilar product candidates in our pipeline and any other product candidates that we may develop. In such alliances, we would expect our collaboration partners to provide substantial capabilities in regulatory affairs, as well as sales and marketing. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. We may also have disagreements from time to time with our collaboration partners regarding our rights and obligations under such arrangements.  For example, one of our contract counterparties for our former biosimilar program recently filed a complaint claiming breach. See Item 1. “Legal Proceedings.” If we are not able to successfully resolve this or any other disagreements with our contract partners, it could negatively impact our business or reputation. Further, if we are unable to secure or maintain such alliances, we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

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
10.1

Stock Purchase Agreement between the Registrant and Syntone Ventures LLC, dated as of May 22, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 28, 2020).

10.2

Form of Securities Purchase Agreement, dated June 22, 2020, by and among the Registrant and purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 23, 2020).

10.3

Securities Purchase Agreement, dated June 22, 2020, between the Registrant and Syntone Ventures LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on June 23, 2020).

10.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 23, 2020).
10.5

Engagement letter dated June 2, 2020 by and between the Registrant and H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC on June 23, 2020).

10.6+	Lease Termination Agreement dated, May 6, 2020 between the Registrant and Cedar Brook Corporate Center, LP.
31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
*

This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTLOOK THERAPEUTICS, INC.

Date: August 14, 2020	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting, and Financial Officer)