Form 10-K/A
period 2020-09-30
Outlook Therapeutics, Inc.
filed 2021-01-28
CIK 1649989

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

As of January 25, 2021, the registrant had outstanding 127,183,109 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

EXPLANATORY NOTE

Outlook Therapeutics, Inc. is filing this Amendment No. 1 to Annual Report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2020 as filed with the Securities and Exchange Commission, or SEC, on December 23, 2020. The principal purpose of this Amendment No. 1 is to include the Part III information that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, this Amendment No. 1 hereby amends and restates Part III, Items 10 through 14 of the Form 10-K as set forth below and updates the Exhibits in Item 15. No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and our other filings with the SEC.

In this report, unless otherwise stated or as the context otherwise requires, references to “Outlook Therapeutics,” “our company,” “we,” “us,” “our” and similar references refer to Outlook Therapeutics, Inc. The Outlook Therapeutics logo and other trademarks or service marks of Outlook Therapeutics, Inc. appearing in this report are the property of Outlook Therapeutics, Inc. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holder.

iii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information concerning our current directors and executive officers, including their ages as of January 1, 2021. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Executive Officers
Lawrence A. Kenyon	55	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Secretary and Director
Terry Dagnon	59	Chief Operating Officer
Jeff Evanson	52	Chief Commercial Officer
Non-Employee Directors
Ralph H. “Randy” Thurman	71	Executive Chairman
Gerd Auffarth	56	Director
Julian Gangolli	63	Director
Yezan Haddadin	45	Director
Kurt J. Hilzinger	60	Director
Andong Huang	23	Director
Faisal G. Sukhtian	36	Director

Executive Officers

Lawrence A. Kenyon. Mr. Kenyon has served as a member of our board of directors, Chief Executive Officer and President since August 2018, as Interim Chief Executive Officer from June 2018 to August 2018, and as our Chief Financial Officer, Treasurer and Corporate Secretary since September 2015. Prior to that, from February 2014 to September 2015, Mr. Kenyon served as the Chief Financial Officer of Arno Therapeutics, Inc., a biopharmaceutical company focused on the development of therapeutics for cancer and other life-threatening diseases, and also as Chief Operating Officer from July 2014 to September 2015. From December 2011 to March 2013, Mr. Kenyon served as the Interim President & Chief Executive Officer, Chief Financial Officer and Secretary of Tamir Biotechnology, Inc., a publicly held biopharmaceutical company engaged in the development of oncology and anti-infective therapeutics. Prior to that, from December 2008 to July 2010, Mr. Kenyon was the Executive Vice President, Finance and, commencing in March 2009, the Chief Financial Officer of, Par Pharmaceutical Companies, Inc., a publicly held generic and branded specialty pharmaceutical company, or Par. Prior to joining Par, Mr. Kenyon was the Chief Financial Officer and Secretary of Alfacell Corporation, or Alfacell, from January 2007 through February 2009 and also served at various times during this period as Alfacell’s Executive Vice President, Chief Operating Officer and President, and was a member of Alfacell’s board of directors from November 2007 to April 2009. Prior to joining Alfacell, Mr. Kenyon served as the Executive Vice President, Chief Financial Officer and Corporate Secretary at NeoPharm, Inc., a publicly traded biopharmaceutical company, from 2000 to 2006. Mr. Kenyon received a B.A. in Accounting from the University of Wisconsin — Whitewater and is a CPA in Illinois. Our board believes Mr. Kenyon’s experience as our Chief Executive Officer and Chief Financial Officer, combined with his experience in the biopharmaceutical industry qualifies him to serve on our board of directors.

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

Mr. Dagnon received his Master of Science Regulatory Affairs from San Diego State University, and a B.S. in Health Care Administration from Wayland Baptist University. Mr. Dagnon has an ownership interest in our former strategic alliance partner, MTTR.

Jeff Evanson. Mr. Evanson has served as our Chief Commercial Officer since November 2018. Mr. Evanson has led Scott Three Consulting, LLC as Founder and President since April of 2018, and from September 2014 through April 2018, served as a Managing Director in the Life Science Practice of Navigant. Prior to joining Navigant, Mr. Evanson was the Vice President and Global Commercial Head of the Pharmaceutical Franchise at Alcon, a Novartis Company from April 2010 to September 2014. Mr. Evanson serves on the board of directors of Children’s HeartLink and was formerly a two-term board member of Gillette Children’s Hospital in St. Paul, Minnesota, from 2008 to 2014. Mr. Evanson received his M.B.A. from the University of Minnesota, and a B.A. in Chemistry from the University of St. Thomas in St. Paul Minnesota. Mr. Evanson has an ownership interest in our former strategic alliance partner, MTTR.

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

Gerd Auffarth, M.D.. Prof. Dr. Auffarth has served as a member of our board of directors since April 2020. Prof. Dr. Auffarth is an internationally recognized ophthalmologist in the area of research and development as well as clinical care for patients. He currently serves as the Medical Director of Heidelberg University Eye Clinic. Prior to his appointment as Medical Director in 2011, he worked as a senior physician at the University Eye Clinic. He currently serves as the Director of the International Vision Correction Research Center (IVCRC) and the David J. Apple Laboratory for Ocular Pathology. He is a board member of the German and the European Society for Cataract and Refractive Surgery. In 2004 he was appointed Vice Chairman and Deputy Director of the Heidelberg Department of Ophthalmology; he was awarded Extraordinary Professorship in the Medical Faculty of the University of Heidelberg in May 2005. Prof. Dr. Auffarth holds an M.D. from RWTH Aachen University and a Ph.D. in Ocular Pathology from the Ruprecht-Karls University of Heidelberg. Our board believes Prof. Dr. Auffarth’s experience and expertise in ophthalmology qualifies him to serve on our board of directors.

Julian Gangolli. Mr. Gangolli has served as a member of our board of directors since April 2020. From May 2015 to April 2019, he served as President, North America of GW Pharmaceuticals Inc., and President of Greenwich Biosciences, Inc., the U.S. subsidiary of GW Pharmaceuticals Inc., spearheading the buildout of the company's U.S. commercial infrastructure in advance of the potential launch of its lead therapeutic candidate, Epidiolex® (cannabidiol or CBD), which is in late-stage development for a number of child-onset epilepsy syndromes. Mr. Gangolli also served as a member of the board of directors of GW Pharmaceuticals Inc. from July 2015 to March 2017. Prior to joining GW Pharmaceuticals Inc., Mr. Gangolli served as President of the North American Pharmaceutical division of Allergan Inc. for 11 years. Prior to that, he served as Senior Vice President, U.S. Eye Care at Allergan. Prior to Allergan, Mr. Gangolli served in sales and marketing positions at VIVUS, Inc., Syntex Pharmaceuticals, Inc., and Ortho-Cilag Pharmaceuticals Ltd in the United Kingdom. Mr. Gangolli currently serves as a member of the board of directors of Krystal Biotech, Inc. and Revance

Therapeutics. Our board believes that Mr. Gangolli’s operating experience in the biopharmaceutical industry, experience at multiple public pharmaceutical companies and his expertise in the development and commercialization of specialty pharmaceutical products qualifies him to serve on our board of directors.

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

Andong Huang. Mr.Huang has served as a member of our board of directors since June 2020. Mr. Huang has been Vice President, Business Development for Syntone Technologies Group (China) since 2017, focusing on strategic partnerships and international business relationships. Mr. Huang is fluent in Mandarin Chinese and English, and is completing his Bachelor of Arts and Science with a major in Economics and East Asian Studies at the University of Toronto (expected June 2021). Mr. Huang currently serves as President of the Chinese Undergraduate Association of the University of Toronto, one of the largest student organizations at the institution. Mr. Huang was initially appointed to our board by Syntone Ventures LLC pursuant to the Stock Purchase Agreement by and between the Company and Syntone Ventures LLC, dated May 22, 2020. Our board believes Mr. Huang’s industry experience and relationship with a significant investor qualifies him to serve on our board of directors.

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

To our knowledge, based solely on a review of Form 3, Form 4 and Form 5 (including amendments) filed electronically with the SEC and written representations made to us that no other reports were required, during the fiscal year ended September 30, 2020, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners of our capital stock were complied with except that each of BioLexis, Syntone Ventures LLC, a U.S. affiliate of Syntone Technologies Group Co. Ltd., Mr. Dagnon and Mr. Evanson failed to timely file one Form 4 to report one transaction each.

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

Identification of Audit Committee and Financial Expert

Our board of directors has a standing Audit Committee that operates under a written charter approved by our board of directors, which charter reflects the applicable standards and requirements adopted by the SEC and The Nasdaq Stock Market LLC, or Nasdaq. A copy of the charter can be found on our website, http://ir.oncobiologics.com/static-files/c85b8857-1640-4b7f-a3fe-df47f467c36a. Information found on our website is not incorporated by reference into this report.

The Audit Committee is chaired by Kurt J. Hilzinger and also includes Yezan Haddadin and Julian Gangolli. Our Nominating and Corporate Governance Committee reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and our board of directors has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards). Our board of directors has also determined that Mr. Hilzinger qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Item 11. Executive Compensation

For the year ended September 30, 2020, our named executive officers are:

●	Lawrence A. Kenyon, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Secretary and Director;

●	Terry Dagnon, our Chief Operating Officer; and
●	Jeff Evanson, our Chief Commercial Officer.

We refer to these executive officers herein as our named executive officers.

Summary Compensation Table

The following table sets forth the information as to compensation awarded to, paid to or earned by our named executive officers. We did not pay any non-equity incentive plan compensation or have any non-qualified deferred compensation earnings and have omitted those columns from the table.

					All
				Option	Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Lawrence A. Kenyon	2020	425,000	116,875	621,449	21,010	1,184,334
Director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Corporate Secretary	2019	425,000	—	1,419,880	19,021	1,863,901
Terry Dagnon (4)	2020	—	—	—	159,677	159,677
Chief Operating Officer	2019	—	—	—	—	—
Jeff Evanson (4)	2020	—	—	—	159,677	159,677
Chief Commercial Officer	2019	—	—	—	—	—

(1)	Discretionary bonus amounts paid during fiscal year ended September 30, 2020.
(2)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted computed in accordance with ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the named executive officer upon the exercise of the stock options. For a discussion of the assumptions used in determining the fair value of stock option awards in the above table and other additional information on the stock options granted, refer to Item 8 “Consolidated Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 13 - Stock-Based Compensation.”
(3)	Amounts in this column for Mr. Kenyon reflect the payment of term life and disability insurance premiums, along with 401(k) matching contributions. These benefits are provided to Mr. Kenyon on the same terms as provided to all of our regular full-time employees. For each of Mr. Dagnon and Mr. Evanson, the amounts reflect compensation paid directly to Messrs. Dagnon and Evanson pursuant to their respective consulting agreements, which became effective March 19, 2020.
(4)	Mr. Dagnon and Mr. Evanson were appointed as executive officers in November 2018, but did not receive any direct compensation through March 19, 2020, when their respective consulting agreements became effective. Prior to March 19, 2020, Mr. Dagnon and Mr. Evanson were compensated by MTTR, LLC, our former strategic partner. MTTR, LLC earned an aggregate $646,853 during the period from October 1, 2019 through March 19, 2020 and an aggregate $1,744,933 in the year ended September 30, 2019. Mr. Dagnon and Mr. Evanson each also received 1,207,457 shares of our common stock in connection with the March 2020 termination of the MTTR LLC strategic arrangement. The grant date fair value of such shares are not included in the Summary Compensation Table as such shares were not issued as compensation to Mr. Dagnon and Mr. Evanson but were issued in connection with the termination of the MTTR LLC agreement.

Agreements with our Named Executive Officers

Below are written descriptions of our compensation arrangements with our named executive officers. We have an employment agreement with Mr. Kenyon, and beginning March 2020, we have consulting agreements with each of Mr.

Dagnon and Mr. Evanson. Priot to March 2020, Mr. Dagnon and Mr. Evanson provided services to us under our former agreement with MTTR, LLC, which terminated in March 2020. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for more information regarding the former MTTR agreement.

Mr. Kenyon. In February 2016, we entered into a new employment agreement with Mr. Kenyon that took effect in connection with our initial public offering, or IPO. In connection with his August 2018 appointment as our Chief Executive Officer and President, our Compensation Committee increased his base salary to $425,000 and set his annual performance bonus at up to 50% of his base salary as determined by our board, with such increases having retroactive effect to June 18, 2018 when he was appointed Interim Chief Executive Officer. Mr. Kenyon is also eligible for the grant of equity awards under our 2015 Equity Incentive Plan, or the 2015 Plan. See “—Outstanding Equity Awards at Fiscal Year End” for Mr. Kenyon’s outstanding awards. In October 2018, following review of Mr. Kenyon’s severance and change in control benefits, which were not modified in August 2018, the Compensation Committee recommended, and our board of directors approved, the amendment of Mr. Kenyon’s executive employment agreement to reflect the prior compensation determinations regarding his salary, target bonus and equity incentives, as well as reflect certain modifications to his severance and change in control benefits.

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

Mr. Dagnon and Mr. Evanson. In January 2020 we entered into consulting agreements directly with Mr. Dagnon and Mr. Evanson in connection with the agreement to terminate the MTTR, LLC strategic partnership. The termination of the MTTR, LLC strategic partnership and the consulting agreements all became effective in March 2020 following stockholder approval of the various share issuances contemplated thereby. The consulting agreements with each of Mr. Dagnon and Mr. Evanson provide for the payment of a monthly fee for services during the term of each agreement ($25,000 for 20 hours per week), and also provided for the issuance of 1,207,457 shares to each, subject to stockholder approval (which was obtained in March 2020). All of the shares issued to Mr. Dagnon and Mr. Evanson , are subject to lock-up restrictions such that they may not be sold until the earlier of  (w) six months following FDA approval of ONS-5010, (x) the date we publicly announce not to pursue development of ONS-5010, (y) a “Change of Control” as defined therein or (z) January 2025, subject to limited exceptions, including a pro rata exception if BioLexis disposes of any of its shares to an unaffiliated third party for consideration. We also have the right to repurchase such shares for $0.01 per share if the consultant terminates his agreement other than for good reason (as defined therein), or we terminate the agreement for cause (as defined therein). The repurchase right also lapses in tiered percentages (15% – 40%) tied to completion of enrollment of our NORSE 2 clinical trial of ONS-5010 by certain dates. It also lapses as to 50% or 100% of the shares if we enter into certain agreements pertaining to ONS-5010 that meet certain value thresholds or our share price meets certain predefined targets. The repurchase right also lapses as to 100% of the shares upon the earliest to occur of  (w) filing of the biologics license application for ONS-5010, (x) termination of the agreement by the consultant for good reason (as defined therein) or by us other than for cause (as defined therein). (y) in the event disability (as defined therein), or (z) upon a “Change of Control” as defined therein.

Potential Payments Upon Termination or Change of Control

Regardless of the manner in which Mr. Kenyon’s service terminates,he is generally entitled to receive amounts earned during his term of service, including salary and unused vacation pay. We do not provide for any additional severance or change of control benefits to Mr. Dagnon and Mr. Evanson under their consulting agreements, other than the potential lapse of the repurchase right. The terms of Mr. Kenyon’s potential payments upon termination or change of control are summarized below.

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

For purposes of Mr. Kenyon’s employment agreement:

●	“cause” generally means, (i) a material breach of any covenant or condition under the employment agreement or any other agreement between us and the named executive; (ii) any act constituting dishonesty, fraud, immoral or disreputable conduct; (iii) any conduct which constitutes a felony under applicable law; (iv) material violation of any of our policies or any act of misconduct; (v) refusal to follow or implement a clear and reasonable directive from us; (vi) negligence or incompetence in the performance of the named executive’s duties or failure to perform such duties in a manner satisfactory to us after the expiration of 10 days without cure after written notice of such failure; or (vii) breach of fiduciary duty.
●	“good reason” means the occurrence, without the named executive’s consent, of any of the following events: (i) a material reduction in the named executive’s base salary under the employment agreement of at least 25%; (ii) a material breach of the employment agreement by us; (iii) a material reduction in the named executive’s duties, authority and responsibilities relative to his or her duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of the named executive’s principal place of employment in a manner that lengthens his or her one-way commute distance by 50 or more miles from his or her then-current principal place of employment immediately prior to such relocation; provided, however, that none of the events described in this sentence will constitute good reason unless and until (x) the named executive first notifies us in writing describing in reasonable detail the condition(s) that constitutes good reason within 30 days of its occurrence, (y) we fail to cure the condition(s) within 30 days after our receipt of written notice, and (z) the named executive voluntarily terminates his or her employment within 30 days after the end of 30-day cure period.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of September 30, 2020.

	Option awards (1)
		Number of	Number of
		securities	securities		Equity incentive plan
		underlying	underlying		awards: Number of	Option
		unexercised	unexercised		securities underlying	exercise	Option
	Grant	options (#)	options (#)		unexercised	price	expiration
Name	date	exercisable	unexercisable		unearned options (#)	($)	date
Lawrence A. Kenyon	8/1/2018	31,250	31,250	(2)	—	6.88	8/1/2028
	2/19/2019	25,000	75,000	(2)	—	10.56	2/19/2029
	9/12/2019	112,500	337,500	(2)	—	1.75	9/12/2029
	3/19/2020	—	216,435	(2)	—	0.54	3/19/2030
	7/17/2020	—	450,000	(2)	—	1.58	7/17/2030

(1)	The outstanding equity awards as of September 30, 2020 are stock options that were granted under and subject to the terms of the 2015 Plan. Except as otherwise indicated, each stock option is subject to vesting, subject to the executive’s continuous service with us through the vesting dates and the potential vesting acceleration of the time-based vesting conditions upon a change in control and certain terminations of employment.
(2)	The shares underlying the option vests annually in four equal installments starting from grant date subject to Mr. Kenyon providing continuous service on each such date. Vesting may be accelerated in the event of (a) a change in control as defined in the 2015 Plan and (b) the achievement of certain predefined corporate objectives, in each case subject to Mr. Kenyon providing continuous service through such event.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our board of directors during the year ended September 30, 2020. Mr. Kenyon’s compensation as an executive officer is set forth under “Executive Compensation — Summary Compensation Table.” Mr. Kenyon did not receive any additional compensation for service as a director. None of our directors earned any compensation other than cash fees or stock option awards under the 2015 Plan during the fiscal year ended September 30, 2020, accordingly, we have omitted all other columns from the table below.

	Fees Earned or	Option
	Paid in Cash(1)	Awards (2)(3)	Total
Name	($)	($)	($)
Randy Thurman	—	399,998	399,998
Gerd Auffarth (4)	—	172,804	172,804
Julian Gangolli (5)	—	186,394	186,394
Kurt Hilzinger	—	318,870	318,870
Yezan Haddadin	—	256,665	256,665
Andong Huang (6)	—	177,049	177,049
Faisal G. Sukhtian	—	259,335	259,335

(1)	All non-employee directors elected to receive annual cash fees pursuant to our non-employee director compensation policy as in effect during fiscal 2020 in the form of stock options. See discussion below under “—Non-Employee Director Compensation Policy” for cash retainers, as well as discussion of stock options in lieu of fees below under “—Non-Employee Director Compensation Policy—Option Awards in Lieu of Cash Fees.”
(2)	Reflects the aggregate grant date fair value of the stock option awards granted computed in accordance with ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the director upon exercise of the stock options. For a discussion of the assumptions used in determining the fair value of awards of stock options in the above table and other additional information on stock options granted, refer to Item 8 "Consolidated Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 13 - Stock-Based Compensation.” Amounts include stock options granted in lieu of cash fees in additional to annual and/or initial grants. See discussion of stock options in lieu of fees below under “—Non-Employee Director Compensation Policy—Option Awards in Lieu of Cash Fees.”
(3)	As of September 30, 2020, the following non-employee directors held options to purchase the following number of shares of our common stock: Randy Thurman (391,591), Gerd Auffarth (169,874), Julian Gangollli (185,000), Kurt Hilzinger (300,893), Yezan Haddadin (251,156), Andong Huang (161,376), Faisal Sukhtian (251,772).
(4)	Prof. Dr. Auffarth joined our board of directors and the Nominating and Corporate Governance in April 2020.
(5)	Mr. Gangolli joined our board of directors, Executive and the Audit Committees in April 2020.
(6)	Mr. Huang joined our board of directors in June 2020.

Non-Employee Director Compensation Policy

We have adopted a non-employee director compensation policy pursuant to which our non-employee directors are eligible to receive compensation for service on our board of directors and committees of our board of directors.

Equity Compensation

Initial Grant

Under the non-employee director compensation policy as in effect for the fiscal year ended September 30, 2020, each new non-employee director who joined our board of directors was granted a non-statutory stock option to purchase 25,000 shares of common stock under the 2015 Plan, which options vested annually over three years from the grant date, subject to continued service as a director through the applicable vesting date. Mr. Auffarth, Mr. Gangolli, and Mr. Huang, each of whom joined our board during fiscal 2020, received a one-time grant of a non-statutory stock option to purchase 25,000 shares of common stock under the 2015 Plan, which vests annually in three equal installments.

Annual Grant

Under the non-employee director compensation policy as in effect for the fiscal year ended September 30, 2020, on the date of each annual meeting of our stockholders, each current non-employee director was granted an annual non-statutory stock option to purchase 15,000 shares of common stock under the 2015 Plan, which options vested on the first anniversary of the grant date, subject to continued service as a director though the applicable vesting date. All non-employee directors waived the automatic grants that they would have received on the date of our 2020 annual meeting of stockholders.

In addition to the annual grant, in July 2020, the non-employee directors were each awarded one-time grants of stock options as follows:  Randy Thurman (154,555), Gerd Auffarth (125,000), Julian Gangollli (125,000), Kurt Hilzinger (210,000), Yezan Haddadin (135,000), Andong Huang (125,000), Faisal Sukhtian (135,000).

Cash Compensation

Under the non-employee director compensation policy as in effect for the fiscal year ended September 30, 2020, each non-employee director received an annual cash retainer of $40,000 for serving on our board of directors. The chairperson of our board of directors received an additional annual cash retainer of $30,000. In the event that the chairperson is an employee and the board of directors appoints a Lead Independent Director, that person will receive the additional annual cash retainer otherwise payable to the chairperson. In addition, as Executive Chairman, Mr. Thurman is entitled to an additional annual retainer of $120,000 payable in equal monthly installments.

The chairperson and members of the three principal standing committees of our board of directors were generally entitled to the following annual cash retainers under our non-employee director compensation policy that was in effect for the fiscal year ended September 30, 2020:

	Chairperson	Member
Board Committee	Fee	Fee
Audit Committee	$15,000	$7,500
Compensation Committee	10,000	5,000
Nominating and Corporate Governance Committee	8,000	4,000
Executive Committee	—	30,000

All annual cash compensation amounts were payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter. As discussed below under “—Option Awards in Lieu of Cash Fees,” all non-employee directors received a one-time equity grant in lieu of cash fees.

Option Awards in Lieu of Cash Fees

Under the non-employee director compensation policy, each non-employee director may elect to receive all annual cash compensation the form of stock options granted pursuant to the 2015 Plan. This election must be made prior to the beginning for the applicable fiscal year, and each non-employee director must submit a new election for each fiscal year. If a non-employee director elects to receive compensation in the form of stock options, such stock options are automatically be granted on the third business day in October of such fiscal year and vest as follow: (i) 25% will vest on the last day of the first fiscal quarter during such fiscal year, and (ii) 25% will vest on the last day of each subsequent fiscal quarter during such fiscal year, provided the non-employee director is in service as a director on the first day of the fiscal quarter of the applicable scheduled vesting date. Non-employee directors who join the board mid-fiscal year make their elections within 30 days following commencement of service, and options are automatically granted on the first day of the fiscal quarter following such election.

In accordance with such election in fiscal 2020, our non-employee directors were granted the following option awards:

	Option awards
			Grant	Option
		Number of	date fair	exercise	Option
		options	value	price	expiration
Name	Grant date	granted	($)	($)	date
Randy Thurman	10/03/2019	207,036	204,000	1.40	10/03/2029
Gerd Auffarth	7/01/2020	19,874	17,849	1.28	7/01/2030
Julian Gangolli	7/01/2020	35,006	31,439	1.28	7/01/2030
Kurt Hilzinger	10/03/2019	60,893	60,000	1.40	10/03/2029
Yezan Haddadin	10/03/2019	80,176	79,000	1.40	10/03/2029
Yezan Haddadin	1/02/2020	5,980	3,830	0.88	1/01/2030
Andong Huang	7/01/2020	11,376	10,217	1.28	7/01/2030
Faisal G. Sukhtian	10/03/2019	86,772	85,500	1.40	10/03/2029

Amended and Restated Non-Employee Director Compensation Policy

In September 2020, our board of directors approved a revised new non-employee director compensation policy that took effect on October 1, 2020 for fiscal 2021. In fiscal 2021, the cash compensation terms remained unchanged including the opportunity to receive options in lieu of cash fees (which election was made by all non-employee directors for fiscal 2021). For the equity compensation, the initial grant was not changed, the annual grant is now equal to a number of shares of our common stock having an aggregate “fair value” of $35,000 as of annual meeting date, determined using a Black-Scholes or binominal valuation model regularly used by us on the grant date. The vesting terms were not changed, although the board clarified that the annual grants vest in full on the date of the next annual meeting if not vested prior thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information relating to the beneficial ownership of our common stock as of December 31, 2020, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership determined in accordance with the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Applicable percentage ownership and total voting power are based on 127,183,109 shares of common stock outstanding as of December 31, 2020. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. Shares of common stock issuable upon vesting, exercise or conversion of outstanding equity awards or preferred stock that are exercisable, subject to vesting or convertible within 60 days after December 31, 2020 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

As otherwise noted below, the address for persons listed in the table is c/o Outlook Therapeutics, Inc., 4260 U.S. Route 1, Monmouth Junction, New Jersey 08852.

	Common Stock
	Number of
	Shares
	Beneficially
Name of Beneficial Owner	Owned	%
Five Percent Stockholders (other than directors and officers):
BioLexis Pte. Ltd.(1)	50,965,058	40.1%
Syntone Ventures, LLC.(2)	16,823,045	13.2%

Named Executive Officers and Directors:
Lawrence A. Kenyon, Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary	202,676	*
Jeff Evanson, Chief Commercial Officer	1,207,457	*
Terry Dagnon, Chief Operating Officer	1,207,457	*
Ralph H. “Randy” Thurman, Executive Chairman (3)	416,343	*
Gerd Auffarth, M.D, Director (4)	41,270	*
Julian Gangolli, Director (5)	72,693	*
Yezan Haddadin, Director (6)	151,274	*
Kurt J. Hilzinger, Director (7)	157,408	*
Andong Huang, Director (8)	30,827	*
Faisal G. Sukhtian, Director (9)	149,702	*

All executive officers and directors as a group (10 persons)	3,637,107	2.8%

*Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

†Represents voting power of less than one percent (1%) of the outstanding common stock.

(1)	Excludes 2,460,630 shares of our common stock and warrants to acquire 1,230,315 shares of our common stock, all of which are held directly by GMS Ventures and Investments. GMS Ventures, a Cayman Islands exempted company, is a private investment vehicle and wholly owned subsidiary of GMS Holdings, which is the 50% beneficial owner of BioLexis Pte. Ltd., or BioLexis, a Singapore private limited company. Tenshi Life Sciences Private Limited, or Tenshi, a private investment vehicle controlled by Arun Kumar Pillai, or Kumar, and GMS Pharma (Singapore) Pte. Limited, or GMS Pharma, a private investment company and wholly-owned subsidiary of GMS Holdings, a private investment company, or GMS Holdings, are the 50:50 beneficial owners of BioLexis, in which each of Tenshi and GMS Pharma owns 50% of the outstanding voting shares. Kumar, a natural person, is the holder of a controlling interest in Tenshi. Ghiath M. Sukhtian, or Sukhtian, a natural person, is the holder of a controlling interest in GMS Holdings, which is the holder of a controlling interest in GMS Pharma. The principal office address of Kumar is #30, “Galaxy”, 1st Main, J.P. Nagar, 3rd Phase, Bangalore, India 560078. The principal office address of Sukhtian is Zahran Street, 7th Circle Zahran Plaza Building, 4th Floor P.O. Box 142904, Amman, Jordan 11844.

(2)	All shares are held directly by Syntone Ventures LLC, a Delaware limited liability company (“Syntone”). Syntone LLC, a Delaware limited liability company (the “Manager”) is the manager of Syntone, and is wholly-owned by Syntone Technologies Group Co. Ltd. (“Syntone Technologies”) a company organized in the People’s Republic of China The principal business address for each of Syntone and the Manager is 1517 Champlain Crest Way, Cary, NC 27513. The principal business address for Syntone Technologies is Beihuan Road East, Renqiu City, Heibei Province, People’s Republic of China.
(3)	Includes 404,468 vested options held by Mr. Thurman.
(4)	Represents vested options held by Prof. Dr. Auffarth.
(5)	Represents vested options held by Mr. Gangolli.
(6)	Includes 141,274 vested options held directly by Mr. Haddadin.
(7)	Includes 134,301 vested options held by Mr. Hilzinger.
(8)	Represents vested options held by Mr. Huang.
(9)	Includes 139,702 vested options held directly by Mr. Sukhtian.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of September 30, 2020.

	Number of securities	Weighted average		Number of securities
	to be issued upon	exercise price of		remaining available for
	exercise of outstanding	outstanding		future issuance under
	options, warrants	options, warrants		equity compensation
Plan Category	and rights	and rights		plans
Equity compensation plans approved by security holders:
2011 Stock Incentive Plan	2,470	$49.97	(1)	—	(2)
2015 Equity Incentive Plan	3,762,143	2.01	(3)	20,090,731	(4)
2016 Employee Stock Purchase Plan	—	—		68,145	(5)
Equity compensation plans not approved by security holders:
None	—	—		—
Total	3,764,613			20,158,876

(1)	Represents the base price per outstanding performance stock unit, or PSU, awards at September 30, 2020.
(2)	Upon approval of the 2015 Plan, no additional options or awards were granted under the 2011 Stock Incentive Plan; all outstanding stock awards continue to be governed by their existing terms.
(3)	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding at September 30, 2020 under the 2015 Plan is comprised of option awards only.
(4)	The number of shares of our common stock reserved for issuance under the 2015 Plan automatically increases on January 1st of each year continuing through January 1, 2026, in an amount equal to the lesser of (A) 3% of the total number of shares of our common stock outstanding on December 31st of the immediately preceding calendar year and (B) a number determined by our board of directors. Accordingly, on January 1, 2021, an additional 3,815,493 shares were added to the 2015 Plan reserve.

(5)	The number of shares of our common stock reserved for issuance under the 2016 Employee Stock Purchase Plan, or ESPP, automatically increases on January 1st each year continuing through January 1, 2026, by the lesser of (i) one percent (1%) of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (ii) 220,000 shares of our common stock and (iii) a number determined by our board of directors. Accordingly, on January 1, 2021, an additional 220,000 shares were automatically added to the ESPP reserve.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions since October 1, 2018 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our total assets at September 30, 2019 or 2020, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in Item 11 in the sections titled “Executive Compensation” and “Director Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

Financings

Loans and Guarantees

In connection with the November 2018 private placement to BioLexis, we entered into a Second Note and Warrant Amendment and Waiver, or the Second Amendment, to our senior secured notes originally issued in December 2016, pursuant to which the senior secured noteholders agreed to, among other items, further extend the maturity date of the senior secured notes and provide that such notes may be converted into common stock at an initial conversion price of $8.9539 per share (120% of the price per share paid by BioLexis in the private placement). Holders of senior secured notes included two of our former directors, Scott Canute and Albert Dyrness, as well as Sabby Healthcare Master Fund, Ltd., or Sabby, which was a significant stockholder. Under this Second Amendment, the maturity date of such senior secured notes was able to be extended up to December 22, 2019 in exchange for us making several payments of principal and interest through August 31, 2019 and raising no less than $20.0 million of additional equity capital on or prior to June 30, 2019.

In November 2018, following the initial sale to BioLexis, we paid the senior secured noteholders an aggregate of approximately $2.2 million of principal and interest. We made the additional scheduled payments of an aggregate of $3.7 million of principal and interest on these senior secured notes as follows: (i) approximately $1.2 million of principal and interest on December 7, 2018; (ii) approximately $1.0 million of interest on December 22, 2018; and (iii) approximately $1.5 million of principal and interest on February 15, 2019. Additionally, although we raised $20.0 million of additional equity capital on or prior to June 30, 2019, in June 2019, following the redemption of approximately $1.8 million of outstanding aggregate principal amount of senior notes, we entered into a Third Note and Warrant Amendment and Waiver, with the secured noteholders of the remaining $6.7 million outstanding aggregate principal amount, pursuant to which we amended the maturity date of the senior secured notes to December 22, 2019, and the scheduled payments of principal and interest on or prior to each of June 30, 2019 ($3.0 million), July 31, 2019 ($1.0 million) and August 31, 2019 ($1.0 million) were removed. We also increased the interest rate payable to 12.0% per annum from 5.0% per annum.

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

Employment and Other Compensation Arrangements, Equity Plan Awards

We have entered into employment agreements and consulting agreements with certain of our executive officers in connection with their employment or provision of services to us. For more information regarding the executives’ arrangements, see Item 11 in the section titled “Executive Compensation—Agreements with Our Named Executive Officers.”

We also have established certain equity plans, pursuant to which we grant equity awards to our employees and directors.

BioLexis Private Placement

November 2018 Private Placement Offering

In November 2018, we entered into a purchase agreement with BioLexis pursuant to which BioLexis agreed to purchase, in a private placement, up to $20.0 million of shares of common stock in four tranches, subject to customary closing conditions and meeting certain pre-agreed funding milestones. We completed the sale of the first tranche of 1,072,156 shares of common stock for $8.0 million in November 2018, and the second tranche of 536,078 shares of common stock for $4.0 million in December 2018. We closed the remaining two tranches of $4.0 million (or 536,078 shares each) in January 2019 and February 2019 following satisfaction of customary closing conditions and achievement of certain funding milestones. We also amended the BioLexis investor rights agreement to clarify that the shares issued in this private placement had the same rights as shares issued in the initial September 2017 investment.

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

In December 2019, we amended the terms of all remaining outstanding warrants that had with the consent of the requisite warrantholders (including BioLexis) to reduce the per share exercise price of all of the outstanding warrants to $0.2320 per share, reduced the exercise period to 5:00 P.M., Eastern Time, on December 24, 2019, revised the terms to permit cashless exercise at any time, and provided that all warrants that were not exercised prior to the expiration of the amended exercise period would automatically be net exercised for shares of our common stock immediately prior to expiration based on the cashless exercise provisions included in such warrants (with provisions made for abeyance to comply with beneficial ownership limitations and a carve-out from such restrictions for BioLexis). BioLexis cashless exercised its remaining warrants (3,636,364 5-year warrants) pursuant to the amended terms and received 2,909,091 shares of our common stock.

January 2020 Series A-1 Preferred Amendment

On January 27, 2020, we entered into an agreement with BioLexis whereby we agreed to seek stockholder approval of the Certificate of Amendment of the Certificate of Designation of the Series A-1 Preferred, as required by Delaware law, and the issuance of shares of our common stock pursuant to such amended terms, as required by applicable Nasdaq rules, and BioLexis agreed to promptly convert its shares of Series A-1 Preferred (originally issued to it in July 2018) pursuant to such amended terms, and in any event, within five business days of stockholder approval thereof. As amended, the effective conversion rate was increased from $18.89797 per share to $431.03447263 per share, resulting in 29,358,621 shares issuable upon conversion of the 68,112 shares of Series A-1 Preferred outstanding (rather than 1,287,178) (or an effective conversion rate of  $0.232 per share). The amended terms clarified that while the Series A-1 Preferred voted on an as-

converted basis, they will use a conversion rate of  $111.982082867 per share, resulting in approximately 112 votes per share (or an effective rate of  $0.893 per share, the “Minimum Price” on January 27, 2020) in order to comply with applicable Nasdaq rules, an increase over the current approximately 19 votes per share. Following stockholder approvalin March 2020, the Series A-1 was amended as proposed, and BioLexis promptly converted into common stock per the amended terms. Accordingly, there are no longer any shares of Series A-1 preferred issued and outstanding.

February 2020 Private Placement Offering

In February 2020, pursuant to a purchase agreement with GMS Ventures and Investments, an affiliate of BioLexis Pte. Ltd., we closed a concurrent private placement at-the-market under Nasdaq rules of 2,460,630 shares of our common stock and warrants to purchase up to 1,230,315 shares of our common stock, at a combined purchase price of $1.016 per share and associated warrant, for aggregate gross proceeds of approximately $2.5 million. The warrants have an exercise price of $0.9535 per share of common stock, are exercisable on the date of issuance, and will expire four years following the date of issuance.

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

Syntone Ventures, LLC

May 2020 Private Placement Offering

In June 2020, we issued 16,000,000 shares of our common stock to Syntone Ventures, LLC. in a private placement pursuant to a stock purchase agreement entered in May 2020, at a purchase price of $1.00 per share, receiving aggregate gross proceeds of $16.0 million.

In connection with the May 2020 stock purchase agreement, on May 22, 2020, we entered into a joint venture agreement with Syntone pursuant to which we agreed to form a PRC joint venture that will be 80% owned by Syntone and 20% owned by us. Once formed, we intend to enter into a royalty-free license with the PRC joint venture for the development, commercialization and manufacture of the our product candidate, ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

We made the initial investment of $900,000 in June 2020 and expect to be required to make an additional capital contribution to the PRC joint venture of approximately $2.1 million, which will be made within four years after the establishment date in accordance with the development plan contemplated in the license agreement or on such other terms within such four-year period.

June 2020 Private Placement Offering

In July 2020, we received $1.0 million in proceeds in connection with a securities purchase agreement entered into on June 22, 2020 with Syntone, in a concurrent private placement pursuant to which we issued and sold 823,045 shares of our common stock at a purchase price of $1.215 per share.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our board of directors has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable Nasdaq listing standards: Messrs. Thurman, Haddadin, Hilzinger, Sukhtian, Gangolli, Auffarth and Huang. In making this determination, our board of directors found that none of these directors had a material or other disqualifying relationship with our company.

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended September 30, 2020 and 2019 by KPMG LLP, our principal accountant.

	Fiscal year ended
	2020	2019
Audit Fees	$318,000	$430,000
Tax Fees	31,403	80,809
Total Fees	$349,403	$510,809

Audit Fees. This category consists of the annual audit of our consolidated financial statements and the interim reviews of the quarterly consolidated financial statements and services rendered in connection with registration statements, including a comfort letter and consents.

Audit-Related Fees. None.

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

(b) Exhibits

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

4.1

Description of Registrant’s securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 29, 2020).

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

23.1

Consent of independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020).

101.SCH

XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020).

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020).

101.DEF

XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020).

101.LAB

XBRL Taxonomy Extension Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020).

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020).

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

Date: January 28, 2021	By:	/s/ Lawrence A. Kenyon
	Name:	Lawrence A. Kenyon
	Title:	President, Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ralph H. Thurman	Executive Chairman	January 28, 2021
Ralph H. Thurman

/s/ Lawrence A. Kenyon	President, Chief Executive Officer, Chief Financial	January 28, 2021
Lawrence A. Kenyon	Officer, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Yezan Haddadin	Director	January 28, 2021
Yezan Haddadin

/s/ Kurt J. Hilzinger	Director	January 28, 2021
Kurt J. Hilzinger

/s/ Faisal G. Sukhtian	Director	January 28, 2021
Faisal G. Sukhtian

/s/ Julian Gangolli	Director	January 28, 2021
Julian Gangolli

/s/ Gerd Auffarth	Director	January 28, 2021
Gerd Auffarth

/s/ Andong Huang	Director	January 28, 2021
Andong Huang