Form 10-Q
period 2020-12-31
Outlook Therapeutics, Inc.
filed 2021-02-16
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of February 12, 2021 was 173,432,010.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our annual report on Form 10-K for the year ended September 30, 2020 filed with the SEC on December 23, 2020, as amended January 28, 2021, including, among other things, risks associated with:

●	the timing and the success of the design of the clinical trials and planned clinical trials of our lead product candidate, ONS-5010;
●	whether the results of our clinical trials will be sufficient to support domestic or global regulatory approvals;
●	our ability to obtain and maintain regulatory approval for ONS-5010 in the United States and other markets if we successfully complete clinical trials;
●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved, for commercial use;
●	our ability to fund our working capital requirements, and our expectations regarding our current cash resources;
●	the rate and degree of market acceptance of our current and future product candidates;
●	the implementation of our business model and strategic plans for our business and product candidates;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the factors that may impact our financial results; and
●	our estimates regarding the sufficiency of our cash resources and our need for additional funding.

These risks are not exhaustive. Additional factors could harm our business and financial performance, such as risks associated with the ongoing COVID-19 global pandemic. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31, 2020	September 30, 2020
Assets
Current assets:
Cash	$5,568,452	$12,535,986
Prepaid expenses and other current assets	5,462,876	5,407,882
Total current assets	11,031,328	17,943,868

Property and equipment, net	286,343	327,249
Operating lease right-of-use assets, net	126,776	166,986
Other assets	1,073,536	1,294,448
Total assets	$12,517,983	$19,732,551

Liabilities, convertible preferred stock and stockholders’ equity (deficit)

Current liabilities:
Current portion of long-term debt	$425,525	$50,285
Current portion of finance lease liabilities	26,498	29,778
Current portion of operating lease liabilities	142,151	187,486
Stockholder notes	—	3,612,500
Accounts payable	3,334,171	2,394,818
Accrued expenses	6,338,357	7,757,310
Income taxes payable	1,856,629	1,856,629
Total current liabilities	12,123,331	15,888,806

Long-term debt	10,657,864	904,200
Finance lease liabilities	35,682	42,482
Warrant liability	176,088	70,772
Total liabilities	22,992,965	16,906,260

Commitments and contingencies (Note 9)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding	—	—
Total convertible preferred stock	—	—

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 127,183,109 shares issued and outstanding at December 31, 2020 and September 30, 2020	1,271,831	1,271,831
Additional paid-in capital	292,429,007	291,274,366
Accumulated deficit	(304,175,820)	(289,719,906)
Total stockholders' (deficit) equity	(10,474,982)	2,826,291
Total liabilities, convertible preferred stock and stockholders' equity	$12,517,983	$19,732,551

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended December 31,
	2020	2019
Operating expenses:
Research and development	$11,948,581	$5,847,302
General and administrative	2,242,354	2,336,724
	14,190,935	8,184,026
Loss from operations	(14,190,935)	(8,184,026)
Interest expense, net	159,663	597,665
Loss on extinguishment of debt	—	8,060,580
Change in fair value of redemption feature	—	(37,945)
Change in fair value of warrant liability	105,316	(201,378)
Net loss	(14,455,914)	(16,602,948)
Series A-1 convertible preferred stock dividends and related settlement	—	(166,133)
Deemed dividend upon modification of warrants	—	(1,708,603)
Net loss attributable to common stockholders	$(14,455,914)	$(18,477,684)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.12)	$(0.62)
Weighted average shares outstanding, basic and diluted	121,749,555	29,901,285

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2020	—	$—	127,183,109	$1,271,831	$291,274,366	$(289,719,906)	$2,826,291
Stock-based compensation expense	—	—	—	—	1,154,641	—	1,154,641
Net loss	—	—	—	—	—	(14,455,914)	(14,455,914)
Balance at December 31, 2020	—	$—	127,183,109	$1,271,831	$292,429,007	$(304,175,820)	$(10,474,982)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2019	66,451	$5,359,404	28,609,995	$286,100	$238,064,947	$(254,480,408)	$(16,129,361)
Issuance of common stock in connection with exercise of warrants	—	—	8,345,562	83,455	(25,177)	—	58,278
Issuance of common stock in connection with conversion of stockholder notes	—	—	1,475,258	14,753	1,533,673	—	1,548,426
Issuance of vested restricted stock units	—	—	109	1	(1)	—	—
Series A-1 convertible preferred stock dividends and related settlement	1,661	166,133	—	—	(166,133)	—	(166,133)
Stock-based compensation expense	—	—	—	—	359,477	—	359,477
Net loss	—	—	—	—	—	(16,602,948)	(16,602,948)
Balance at December 31, 2019	68,112	$5,525,537	38,430,924	$384,309	$239,766,786	$(271,083,356)	$(30,932,261)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(14,455,914)	$(16,602,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,116	175,341
Loss on extinguishment of debt	—	8,060,580
Non-cash interest expense	149,210	15,722
Stock-based compensation	1,154,641	359,477
Change in fair value of redemption feature	—	(37,945)
Change in fair value of warrant liability	105,316	(201,378)
Gain on settlement of lease termination obligation	(732,426)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	28,339	288,930
Other assets	137,579	(115,666)
Operating lease liability	(45,335)	(39,815)
Accounts payable	939,353	290,178
Accrued expenses	(686,527)	1,105,318
Other liabilities	—	28,530
Net cash used in operating activities	(13,324,648)	(6,673,676)
FINANCING ACTIVITIES
Proceeds from debt	10,000,000	—
Proceeds from exercise of common stock warrants	—	58,278
Payments of finance lease obligations	(10,080)	(55,031)
Repayment of debt	(3,624,774)	(11,540)
Payment of financing costs	(8,032)	—
Net cash provided by (used in) financing activities	6,357,114	(8,293)
Net decrease in cash	(6,967,534)	(6,681,969)
Cash at beginning of period	12,535,986	8,015,528
Cash at end of period	$5,568,452	$1,333,559
Supplemental disclosure of cash flow information
Cash paid for interest	$10,722	$360,904
Supplemental schedule of non-cash financing activities:
Unsecured notes and accrued interest converted into common stock	$—	$1,548,426
Issuance of exchange notes at estimated fair value	$—	$7,050,206
Issuance of redemption feature at estimated fair value	$—	$8,264,451
Series A-1 convertible preferred stock dividends and related settlement	$—	$166,133

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

The Company has been actively monitoring the novel coronavirus (“COVID-19”) pandemic and its impact globally. Given the Company’s current infrastructure needs and current strategy, the Company was able to transition to remote working with limited impact on productivity, as shelter-in-place and similar government orders were imposed. All clinical and chemistry, manufacturing and control activities are currently active for NORSE TWO and NORSE THREE, the Company’s remaining clinical trials under its Biologics License Application (“BLA”) registration program for ONS-5010 for wet age-related macular degeneration (“wet AMD”).

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. Management believes the financial results for the three months ended December 31, 2020 were not significantly impacted by COVID-19.

2.    Liquidity

The Company has incurred substantial losses and negative cash flows from operations since its inception. As of December 31, 2020, the Company had $10.3 million of principal and accrued interest under an unsecured promissory note maturing on January 1, 2022, and a $0.9 million loan granted pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which matures on May 2, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

In February 2021, the Company closed an underwritten public offering of its common stock for net proceeds of $36.0 million. The Company also entered into a securities purchase agreement with Syntone Ventures LLC (“Syntone Ventures”) for the sale of an additional $3.0 million of shares, which concurrent private placement closed in February 2021. Following partial exercise of the underwriters’ overallotment option, in a separate concurrent private placement, the Company sold an additional 1.0 million shares of common stock to GMS Ventures and Investments (“GMS Ventures”), an affiliate of BioLexis Pte. Ltd. (“BioLexis”), its largest stockholder, for additional proceeds of $1.0 million at the public offering price per share of $1.00, which also closed in February 2021. Refer to Note 13 for a detailed discussion of the public offering and concurrent private placements.

In February 2021, warrants to purchase an aggregate of 3,641,507 shares of common stock with a weighted averaged exercise price of $0.9847 were exercised for aggregate gross proceeds to the Company of $3.6 million.

Management believes that the Company’s existing cash as of December 31, 2020 together with the $40.0 million net proceeds from the underwritten public offering and concurrent private placements, which closed in February 2021, and $3.6 million of proceeds from the warrant exercises will be sufficient to fund its operations through its planned BLA filing for ONS-5010 for wet AMD expected to occur in December 2021.  Substantial additional financing will be needed by the Company to fund its operations in the future and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to payments from potential strategic research and development partners, licensing and/or marketing

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

arrangements with life sciences companies, private placements of equity and/or debt securities, sale of its development stage product candidates to third parties and public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2020 and its results of operations for the three months ended December 31, 2020 and 2019, cash flows for the three months ended December 31, 2020 and 2019, and convertible preferred stock and stockholders’ equity for the three months ended December 31, 2020 and 2019. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2021. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 23, 2020 and amended on January 28, 2021.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

unit (“RSU”) awards using the treasury stock method. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares due to the Company’s loss.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three months ended December 31,
	2020	2019
Net loss attributable to common stockholders	$(14,455,914)	$(18,477,684)
Common stock outstanding (weighted average)	121,749,555	29,901,285
Basic and diluted net loss per share	$(0.12)	$(0.62)

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2020 and 2019, as they would be antidilutive:

	As of December 31,
	2020	2019
Series A-1 convertible preferred stock	—	1,287,178
Performance-based stock units	2,470	2,470
Stock options	11,977,677	1,791,500
Common stock warrants	7,051,854	5,559,763

Recently issued and adopted accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which removes and modifies some existing disclosure requirements and adds others. ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 on October 1, 2020 and the adoption of this standard did not have a material impact to the Company’s financial statements.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$176,088

	September 30, 2020
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$70,772

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and redemption feature for the three months ended December 31, 2020:

Warrants
Balance at October 1, 2020	$70,772
Change in fair value	105,316
Balance at December 31, 2020	$176,088

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

	December 31, 2020		September 30, 2020
Risk-free interest rate	0.28%		0.24%
Remaining contractual life of warrant	4.1	years	4.4	years
Expected volatility	96.3%		94.7%
Annual dividend yield	—%		—%
Fair value of common stock	$1.30	per share	$0.72	per share

Fair Value of Other Financial Instruments

The fair value and carrying value of the PPP loan included in long-term debt on the consolidated balance sheets on December 31, 2020, was $852,000 and $904,200, respectively. The fair value and carrying value of the unsecured promissory note included in long-term debt on the consolidated balance sheets on December 31, 2020, was $10,358,000 and $10,141,178, respectively. The estimated fair values were based on discounted expected future cash flows using prevailing interest rates that are Level 3 inputs under the fair value hierarchy.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

5.    Property and Equipment, Net

Property and equipment, net, consists of:

	December 31, 2020	September 30, 2020
Laboratory equipment	$1,067,351	$1,067,351
Less: accumulated depreciation and amortization	(781,008)	(740,102)
	$286,343	$327,249

Depreciation expense was $40,906 and $63,776 for the three months ended December 31, 2020 and 2019, respectively.

6.      Other Assets

Other assets consist of:

	December 31, 2020	September 30, 2020
Advance to PRC joint venture	$900,000	$900,000
Other assets	173,536	394,448
	$1,073,536	$1,294,448

In connection with the execution of a stock purchase agreement with Syntone Ventures, the U.S. based affiliate of Syntone Technologies Group Co. Ltd. (“Syntone PRC”) on May 22, 2020, the Company and Syntone PRC entered into a joint venture agreement pursuant to which they agreed to form a People’s Republic of China (“PRC”) joint venture that will be 80% owned by Syntone PRC and 20% owned by the Company. Once formed, the Company intends to enter into a royalty-free license with the PRC joint venture for the development, commercialization and manufacture of the Company’s product candidate, ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

The Company made the initial investment of $900,000 in June 2020. The Company expects to be required to make an additional capital contribution to the PRC joint venture of approximately $2.1 million, which will be made within four years after the establishment date in accordance with the development plan contemplated in the license agreement or on such other terms within such four-year period. As of December 31, 2020, the joint venture had not been formed.

7.     Accrued Expenses

Accrued expenses consists of:

	December 31, 2020	September 30, 2020
Compensation	$716,989	$579,618
Severance and related costs	—	9,521
Research and development	4,903,900	2,890,333
Interest payable	5,970	3,691
Professional fees	569,671	132,085
Lease termination obligation	—	3,971,111
Other accrued expenses	141,827	170,951
	$6,338,357	$7,757,310

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

8.    Debt

Debt consists of:

	December 31, 2020	September 30, 2020
Unsecured promissory note	$10,339,919	$—
Paycheck Protection Program term loan	904,200	904,200
Equipment loans	38,011	50,285
Total debt	11,282,130	954,485
Less: unamortized loan costs	(198,741)	—
Total debt, net of unamortized loan costs	11,083,389	954,485
Less: current portion	(425,525)	(50,285)
Long-term debt	$10,657,864	$904,200

Unsecured promissory note

On November 5, 2020, the Company received $10.0 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million. Debt issuance costs totaling $228,032 are recorded as debt discount and are deducted from the principal in the accompanying consolidated balance sheets. The debt discount is amortized as a component of interest expense over the 14-month term of the underlying debt using the effective interest method. The note bears interest at a rate of 7.5% per annum and matures January 1, 2022. The Company may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment. During the three months ended December 31, 2020, the Company recognized $149,210 of interest expense related to the unsecured promissory note of which $29,291 was related to the amortization of debt issuance costs.

Paycheck Protection Program term loan

On May 4, 2020, the Company received $904,200 in proceeds from a loan granted pursuant to the PPP of the CARES Act. The PPP term loan is evidenced by a promissory note containing the terms and conditions for repayment of the PPP term loan. The PPP term loan provides for an initial six-month deferral of payments and any amount owed on the loan has a two-year maturity (May 2022), with an interest rate of 1% per annum. Commencing October 15, 2021, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize any principal amount outstanding on the PPP term loan as of October 15, 2021 by May 2, 2022. The Company has the right to prepay any amounts outstanding under this loan at any time and from time to time, in whole or in part, without penalty. Aggregate interest expense on the PPP loan for the three months ended December 31, 2020 was $2,279.

Senior secured notes

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

The new senior secured notes were substantially similar to the Old Senior Notes, as amended through the date of the Exchange Agreement, bore interest at a rate of 12.0% per annum and would have matured December 31, 2020 (subject to extension to June 30, 2021 at the Company’s option upon payment of an extension fee equal to 3% of the outstanding balance and being in compliance with applicable Nasdaq listing requirements). The new senior secured notes were convertible, at the option of the holder, beginning April 1, 2020, into shares of the Company’s common stock at a conversion price equal to 90% of the two lowest closing bid prices in the 20 trading days immediately preceding such conversion, subject to a floor price of $0.232 per share. The conversion feature was determined to be a redemption feature

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

and was bifurcated from the debt instrument. The estimated fair value of the redemption feature was $8,264,451 at issuance. The Exchange Agreement was accounted for as an extinguishment of debt. The Company recognized a loss on extinguishment of convertible senior secured notes for the Exchange Agreement during the three months ended December 31, 2019 of $8,060,580, which amount was equal to the excess fair value of the notes and bifurcated redemption feature over the notes’ net carrying value.

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

During the year ended September 30, 2020, the holder of the new senior secured notes converted the entire outstanding principal and accrued interest and as of September 30, 2020, there were no longer any new senior secured notes outstanding.

Aggregate interest expense on the Old Senior Notes and the new senior secured notes for the three months ended December 31, 2019 was $201,251.

Unsecured notes

On March 7, 2019, the Company entered into a forbearance and exchange agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Lender”). Concurrently with the execution of this agreement, the Lender purchased two stockholder notes issued by the Company previously in the original principal amount of $1,000,000 with an aggregate outstanding balance as of March 7, 2019 of $1,947,133, including accrued interest. The stockholder notes were accruing interest at the rate of 2.5% per month. The Lender agreed to refrain and forbear from bringing any action to collect under the stockholder notes until March 7, 2020 and to reduce the interest rates currently in effect to 12.0% per annum simple interest during such forbearance period. The Company also agreed to, at Lender’s election, repay or exchange the stockholder notes (or portions thereof) for shares of the Company's common stock at an exchange rate of $13.44 per share or, beginning September 2019, at 95% of the average of the two lowest closing bid prices in the prior twenty trading days, as applicable.

During the three months ended December 31, 2019, the remaining unsecured notes with an aggregate carrying amount of $977,966 and accrued interest of $570,460 were exchanged for 1,475,258 shares of the Company’s common stock at an average exchange price of $1.10. As of December 31, 2019, these unsecured notes were no longer outstanding. During the three months ended December 31, 2019, the Company recognized $12,997 of interest expense related to the unsecured notes.

Stockholder notes

	December 31, 2020	September 30, 2020
Restricted stock repurchase notes	$—	$800,000
Common stock repurchase note	—	2,812,500
	—	3,612,500
Less: current portion	—	(3,612,500)
	$—	$—

The Company previously repurchased shares of its restricted stock in exchange for notes in the amount of $800,000 that did not bear interest and were due on demand. These notes were paid in full in November 2020.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company had a $2,812,500 note payable related to the previous repurchase of common stock that did not bear interest and was due on demand. This note was paid in full in November 2020.

9.     Commitments and Contingencies

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

Leases

Corporate office and warehouse leases

On May 6, 2020, the Company terminated its lease agreement for approximately 66,000 square feet of office, manufacturing and laboratory space located in Cranbury, New Jersey, which previously served as its headquarters, and relocated its corporate office to Monmouth Junction, New Jersey, a site previously used as a warehouse location. The Company’s Monmouth Junction, New Jersey lease matures in September 2021. In consideration for the termination of the Cranbury lease, the Company agreed to make payments to the landlord totaling $981,987, payable in eight monthly installments commencing May 1, 2020. In November 2020 the remaining portion of the liability was paid in full. On September 30, 2020, the lease termination obligation was included in accounts payable on the consolidated balance sheet.

A rollforward of the charges incurred to general and administrative expense for the three months ended December 31, 2020 is as follows:

	Balance	Expensed / Accrued	Cash	Non-cash	Balance
	October 1, 2020	Expense	Payments	Adjustments	December 31, 2020
Lease termination payments	$356,987	$—	$(356,987)	$—	$—

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The components of lease cost for the three months ended December 31, 2020 are as follows:

Three months ended
December 31, 2020
Finance lease cost:
Amortization of right-of-use assets	$—
Interest on lease liabilities	1,782
Total finance lease cost	1,782
Operating lease cost	43,625
Total lease cost	$45,407

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2020 are as follows:

December 31, 2020
Operating leases:
Right-of-use asset	$126,776
Operating lease liabilities	142,151
Finance leases:
Right-of-use asset	$—
Financing lease liabilities	62,180
Weighted-average remaining lease term (years):
Operating leases	0.8
Finance leases	2.3
Weighted-average discount rate:
Operating leases	9.0%
Finance leases	8.8%

Other information related to leases for the three months ended December 31, 2020 are as follows:

Three months ended
December 31, 2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$1,782
Operating cash flows from operating leases	48,750
Financing cash flows from finance leases	10,080
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—
Finance leases	—

Future minimum lease payments under non-cancelable leases as of December 31, 2020 are as follows for the years ending September 30:

	Operating leases	Finance leases
2021 (remaining nine months)	$146,250	23,327
2022	—	29,605
2023	—	13,149
2024	—	4,383
Total undiscounted lease payments	$146,250	$70,464
Less: Imputed interest	4,099	8,284
Total lease obligations	$142,151	$62,180

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Office and laboratory lease termination obligation

In August 2018, the Company entered into a lease termination agreement effective September 1, 2018, to terminate the lease for unutilized office and laboratory space in Cranbury, New Jersey. In consideration for the termination of the lease, the Company agreed to make payments to the landlord totaling up to $5.8 million, which included (i) $287,615 upon execution of the termination agreement, (ii) $50,000 per month for up to 30 months, commencing September 1, 2018, and (iii) a $4.0 million payment, in any event, on or before February 1, 2021. The Company and landlord agreed that the $174,250 security deposit will be used to pay the 7th, 8th, 9th and a portion of the 10th monthly payments. In November 2020, the Company fully settled the remaining lease termination payments for a one-time cash payment of $3,250,000. Upon settlement, the Company recognized a gain of $732,426 which represented the difference between the carrying value of the liability at the time of settlement and the cash payment.

A roll forward of the charges incurred to general and administrative expense for the three months ended December 31, 2020 is as follows:

	Balance	Expensed / Accrued	Cash	Non-cash	Balance
	October 1, 2020	Expense	Payments	Adjustments	December 31, 2020
Lease termination payments	$3,971,111	$111,315	$(3,350,000)	($ 732,426)	$—

10.    Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Common stock

There were no issuances of common stock during the three months ended December 31, 2020. During the three months ended December 31, 2019, the Company issued 109 shares of common stock, respectively, upon the vesting of RSUs.

Refer to Note 13 for a detailed discussion of an issuance of an aggregate of 41,593,767 shares of common stock and warrants to purchase up to an aggregate of 2,116,364 shares of common stock in February 2021 in connection with a public offering and concurrent private placement.

Series A-1 convertible preferred stock

A total of 200,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1”) have been authorized for issuance under the Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company (the “Certificate of Designation”). The shares of Series A-1 have a stated value of $100.00 per share, and rank senior to all junior securities (as defined in the Certificate of Designation). At December 31, 2020 and September 30, 2020, there were no shares of Series A-1 outstanding.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Common stock warrants

As of December 31, 2020, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
February 18, 2022		416,666	$12.00
December 22, 2024	(i)	277,128	$12.00
April 13, 2025	(i)	145,686	$12.00
May 31, 2025	(i)	62,437	$12.00
February 24, 2025		531,890	$1.27
February 26, 2024		5,029,528	$0.9535
June 22, 2025		588,519	$1.5188
		7,051,854

(i)	The warrants were issued in connection with the convertible senior secured notes (see Note 8) and are classified as liabilities on the accompanying consolidated balance sheets as the warrants include cash settlement features at the option of the holders under certain circumstances. Refer to Note 4 for fair value measurements disclosures.

On December 23, 2019, the Company amended the terms of its outstanding 15-month warrants and five-year warrants issued April 12, 2019 (the “April 2019 Warrants”), which originally had an exercise price of $2.90 per share of the Company’s common stock. The exercise price of all outstanding April 2019 Warrants was reduced to $0.2320 per share and the exercise period was amended such that all April 2019 Warrants expire on December 24, 2019. Immediately prior to expiration, all then unexercised April 2019 Warrants were automatically net exercised pursuant to the amended provisions. The estimated change in fair value of warrants amended during the three months ended December 31, 2019 was $1,708,603 and reflected as a deemed dividend in the consolidated statements of operations for purposes of presenting net loss attributable to common stockholders when calculating basic and diluted loss per share.

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

11.  Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 106,490. As of December 31, 2020, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”) no future awards under the 2011 Plan will be granted.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 24,022,526. As of December 31, 2020, 11,875,197 shares remained available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
	2020	2019
Research and development	$239,971	$107,790
General and administrative	914,670	251,687
	$1,154,641	$359,477

Stock options

As of December 31, 2020, options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2020	3,762,143	$2.01
Granted	8,215,534	0.71
Balance at December 31, 2020	11,977,677	1.12	9.5	$5,247,830
Vested and exercisable	1,255,028	2.22	8.9	$173,361
Vested and expected to vest at December 31, 2020	11,977,677	$1.12	9.5

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the three months ended December 31, 2020 and 2019 was $0.54 and $0.99 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended December 31,
	2020	2019
Risk-free interest rate	0.38%	1.36%
Expected life (years)	6.02	5.34
Expected volatility	95.4%	88.6%
Expected dividend yield	—	—

As of December 31, 2020, there was $6,645,243 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.72 years.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year life from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

The following table summarizes the activity related to PSUs during the three months ended December 31, 2020:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual
	PSUs	Per PSU	Term (Years)
Balance at October 1, 2020	2,470	$49.97
Forfeitures	—	—
Balance at December 31, 2020	2,470	49.97	3.8
Vested and exercisable at December 31, 2020	2,470	49.97	3.8
Vested and expected to vest at December 31, 2020	2,470	$49.97	3.8

Restricted stock

In connection with the consulting agreements entered into by the Company and four principals of MTTR, the Company issued an aggregate of 7,244,739 shares of its common stock. Refer to Note 12 for further details on the consulting agreements and terminated strategic partnership agreement. The shares may not be sold until the earlier of  (i) six months following FDA approval of ONS-5010, (ii) the date the Company publicly announces not to pursue development of ONS-5010, (iii) a change in control or (iv) January 2025. In addition, the Company has the right to repurchase the shares for $0.01 per share if the consultant terminates his agreement other than for good reason or the Company terminates the agreement for cause. The repurchase right lapses, in tiered percentages, based upon the completion of enrollment of the Company’s NORSE 2 clinical trial of ONS-5010 by certain dates. The repurchase right may also lapse as to 50% or 100% of the shares if the Company enters into certain agreements pertaining to ONS-5010 that meet certain value thresholds or the Company’s share price meets certain predefined targets. The repurchase right also lapses as to 100% of the shares upon the earliest to occur of (i) filing of the biologics license application for ONS-5010, (ii) termination of the agreement by the consultant for good reason or by the Company other than for cause. (iii) in the event of disability, or (iv) upon a change in control. As of December 31, 2020, 1,811,184 shares of common stock were vested and not subject to repurchase rights.

The grant date fair value of the restricted shares was $0.54 per share and equal to the closing stock price of the Company’s common stock at the time of grant. Compensation expense is recognized over the shorter of the explicit service period or derived service period which was determined to be 4.8 years at the time of grant. Compensation expense may be accelerated when certain performance conditions become probable and the corresponding purchase right has lapsed. During the three months ended December 31, 2020, the Company recognized compensation expense related to the restricted stock of $151,765. There was no compensation expense recognized for the three months ended December 31, 2019. As of December 31, 2020, there was $2,459,242 of unrecognized compensation expense related to the restricted stock.

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

In November 2018, the board of directors of the Company appointed Mr. Terry Dagnon as Chief Operating Officer, and Mr. Jeff Evanson as Chief Commercial Officer. Both Mr. Dagnon and Mr. Evanson initially provided services to the Company pursuant to the February 2018 strategic partnership agreement with MTTR, as amended. Mr. Dagnon and Mr. Evanson were both principals in MTTR. The Company did not pay Mr. Dagnon or Mr. Evanson any direct compensation as consultants or as employees during the three months ended December 31, 2019 nor during the period from October 1, 2019 through March 19, 2020. Both Mr. Dagnon and Mr. Evanson were compensated directly by MTTR for services provided to the Company as the Company's Chief Operating Officer and Chief Commercial Officer, respectively, pursuant to the strategic partnership agreement until such agreement, as amended, was terminated effective March 19, 2020. The Company began compensating Mr. Dagnon and Mr. Evanson directly as consultants effective March 19, 2020 pursuant to their respective consulting agreements with the Company, which became effective March 19, 2020 following stockholder approval of the share issuances contemplated therein. Mr. Dagnon and Mr. Evanson have also agreed to provide consulting services to an affiliate of BioLexis pursuant to a separate arrangement.

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

MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate $467,653 and $611,424 during the three months ended December 31, 2020 and 2019, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock (Note 11). As of December 31, 2020, and September 30, 2020 an aggregate $90,476 and $89,762, respectively, was due to the former MTTR principals as consultants, which is included in accounts payable in the accompanying consolidated balance sheets.

13. Subsequent Events

Common stock offering

In February 2021, the Company issued, in an underwritten public offering which included a partial exercise of the underwriters’ overallotment option, an aggregate of 38,593,767 shares of common stock at a purchase price per share $1.00 for approximately $36.0 million in net proceeds after payment of underwriter discounts and commissions and other offering costs. GMS Ventures purchased an aggregate of 8,360,000 shares of common stock offered in the offering at the public offering price per share. Following partial exercise of the underwriters’ overallotment option, pursuant to an Investor Rights Agreement, dated as of September 11, 2017, by and among the Company, BioLexis and GMS Ventures,

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

the Company sold an additional 1,013,627 shares of common stock to GMS Ventures in a separate concurrent private placement for aggregate gross proceeds to the Company of $1.0 million at the public offering price per share of $1.00.

In a separate concurrent private placement, the Company issued 3,000,000 shares of common stock to Syntone Ventures at a purchase price of $1.00 for aggregate gross proceeds to the Company of $3.0 million.

In connection with the underwritten public offering the Company issued the underwriter warrants to purchase up to an aggregate of 2,116,364 shares of common stock), at an exercise price of $1.25 per share and a 5-year term.

Common stock warrants exercised

In February 2021, warrants to purchase an aggregate of 3,641,507 shares of common stock with a weighted averaged exercise price of $0.9847 were exercised for aggregate gross proceeds to the Company of $3,585,809.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended September 30, 2020 and 2019 included in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission, or SEC, on December 23, 2020, as amended January 28, 2021.

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a difference include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020, and as amended January 28, 2021, and elsewhere in this report. See “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

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

Our clinical program for ONS-5010 in wet AMD involves three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. We reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study, in August 2020. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 to ranibizumab (LUCENTIS) that completed enrollment in July 2020. Topline results are expected in the third calendar quarter of 2021. NORSE THREE is an open-label safety study being conducted to ensure the adequate number of safety exposures to ONS-5010 are available for the initial ONS-5010 Biologics License Application, or BLA, filing with the FDA. Enrollment was completed in October 2020. Accordingly, all three of these clinical trials required for our planned BLA submission for wet AMD in the second half of calendar 2021 have either been completed or are fully enrolled.

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

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retinal diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. If the ONS-5010 clinical program is successful, it will support our plans to submit for regulatory approval in multiple markets in 2021 including the United States, United Kingdom, Europe and Japan, as well as other markets. Because there are no approved bevacizumab products for the treatment of retinal diseases in such major markets, we are developing ONS-5010 as a standard BLA and not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of unapproved bevacizumab. Off-label use of unapproved bevacizumab is currently estimated to account for at least 50% of all wet AMD treatments in the United States each year.

Going Concern

Through December 31, 2020, we have funded substantially all of our operations with $288.3 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our previous collaboration and licensing agreements.

In February 2021, we closed an underwritten public offering of our common stock for net proceeds of $36.0 million. We also entered into a securities purchase agreement with Syntone Ventures LLC, or Syntone Ventures, for the sale of an additional $3.0 million of shares which concurrent private placement closed in February 2021. Following partial exercise of the underwriters’ overallotment option, in a separate concurrent private placement, we entered into a securities purchase agreement with GMS Ventures and Investments, or GMS Ventures, an affiliate of BioLexis Pte. Ltd., our largest stockholder, for additional proceeds of $1.0 million.

In February 2021, warrants to purchase an aggregate of 3,641,507 shares of common stock with a weighted averaged exercise price of $0.9847 were exercised for aggregate gross proceeds of $3.6 million.

Our current cash resources of $5.6 million as of December 31, 2020, together with the $40.0 million net proceeds from our underwritten public offering and concurrent private placements, which closed in February 2021, and $3.6 million proceeds from warrant exercises are expected to fund our operations through the planned ONS-5010 BLA filing expected to occur in December 2021. If we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements for ONS-5010, we may be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We do not have any products approved for sale and we have only generated revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the three months ended December 31, 2020 was $14.5 million. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

We have incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2020, we had substantial indebtedness that included $10.3 million of principal and accrued interest under an unsecured promissory note maturing on January 1, 2022, and $0.9 million loan granted pursuant to the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which matures on May 2, 2022. We will need to raise substantial additional capital to fund our planned future operations, commence clinical trials, receive approval for and commercialize ONS-5010, or to develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities, and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Impacts of the COVID-19 Pandemic

We continue to monitor the ongoing COVID-19 global pandemic, which has resulted in travel and other restrictions to reduce the spread of the disease. To date, we have experienced only minor disruptions from the ongoing COVID-19 pandemic, including a brief delay in March 2020 in patient enrollment and recruitment in NORSE TWO due to local clinical trial site protocols designed to protect staff and patients. Given our current infrastructure needs and current strategy, we were able to transition to remote working with limited impact on productivity, as shelter-in-place and other types of local and state orders were imposed. We have confirmed with the Ophthalmic Division of the FDA that it considers both approved and investigational treatments for sight-threatening conditions such as wet AMD not to be elective, and that as such they should continue during the COVID-19 restrictions. All clinical and chemistry, manufacturing and control, or CMC, activities are currently active.

All three of our clinical trials have completed enrollment and NORSE ONE has also completed patient follow-up activities. NORSE TWO and THREE patients continue to require monthly follow-up visits, which will continue over the next six months. To date, we have not experienced any significant COVID-19 disruptions to patient follow-up but the clinical trial protocol accounts for potential delayed or missed visits for any reason, including COVID-19 type interruptions. The FDA has provided guidance in the event of COVID-19 disruptions and we intend to confer with the FDA and follow the appropriate guidance in the event that NORSE TWO experiences an unusually high number of delayed or missed patient visits due to COVID-19.

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

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of any impacts the evolving COVID-19 pandemic may have on our business, operations, financial position and our clinical and regulatory activities. See also the section titled “Risk Factors” herein for additional information on risks and uncertainties related to the ongoing COVID-19 pandemic. To the extent the evolving effects of the COVID-19 pandemic adversely affect our business and financial condition, it may also have the effect of heightening many of the other risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020 that we filed with the SEC on December 23, 2020 and amended January 28, 2021.

Collaboration, License and Strategic Partnership Agreements

From time to time, we enter into collaboration and license agreements for the research and development, manufacture and/or commercialization of our products and/or product candidates. These agreements generally provide for non-refundable upfront license fees, development and commercial performance milestone payments, cost sharing, royalty payments and/or profit sharing.  We have also licensed rights to our inactive biosimilar product candidates (ONS-3010, ONS-1045 and ONS-1050) in other markets.

Syntone – Private Placement and PRC Joint Venture

In May 2020, we entered into a stock purchase agreement with Syntone Ventures, pursuant to which we sold and issued in June 2020, in a private placement, 16,000,000 shares of our common stock at a purchase price of $1.00 per share, for aggregate gross proceeds of $16.0 million. In connection with the entry into the stock purchase agreement, we entered into a joint venture agreement with Syntone Ventures’ People’s Republic of China, or PRC, based-affiliate, pursuant to which we agreed to form a PRC joint venture that will be 80% owned by Syntone Ventures’ PRC-affiliate and 20% owned by us. Once formed, we intend to enter into a royalty-free license with the PRC joint venture for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

We used approximately $0.9 million of the proceeds from the private placement to fund our initial capital contribution to the PRC joint venture, and expect to be required to make an additional capital contribution to the PRC joint venture of approximately $2.1 million within the next four years.

In June 2020 we sold an additional 823,045 shares to Syntone Ventures for approximately $1.0 million, and in January 2021, we entered into a securities purchase agreement with Syntone Ventures providing for the sale and issuance in a private placement, of 3,000,000 shares of our common stock at a purchase price of $1.00 per share, for aggregate gross proceeds of $3.0 million, which closed in February 2021.

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

As of December 31, 2020, we have paid Selexis an aggregate of approximately $0.5 million under the commercial license agreements.

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

Interest Expense

Interest expense consists of cash paid and non-cash interest expense related to our senior secured notes, and unsecured notes with current and former stockholders, unsecured promissory note, equipment loans, finance leases and other finance obligations.

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

Change in Fair Value of Warrant Liability

Warrants to purchase our common stock that were issued in conjunction with the convertible senior secured notes originally issued December 2017 are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations. During the three months ended December 31, 2020, we recorded a loss of $0.1 million related to an increase in the fair value of our common stock warrant liability associated with the warrants issued in connection with the senior secured notes originally issued December 2017 which resulted from an increase in the price of our common stock.

During the three months ended December 31, 2019, we recorded a gain of $0.2 million related to the decrease in the fair value of our common stock warrant liability associated with the warrants issued in connection with the senior secured notes originally issued December 2017 which resulted from a decrease in the price of our common stock.

Income Taxes

Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey state net operating losses, or NOLs, and research and development, or R&D tax credits) for the net losses we have incurred in each year or on our earned R&D tax credits, due to our uncertainty of realizing a benefit from those items.  As of September 30, 2020, we had federal and state NOL carryforwards of $236.5 million and $72.3 million, respectively, that will begin to expire in 2030 and 2038, respectively. As of September 30, 2020, we had federal foreign tax credit carryforwards of $2.4 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2020, we also had federal research and development tax credit carryforwards of $6.6 million and $0.3 million, respectively, which begin to expire in 2032 and 2033, respectively.

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

Results of Operations

Comparison of Three Months Ended December 31, 2020 and 2019

	Three months ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$11,948,581	$5,847,302	$6,101,279
General and administrative	2,242,354	2,336,724	(94,370)
	14,190,935	8,184,026	6,006,909

Loss from operations	(14,190,935)	(8,184,026)	(6,006,909)

Interest expense, net	159,663	597,665	(438,002)
Loss on extinguishment of debt	—	8,060,580	(8,060,580)
Change in fair value of redemption feature	—	(37,945)	37,945
Change in fair value of warrant liability	105,316	(201,378)	306,694
Net loss	$(14,455,914)	$(16,602,948)	$2,147,034

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
	2020	2019
ONS-5010 development	$10,783,331	$4,762,215
Compensation and related benefits	369,852	407,302
Stock-based compensation	239,971	107,790
Other research and development	555,427	569,995
Total research and development expenses	$11,948,581	$5,847,302

Research and development expenses for the three months ended December 31, 2020 increased by $6.1 million compared to the three months ended December 31, 2019. The increase was primarily driven by an increase in ONS-5010 development costs of $6.0 million as we advanced and fully enrolled our NORSE TWO Phase 3 clinical trial during fiscal year 2020, initiated and completed enrollment in our NORSE THREE clinical trial in October 2020, and continued the necessary process characterization and manufacturing scale up activities with external partners to support our planned BLA filing for wet AMD in 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
	2020	2019
Professional fees	$1,413,324	$951,448
Compensation and related benefits	294,730	428,324
Stock-based compensation	914,670	251,687
Facilities, fees and other related costs	(380,370)	705,265
Total general and administrative expenses	$2,242,354	$2,336,724

General and administrative expenses for the three months ended December 31, 2020 decreased by $0.1 million compared to the three months ended December 31, 2019. The increases of $0.7 million in stock-based compensation and $0.5 million in professional fees primarily related to licensing efforts for ONS-5010 activities during the period, were more than offset by a $1.1 million decrease in facilities and other related costs primarily due to decreased rent expenses of $0.2 million and a $0.7 million gain recorded from a settlement of a lease termination obligation associated with our terminated lease for an unutilized office and laboratory space in Cranbury, New Jersey.

Interest Expense

Interest expense decreased by $0.4 million to $0.2 million for the three months ended December 31, 2020 as compared to $0.6 million for the three months ended December 31, 2019. The decrease was primarily due to the termination of the finance lease for the corporate offices in Cranbury, New Jersey and the reduction of outstanding principal amount of notes and other indebtedness due to exchanges of such indebtedness for shares of our common stock in 2020.

Debt Extinguishment

During the three months ended December 31, 2019, we recorded a loss on extinguishment of $8.1 million in connection with the exchange of our old senior secured notes for new senior secured notes in December 2019. The new senior secured notes were considered substantially different from the old notes, as such they qualified for extinguishment accounting.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through December 31, 2020, we have funded substantially all of our operations through the receipt of $288.3 million net proceeds from the issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

In November 2020, we received $10.0 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million. The note bears interest at a rate of 7.5% per annum and matures January 1, 2022. We may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment.

In February 2021, we closed an underwritten public offering of our common stock for net proceeds of $36.0 million. We also entered into a securities purchase agreement with Syntone Ventures, for the sale of an additional $3.0 million of shares which concurrent private placement closed in February 2021. Following partial exercise of the underwriters’ overallotment option, in a separate concurrent private placement, we issued an additional $1.0 million of shares of common stock to GMS Ventures at a purchase price of $1.00 per share.

In February 2021, warrants to purchase an aggregate of 3,641,507 shares of common stock with a weighted averaged exercise price of $0.9847 were exercised for aggregate gross proceeds of $3.6 million.

As of December 31, 2020, we had a cash balance of $5.6 million. In addition, we had substantial indebtedness that included $10.3 million of principal and accrued interest under an unsecured promissory note maturing on January 1, 2022, and a $0.9 million loan granted pursuant to the PPP of the CARES Act, which matures on May 2, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop. We will need substantial additional financing to fund our operations and to commercially develop ONS-5010 or any other product candidate we may develop. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, private placements and/or public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful. Alternatively, we will be required to, among other things, make further reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Our future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing discussed above, (ii) our ability to complete revenue-generating partnerships with pharmaceutical companies, (iii) the success of our research and development, (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (v) regulatory approval and market acceptance of our proposed future products..

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

We believe our existing cash as of December 31, 2020 of $5.6 million together with the $40.0 million net proceeds from its million underwritten public offering and concurrent private placements, which closed in February 2021, and $3.6 million proceeds from warrant exercises is expected to fund our operations through the planned BLA filing for ONS-5010 for wet AMD expected to occur in December 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will need to raise substantial additional capital in order to complete our planned ONS-5010 development program. We plan to finance our future operations with a combination of proceeds from potential strategic collaborations, sale of the development and commercial rights to our drug product candidates, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three months ended December 31,
	2020	2019
Net cash used in operating activities	$(13,324,648)	$(6,673,676)
Net cash provided by (used in) investing activities	—	—
Net cash provided by (used in) financing activities	6,357,114	(8,293)

Operating Activities.

During the three months ended December 31, 2020, we used $13.3 million of cash in operating activities resulting primarily from our net loss of $14.5 million. This use of cash was partially offset by $0.8 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, gain on settlement of lease termination obligation, and depreciation and amortization expense. The net cash inflow of $0.4 million from changes in our operating assets and liabilities was primarily to an increase in our accounts payable of $0.9 million primarily due to clinical trial costs and ONS 5010 development costs and a decrease in other assets of $0.2 million. These inflows were partially offset by a decrease in accrued expenses of $0.7 million primarily due to the settlement of lease termination obligation and payments to sites for accrued costs.

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

Financing Activities.

During the three months ended December 31, 2020, net cash provided by financing activities was $6.4 million, primarily attributable to $10.0 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million in November 2020, offset by $3.6 million in debt and finance lease obligation payments.

During the three months ended December 31, 2019, net cash used in provided by financing activities was less than $0.1 million.  We made $0.1 million in debt and finance lease obligations payments which was partially offset by net proceeds from exercise of common stock warrants of $0.1 million.

Description of Indebtedness

In November 2020, we entered into a note purchase agreement with Streeterville Capital, LLC, a Utah limited liability company pursuant to which we issued an unsecured promissory note in the original principal amount of $10,220,000 for $10,000,000 in cash proceeds. The unsecured note bears interest at a rate of 7.5% per annum compounding daily, matures January 1, 2022, and includes an original issue discount of $200,000, along with $20,000 for the noteholder’s fees, costs and other transaction expenses incurred in connection with the purchase and sale of the note. We may prepay all or a portion of the unsecured note at any time by paying 105% of the outstanding balance elected for pre-payment.

While the unsecured note is outstanding, we agreed to keep adequate public information available, maintain our Nasdaq listing, and refrain from undertaking certain “Variable Security Issuances” without the noteholders’ consent, subject to certain limited exempt issuances, in addition to other negative covenants. The unsecured note provides that it is an event of default if we breach our negative covenants under the purchase agreement, undertake certain “Fundamental Transactions” (as defined therein), along with other customary events of default, in addition to providing for a default rate of 14%, and gives the noteholder the right to increase the outstanding balance by 5% in the event of default.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations and Commitments

Not applicable.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 23, 2020, as amended January 28, 2021, have not materially changed.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended December 31, 2020. We have not experienced any material impact to our internal control over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

10.1

Note Purchase Agreement dated November 4, 2020, between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC November 6, 2020).

10.2

Promissory Noted dated November 4, 2020 between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC November 6, 2020).

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

OUTLOOK THERAPEUTICS, INC.

Date: February 16, 2021	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting, and Financial Officer)