Form 10-Q
period 2021-06-30
Outlook Therapeutics, Inc.
filed 2021-08-13
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-37759

OUTLOOK THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

-
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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of August 11, 2021 was 175,341,173.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2021	September 30, 2020
Assets
Current assets:
Cash	$19,692,035	$12,535,986
Prepaid expenses and other current assets	12,205,296	5,407,882
Total current assets	31,897,331	17,943,868

Property and equipment, net	204,531	327,249
Operating lease right-of-use assets, net	121,197	166,986
Equity method investment	464,654	—
Other assets	194,355	1,294,448
Total assets	$32,882,068	$19,732,551

Liabilities, convertible preferred stock and stockholders’ equity

Current liabilities:
Current portion of long-term debt	$11,549,425	$50,285
Current portion of finance lease liabilities	27,459	29,778
Current portion of operating lease liabilities	41,720	187,486
Stockholder notes	—	3,612,500
Accounts payable	2,671,501	2,394,818
Accrued expenses	3,491,944	7,757,310
Income taxes payable	1,856,629	1,856,629
Total current liabilities	19,638,678	15,888,806

Long-term debt	—	904,200
Finance lease liabilities	21,703	42,482
Operating lease liabilities	38,203	—
Warrant liability	434,248	70,772
Total liabilities	20,132,832	16,906,260

Commitments and contingencies (Note 9)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding	—	—
Total convertible preferred stock	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 325,000,000 shares authorized; 174,813,326 shares issued and outstanding at June 30, 2021 and 127,183,109 shares issued and outstanding at September 30, 2020	1,748,133	1,271,831
Additional paid-in capital	340,479,991	291,274,366
Accumulated deficit	(329,478,888)	(289,719,906)
Total stockholders' equity	12,749,236	2,826,291
Total liabilities, convertible preferred stock and stockholders' equity	$32,882,068	$19,732,551

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$8,545,279	$8,488,143	$29,023,253	$18,718,659
General and administrative	2,929,717	3,286,739	9,267,962	7,580,638
Impairment of property and equipment	—	104,296	—	527,624
	11,474,996	11,879,178	38,291,215	26,826,921
Loss from operations	(11,474,996)	(11,879,178)	(38,291,215)	(26,826,921)
Loss on equity method investment	435,346	—	435,346	—
Interest expense, net	256,873	443,624	666,945	1,737,440
(Gain) loss on extinguishment of debt	—	(6,164,284)	—	1,896,296
Change in fair value of redemption feature	—	—	—	(1,796,982)
Change in fair value of warrant liability	29,332	127,506	363,476	(74,636)
Loss before income taxes	(12,196,547)	(6,286,024)	(39,756,982)	(28,589,039)
Income tax expense (benefit)	—	(3,271,157)	2,000	(3,271,157)
Net loss	(12,196,547)	(3,014,867)	(39,758,982)	(25,317,882)
Series A-1 convertible preferred stock dividends and related settlement	—	—	—	(166,133)
Deemed dividend upon modification of warrants	—	—	—	(3,140,009)
Deemed dividend upon amendment of the terms of the Series A-1 convertible preferred stock	—	—	—	(10,328,118)
Net loss attributable to common stockholders	$(12,196,547)	$(3,014,867)	$(39,758,982)	$(38,952,142)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.07)	$(0.03)	$(0.27)	$(0.69)
Weighted average shares outstanding, basic and diluted	168,420,675	90,757,825	146,860,652	56,089,036

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at April 1, 2021	—	$—	173,605,807	$1,736,058	$336,197,455	$(317,282,341)	$20,651,172
Sale of common stock, net of issuance costs	—	—	1,207,519	12,075	3,084,152	—	3,096,227
Stock-based compensation expense	—	—	—	—	1,198,384	—	1,198,384
Net loss	—	—	—	—	—	(12,196,547)	(12,196,547)
Balance at June 30, 2021	—	$—	174,813,326	$1,748,133	$340,479,991	$(329,478,888)	$12,749,236

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2020	—	$—	127,183,109	$1,271,831	$291,274,366	$(289,719,906)	$2,826,291
Issuance of common stock in connection with exercise of warrants	—	—	3,815,304	38,153	3,547,656	—	3,585,809
Sale of common stock, net of issuance costs	—	—	43,814,913	438,149	42,175,197	—	42,613,346
Stock-based compensation expense	—	—	—	—	3,482,772	—	3,482,772
Net loss	—	—	—	—	—	(39,758,982)	(39,758,982)
Balance at June 30, 2021	—	$—	174,813,326	$1,748,133	$340,479,991	$(329,478,888)	$12,749,236

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at April 1, 2020	—	$—	89,751,192	$897,512	$255,361,229	$(276,783,423)	$(20,524,682)
Issuance of common stock in connection with conversion of senior secured notes and interest	—	—	12,201,461	122,015	7,872,479	—	7,994,494
Sale of common stock, net of issuance costs	—	—	24,407,411	244,074	24,907,703	—	25,151,777
Stock-based compensation expense	—	—	—	—	1,358,720	—	1,358,720
Net loss	—	—	—	—	—	(3,014,867)	(3,014,867)
Balance at June 30, 2020	—	$—	126,360,064	$1,263,601	$289,500,131	$(279,798,290)	$10,965,442

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A-1		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2019	66,451	$5,359,404	28,609,995	$286,100	$238,064,947	$(254,480,408)	$(16,129,361)
Issuance of common stock in connection with exercise of warrants	—	—	13,003,414	130,034	1,008,866	—	1,138,900
Issuance of common stock in connection with conversion of stockholder notes and interest	—	—	1,475,258	14,753	1,533,673	—	1,548,426
Issuance of common stock in connection with conversion of senior secured notes and interest	—	—	12,201,461	122,015	7,872,479	—	7,994,494
Sale of common stock, net of issuance costs	—	—	34,466,467	344,665	34,004,060	—	34,348,725
Issuance of vested restricted stock units	—	—	109	1	(1)	—	—
Series A-1 convertible preferred stock dividends and related settlement	1,661	166,133	—	—	(166,133)	—	(166,133)
Conversion of Series A-1 convertible preferred stock to common stock	(68,112)	(5,525,537)	29,358,621	293,586	5,231,951	—	5,525,537
Issuance of restricted common stock to former principals of MTTR, LLC (Note 12)	—	—	7,244,739	72,447	(72,447)	—	—
Stock-based compensation expense	—	—	—	—	2,022,736	—	2,022,736
Net loss	—	—	—	—	—	(25,317,882)	(25,317,882)
Balance at June 30, 2020	—	$—	126,360,064	$1,263,601	$289,500,131	$(279,798,290)	$10,965,442

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(39,758,982)	$(25,317,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,466	473,920
Loss on extinguishment of debt	—	1,896,296
Non-cash interest expense	640,215	235,636
Stock-based compensation	3,482,772	2,022,736
Change in fair value of redemption feature	—	(1,796,982)
Change in fair value of warrant liability	363,476	(74,636)
Impairment of property and equipment	—	527,624
Gain on settlement of lease termination obligation	(552,340)	—
Loss on lease termination	—	680,017
Loss on equity method investment	435,346	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,904,417)	676,564
Other assets	298,523	(84,120)
Operating lease liability	(140,272)	(122,193)
Accounts payable	194,029	900,030
Accrued expenses	(3,532,940)	215,175
Other liabilities	—	55,587
Net cash used in operating activities	(45,263,124)	(19,712,228)

INVESTING ACTIVITIES
Investment in joint venture	—	(900,000)
Net cash used in investing activities	—	(900,000)
FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs	42,514,237	34,739,271
Proceeds from debt	10,000,000	904,200
Payment of debt issuance costs	(8,032)	—
Proceeds from exercise of common stock warrants	3,585,809	1,138,900
Payments of finance lease obligations	(23,098)	(196,959)
Repayment of debt	(3,649,743)	(35,632)
Net cash provided by financing activities	52,419,173	36,549,780
Net increase in cash	7,156,049	15,937,552
Cash at beginning of period	12,535,986	8,015,528
Cash at end of period	$19,692,035	$23,953,080
Supplemental disclosure of cash flow information
Cash paid for interest	$17,915	$910,503
Accrued interest settled by conversion into common stock	$—	$1,531,004
Supplemental schedule of non-cash financing activities:
Senior secured notes principal converted into common stock	$—	$7,033,950
Unsecured notes principal converted into common stock	$—	$977,966
Issuance of exchange notes at estimated fair value	$—	$7,050,206
Issuance of redemption feature at estimated fair value	$—	$8,264,451
Series A-1 convertible preferred stock dividends and related settlement	$—	$166,133
Deferred offering costs and common stock issuance costs in accounts payable and accrued expenses	$82,654	$390,546

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

The Company has been actively monitoring the novel coronavirus (“COVID-19”) pandemic and its impact globally. Given the Company’s current infrastructure needs and current strategy, the Company was able to transition to remote working with limited impact on productivity, as shelter-in-place and similar government orders were imposed. All development activities are currently active in support of the Company’s Biologics License Application (“BLA”) registration program for ONS-5010 for wet age-related macular degeneration (“wet AMD”).

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. Management believes the financial results for the nine months ended June 30, 2021 were not significantly impacted by COVID-19.

2.    Liquidity

The Company has incurred substantial losses and negative cash flows from operations since its inception. As of June 30, 2021, the Company had $10.7 million of principal and accrued interest due under an unsecured promissory note maturing on January 1, 2022, and a $0.9 million loan granted pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which matures on May 2, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

In July 2021, the Company sold 527,216 shares of common stock under its "at-the-market" equity offering program (the "ATM Offering"). The Company generated $1.3 million in net proceeds from the ATM Offering after payment of fees to the sales agent of $43,000.

Management believes that the Company’s existing cash as of June 30, 2021, together with the $1.3 million in net proceeds from the sale of shares of common stock under the ATM Offering in July 2021, will be sufficient to fund its operations through December 2021. Substantial additional financing will be needed by the Company to fund its operations in the future and to commercially develop ONS-5010 and any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities, and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There can be no assurance that these future funding efforts will be successful.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2021 and its results of operations for the three and nine months ended June 30, 2021 and 2020, cash flows for the nine months ended June 30, 2021 and 2020, and convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended June 30, 2021 and 2020. Operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2021. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 23, 2020 and amended on January 28, 2021.

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

Equity method investment

The Company accounts for equity investments where it owns a non-controlling interest, but has the ability to exercise significant influence, under the equity method of accounting. Under the equity method of accounting, the original cost of the investment is adjusted for the Company’s share of equity in the earnings or loss of the equity investee and reduced by dividends and distributions of capital received, unless the fair value option is elected, in which case the investment balance is marked to fair value each reporting period and the impact of changes in fair value of the equity investment are reported in earnings. The Company has not elected the fair value option. The Company assesses its investment for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognize an impairment loss to adjust the investment to its then-current fair value.

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

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(12,196,547)	$(3,014,867)	$(39,758,982)	$(38,952,142)
Common stock outstanding (weighted average)	168,420,675	90,757,825	146,860,652	56,089,036
Basic and diluted net loss per share	$(0.07)	$(0.03)	$(0.27)	$(0.69)

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2021 and 2020, as they would be antidilutive:

	As of June 30,
	2021	2020
Performance-based stock units	2,470	2,470
Stock options	12,110,015	2,238,470
Common stock warrants	5,129,460	7,051,857

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

In January 2020, FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which, generally, provides guidance for investments in entities accounted for under the equity method of accounting. ASU 2020-01 is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods therein. The Company is currently evaluating the impact of adopting this guidance to its consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2021
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$434,248

	September 30, 2020
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$70,772

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and redemption feature for the nine months ended June 30, 2021:

Warrants
Balance at October 1, 2020	$70,772
Change in fair value	363,476
Balance at June 30, 2021	$434,248

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

	June 30, 2021		September 30, 2020
Risk-free interest rate	0.59%		0.24%
Remaining contractual term of warrant	3.6	years	4.4	years
Expected volatility	98.3%		94.7%
Annual dividend yield	—%		—%
Fair value of common stock	$2.49	per share	$0.72	per share

Fair Value of Other Financial Instruments

At June 30, 2021, the carrying values of the PPP loan and unsecured promissory note approximate their respective fair values due to their short duration to maturity.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

5.    Property and Equipment, Net

Property and equipment, net, consists of:

	June 30, 2021	September 30, 2020
Laboratory equipment	$1,067,351	$1,067,351
Less: accumulated depreciation and amortization	(862,820)	(740,102)
	$204,531	$327,249

Depreciation expense was $40,906 and $50,959 for the three months ended June 30, 2021 and 2020, respectively and $122,718 and $178,510 for the nine months ended June 30, 2021 and 2020, respectively.

6.  Other Assets

Other assets consist of:

	June 30, 2021	September 30, 2020
Investment in PRC joint venture	$—	$900,000
Other assets	194,355	394,448
	$194,355	$1,294,448

In connection with the execution of a stock purchase agreement with Syntone Ventures LLC (“Syntone Ventures”), the U.S. based affiliate of Syntone Technologies Group Co. Ltd. (“Syntone PRC”) on May 22, 2020, the Company and Syntone PRC entered into a joint venture agreement pursuant to which they agreed to form a People’s Republic of China (“PRC”) joint venture, Beijing Syntone Biopharma Ltd (“Syntone”), that is 80% owned by Syntone PRC and 20% owned by the Company. As the Company can exert significant influence over, but does not control, Syntone’s operations through voting rights or representation on Syntone’s board of directors, the Company accounts for this investment using the equity method of accounting. Upon formation of Syntone in April 2021, the Company entered into a royalty-free license with Syntone for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

The Company made the initial investment of $900,000 in June 2020 which was included in other assets at September 30, 2020 and upon formation of Syntone in April 2021, the Company reclassified the investment to equity method investment in the accompanying consolidated balance sheets. The Company expects to be required to make an additional capital contribution to Syntone of approximately $2.1 million, which will be made within four years after the establishment date in accordance with the development plan contemplated in the license agreement or on such other terms within such four-year period. The maximum exposure to a loss as a result of the Company’s involvement in Syntone is limited to the initial investment and the future capital contributions of approximately $2.1 million.

7.     Accrued Expenses

Accrued expenses consists of:

	June 30, 2021	September 30, 2020
Compensation	$452,278	$579,618
Severance and related costs	—	9,521
Research and development	2,837,663	2,890,333
Interest payable	10,454	3,691
Professional fees	43,302	132,085
Lease termination obligation	—	3,971,111
Other accrued expenses	148,247	170,951
	$3,491,944	$7,757,310

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

8.    Debt

Debt consists of:

	June 30, 2021	September 30, 2020
Unsecured promissory note	$10,734,986	$—
Paycheck Protection Program term loan	904,200	904,200
Equipment loans	13,042	50,285
Total debt	11,652,228	954,485
Less: unamortized loan costs	(102,803)	—
Total debt, net of unamortized loan costs	11,549,425	954,485
Less: current portion	(11,549,425)	(50,285)
Long-term debt	$—	$904,200

Unsecured promissory note

On November 5, 2020, the Company received $10.0 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million. Debt issuance costs totaling $228,032 are recorded as debt discount and are deducted from the principal in the accompanying consolidated balance sheets. The debt discount is amortized as a component of interest expense over the 14-month term of the underlying debt using the effective interest method. The note bears interest at a rate of 7.5% per annum and matures January 1, 2022. The Company may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment. During the three and nine months ended June 30, 2021, the Company recognized $248,186, and $640,215, respectively, of interest expense related to the unsecured promissory note.

Paycheck Protection Program term loan

On May 4, 2020, the Company received $904,200 in proceeds from a loan granted pursuant to the PPP of the CARES Act. The PPP term loan is evidenced by a promissory note containing the terms and conditions for repayment of the PPP term loan. The PPP term loan provides for an initial six-month deferral of payments and any amount owed on the loan has a two-year maturity (May 2022), with an interest rate of 1% per annum. Commencing October 15, 2021, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize any principal amount outstanding on the PPP term loan as of October 15, 2021 by May 2, 2022. The Company has the right to prepay any amounts outstanding under this loan at any time and from time to time, in whole or in part, without penalty. Aggregate interest expense on the PPP loan for the three and nine months ended June 30, 2021 was $2,279, and $6,763, respectively.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

Aggregate interest expense on the Old Senior Notes and the new senior secured notes for the three and nine months ended June 30, 2020 was $269,437, and $819,498, respectively.

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

During the three months ended December 31, 2019, the remaining unsecured notes with an aggregate carrying amount of $977,966 and accrued interest of $570,460 were exchanged for 1,475,258 shares of the Company’s common stock at an average exchange price of $1.10. As of December 31, 2019, these unsecured notes were no longer outstanding. During the nine months ended June 30, 2020, the Company recognized $12,997 of interest expense related to the unsecured notes. No interest expense related to the unsecured notes was recognized during the three months ended June 30, 2020.

Stockholder notes

	June 30, 2021	September 30, 2020
Restricted stock repurchase notes	$—	$800,000
Common stock repurchase note	—	2,812,500
	—	3,612,500
Less: current portion	—	(3,612,500)
	$—	$—

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

9.     Commitments and Contingencies

Litigation

On July 20, 2020, Laboratorios Liomont S.A. de C.V. (“Liomont”), filed a complaint against the Company in the U.S. District Court of the Southern District of New York alleging certain breach of contract claims under the June 25, 2014 strategic development, license and supply agreement relating to the biosimilar development program for ONS-3010 and ONS-1045 claiming $3,000,000 in damages. On March 30, 2021, the Company entered into a confidential settlement agreement with Liomont, and the complaint was dismissed on April 11, 2021. The Company agreed to make an initial settlement payment of $625,000 that was paid in April 2021; and an additional payment of $750,000, which is contingent upon the occurrence of certain future events.

Leases

Corporate office and warehouse leases

In March 2021, the Company assigned its Monmouth Junction, New Jersey corporate office lease to a third party and as of June 30, 2021, did not have remaining future obligations. Upon assignment, the Company recognized a gain of $10,250. In March 2021, the Company entered into a new three-year term corporate office lease in Iselin, New Jersey which commenced on April 23, 2021. The future minimum lease payments for the new lease total $135,535.

On May 6, 2020, the Company terminated its lease agreement for approximately 66,000 square feet of office, manufacturing and laboratory space located in Cranbury, New Jersey, which previously served as its headquarters, and relocated its corporate office to Monmouth Junction, New Jersey, a site previously used as a warehouse location. The Company’s Monmouth Junction, New Jersey lease was due to mature in September 2021. In consideration for the termination of the Cranbury lease, the Company agreed to make payments to the landlord totaling $981,987, payable in eight monthly installments commencing May 1, 2020. In November 2020 the remaining portion of the liability was paid in full. On September 30, 2020, the lease termination obligation was included in accounts payable on the consolidated balance sheet.

A rollforward of the charges incurred to general and administrative expense for the nine months ended June 30, 2021 is as follows:

	Balance	Expensed / Accrued	Cash	Non-cash	Balance
	October 1, 2020	Expense	Payments	Adjustments	June 30, 2021
Lease termination payments	$356,987	$—	$(356,987)	$—	$—

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The components of lease cost for the three and nine months ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$—	$32,967	$—	$182,967
Interest on lease liabilities	1,210	165,191	3,997	903,278
Total finance lease cost	1,210	198,158	3,997	1,086,245
Operating lease cost	8,413	43,625	95,663	130,875
Total lease cost	$9,623	$241,783	$99,660	$1,217,120

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee are as follows:

	June 30, 2021	September 30, 2020
Operating leases:
Right-of-use asset	$121,197	$166,986
Operating lease liabilities	79,923	187,486
Finance leases:
Right-of-use asset	$—	$—
Financing lease liabilities	49,162	72,260
Weighted-average remaining lease term (years):
Operating leases	2.8	1.0
Finance leases	1.9	2.4
Weighted-average discount rate:
Operating leases	7.5%	9.0%
Finance leases	9.2%	8.5%

Other information related to leases for the nine months ended June 30, 2021 are as follows:

	Nine months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$3,997	$903,278
Operating cash flows from operating leases	147,187	140,625
Financing cash flows from finance leases	23,098	196,959
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$128,473	$—
Finance leases	—	—

Future minimum lease payments under non-cancelable leases as of June 30, 2021 are as follows for the years ending September 30:

	Operating leases	Finance leases
2021 (remaining three months)	$11,522	$7,775
2022	46,652	29,605
2023	27,675	13,149
2024	—	4,383
Total undiscounted lease payments	$85,849	$54,912
Less: Imputed interest	5,926	5,750
Total lease obligations	$79,923	$49,162

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

A roll forward of the charges incurred to general and administrative expense for the nine months ended June 30, 2021 is as follows:

	Balance	Expensed / Accrued	Cash	Non-cash	Balance
	October 1, 2020	Expense	Payments	Adjustments	June 30, 2021
Lease termination payments	$3,971,111	$111,315	$(3,540,336)	$(542,090)	$—

10.    Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Common stock

In February 2021, the Company issued in an underwritten public offering, including partial exercise of the underwriters’ overallotment option, an aggregate of 38,593,767 shares of common stock at a purchase price per share of $1.00 for $35.5 million in net proceeds after payment of underwriter discounts and commissions and other underwriter offering costs. GMS Ventures and Investments (“GMS Ventures”), an affiliate of BioLexis Pte. Ltd. (“BioLexis”), the Company’s largest stockholder and strategic partner, purchased an aggregate of 8,360,000 shares of common stock in the public offering at the public offering price per share. In a separate concurrent private placement, the Company issued 3,000,000 shares of common stock to Syntone Ventures at a purchase price of $1.00 per share for aggregate gross proceeds of $3.0 million.

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

During the nine months ended June 30, 2020, the Company issued 109 shares of common stock upon the vesting of RSUs.

H.C. Wainwright & Co. At-the-Market Offering Agreement

On March 26, 2021, the Company entered into an At-the-Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., as sales agent (“Wainwright” or the “Agent”), under which the Company may issue and sell shares of its common stock from time to time through Wainwright as sales agent. The Company filed a prospectus supplement, dated March 26, 2021, with the Securities and Exchange Commission pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to up to $40.0 million from time to time through Wainwright. The Company incurred financing costs of $197,654 which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the ATM Offering. As of June 30, 2021, $181,763 of such deferred costs are included in other assets on the consolidated balance sheets.

Under the Agreement, the Company pays Wainwright a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the Agreement. The offering of common stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

During the three months ended June 30, 2021, the Company sold 1,207,519 shares of common stock under the ATM Offering and generated $3.2 million in gross proceeds. The Company paid fees to the sales agent of $0.1 million. Refer to Note 13 for shares of common stock sold under the ATM Offering after June 30, 3021.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The amendment to the Series A-1 was deemed an extinguishment for accounting purposes. The excess fair value of common stock received over the net carrying value of the Series A-1 was $10,328,118 and reflected as a deemed dividend in the consolidated statements of operations for purposes of presenting net loss attributable to common stockholders when calculating basic and diluted loss per share. As of June 30, 2021 and September 30, 2020, there were no shares of Series A-1 outstanding.

The Series A-1 accrued dividends at a rate of 10% per annum, compounded quarterly, payable quarterly at the Company’s option in cash or in kind in additional shares of Series A-1. During the nine months ended June 30, 2020, the Company issued 1,661 shares of Series A-1 to settle the related dividends that were due on a quarterly basis.

Common stock warrants

As of June 30, 2021, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

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

During the nine months ended June 30, 2021, warrants to purchase an aggregate of 3,641,507 shares of common stock with a weighted averaged exercise price of $0.9847 were exercised for aggregate gross proceeds to the Company of

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

$3,585,809. In addition, warrants to purchase an aggregate of 397,251 shares of common stock with a weighted averaged exercise price of $1.51875 were exercised on a cashless basis.

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

11.  Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock reserved for issuance under the 2011 Plan is 106,490. As of June 30, 2021, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. Effective with the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”), no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 27,838,019. As of June 30, 2021, 15,558,352 shares remained available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three and nine months ended June 30, 2021 and 2020:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Research and development	$239,231	$915,974	$707,442	$1,064,912
General and administrative	959,153	442,746	2,775,330	957,824
	$1,198,384	$1,358,720	$3,482,772	$2,022,736

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Stock options

As of June 30, 2021, options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2020	3,762,143	$2.01
Granted	8,461,645	0.76
Exercised	—	—
Forfeited or expired	(113,773)	0.77
Balance at June 30, 2021	12,110,015	1.15	9.0	$18,041,745
Vested and exercisable	2,098,726	1.77	8.6	$2,673,290
Vested and expected to vest at June 30, 2021	12,110,015	$1.15	9.0

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the nine months ended June 30, 2021 and 2020 was $0.57 and $0.71 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended June 30,
	2021	2020
Risk-free interest rate	0.40%	1.08%
Expected term (years)	6.01	5.73
Expected volatility	95.4%	89.3%
Expected dividend yield	—	—

As of June 30, 2021, there was $4,988,744 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.64 years.

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year term from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

The following table summarizes the activity related to PSUs during the nine months ended June 30, 2021:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual
	PSUs	Per PSU	Term (Years)
Balance at October 1, 2020	2,470	$49.97
Forfeitures	—	—
Balance at June 30, 2021	2,470	49.97	3.5
Vested and exercisable at June 30, 2021	2,470	49.97	3.5
Vested and expected to vest at June 30, 2021	2,470	$49.97	3.5

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Restricted stock

In connection with the consulting agreements entered into by the Company and four former principals of MTTR, in March 2020, the Company issued an aggregate of 7,244,739 shares of its common stock. Refer to Note 12 for further details on the consulting agreements and terminated strategic partnership agreement. These shares may not be sold until the earlier of  (i) six months following FDA approval of ONS-5010, (ii) the date the Company publicly announces not to pursue development of ONS-5010, (iii) a change in control or (iv) January 2025. In addition, the Company has the right to repurchase the shares for $0.01 per share if the consultant terminates his agreement other than for good reason or the Company terminates the agreement for cause. The repurchase right lapses, in tiered percentages, based upon the completion of enrollment of the Company’s NORSE TWO clinical trial of ONS-5010 by certain dates. The repurchase right may also lapse as to 50% or 100% of the shares if the Company enters into certain agreements pertaining to ONS-5010 that meet certain value thresholds or the Company’s share price meets certain predefined targets. The repurchase right also lapses as to 100% of the shares upon the earliest to occur of (i) filing of the BLA for ONS-5010, (ii) termination of the agreement by the consultant for good reason or by the Company other than for cause, (iii) in the event of disability, or (iv) upon a change in control. As of June 30, 2021, 1,811,184 shares of common stock were vested and not subject to repurchase rights.

The grant date fair value of the restricted shares was $0.54 per share and equal to the closing stock price of the Company’s common stock at the time of grant. Compensation expense is recognized over the shorter of the explicit service period or derived service period, which was determined to be 4.8 years at the time of grant. Compensation expense may be accelerated when certain performance conditions become probable and the corresponding purchase right has lapsed. During the three and nine months ended June 30, 2021, the Company recognized compensation expense related to the restricted stock of $151,764 and $455,293, respectively. During the three and nine months ended June 30, 2020, the Company recognized compensation expense related to the restricted stock of $1,070,404 and $1,149,387, respectively. As of June 30, 2021, there was $2,155,713 of unrecognized compensation expense related to the restricted stock.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

During the three months ended June 30, 2021 and 2020, MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate $271,583 and $242,603, respectively; and $812,808 and $1,023,374 during the nine months ended June 30, 2021 and 2020, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock (Note 11). As of June 30, 2021, and September 30, 2020 an aggregate $90,476 and $89,762, respectively, was due to the former MTTR principals as consultants, which is included in accounts payable in the accompanying consolidated balance sheets.

13.  Subsequent Events

Sales of common stock pursuant to ATM Offering

In July 2021, the Company sold 527,216 shares of common stock under its ATM Offering. The Company generated $1.3 million in net proceeds from the ATM Offering program after payment of fees to the sales agent of $43,000.

Stock options grants

In July 2021, the Company granted 5,000,000 stock options with an average exercise price of $2.42 to the Company’s newly appointed Chief Executive Officer.

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

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a material difference include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 23, 2020, and as amended January 28, 2021, and elsewhere in this report. See “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are a biopharmaceutical company working to develop and launch the first ophthalmic formulation of bevacizumab approved by the U.S. Food and Drug Administration, or FDA, for use in retinal indications. Our goal is to launch directly in the United States as the first and only approved bevacizumab for the treatment of wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO. Our plans also include potentially securing a strategic partner for the United Kingdom, Europe, Japan and other markets.

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

Our clinical program for ONS-5010 in wet AMD involves three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. We reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study, in August 2020. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters BCVA was met and was highly statistically significant and clinically relevant. In the intent-to-treat (ITT) primary dataset, the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23%, and the percentage of patients who gained at least 15 letters who were treated with ONS-5010 was 41% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the secondary per-protocol (PP) dataset (p = 0.04) where the percentages were almost identical, at 24% with ranibizumab and 41% with ONS-5010. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0043). A mean change in BCVA was observed with ranibizumab of 5.8 letters and the mean change with bevacizumab-vikg was 11.2 letters. The results were also statistically significant in the secondary PP dataset

(p = 0.05) with a mean change in letters with ranibizumab of 7.0 letters and with bevacizumab-vikg 11.1 letters. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 are available for the initial ONS-5010 Biologics License Application, or BLA, filing with the FDA. In March 2021 we reported that the results from NORSE THREE provided a positive safety profile for ONS-5010. Accordingly, all three of these clinical trials required for our planned BLA submission in the first quarter of calendar 2022 for wet AMD have been completed.

In addition, we have received agreements from the FDA on three Special Protocol Assessments, or SPAs, for three additional registration clinical trials for our ongoing Phase 3 program for ONS-5010. These SPAs cover the protocols for NORSE FOUR, a registration clinical trial evaluating ONS-5010 to treat BRVO, and NORSE FIVE and NORSE SIX, two registration clinical trials to evaluate ONS-5010 to treat DME. We intend to potentially initiate these studies after the completion of NORSE TWO.

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retinal diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. Off-label use of unapproved bevacizumab is currently estimated to account for at least 50% of all wet AMD treatments in the United States each year. We believe that the results of our ONS-5010 clinical program support our plans to submit for regulatory approval in multiple markets including the United States, United Kingdom, Europe and Japan, as well as other markets. Because there are no approved bevacizumab products for the treatment of retinal diseases in such major markets, we are developing ONS-5010 as a standard BLA and not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of unapproved bevacizumab.

Going Concern

Through June 30, 2021, we have funded substantially all of our operations with $334.9 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our previous collaboration and licensing agreements.

In February 2021, we closed an underwritten public offering of our common stock for net proceeds of $35.5 million. We also entered into a securities purchase agreement with Syntone Ventures LLC, or Syntone Ventures, for the sale of an additional $3.0 million of shares which concurrent private placement closed in February 2021. Following partial exercise of the underwriters’ overallotment option, in a separate concurrent private placement, we entered into a securities purchase agreement with GMS Ventures and Investments, or GMS Ventures, an affiliate of BioLexis Pte. Ltd., our largest stockholder, for additional proceeds of $1.0 million.

In February 2021, warrants to purchase an aggregate of 3,641,507 shares of common stock with a weighted averaged exercise price of $0.9847 were exercised for aggregate gross proceeds of $3.6 million.

In June 2021, we sold 1,207,519 shares of common stock under our "at-the-market" equity offering program (the "ATM Offering"). We generated $3.2 million in gross proceeds from the ATM Offering and paid fees to the sales agent of $0.1 million. In July 2021, we sold an additional 527,216 shares of common stock and generated $1.3 million in net proceeds from the ATM Offering after payment of fees to the sales agent of $43,000.

Our current cash resources of $19.7 million as of June 30, 2021, together with the $1.3 million in net proceeds from the sale of shares of common stock under the ATM Offering in July 2021, will be sufficient to fund our operations through December 2021. We will need to raise substantial additional capital and, if we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements for ONS-5010, we may be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We do not have any products approved for sale and we have only generated revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the nine months ended June 30, 2021, was $39.8 million. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

We have incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2021, we had substantial indebtedness that included $10.7 million of principal and accrued interest under an unsecured promissory note maturing on January 1, 2022, and $0.9 million loan granted pursuant to the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which matures on May 2, 2022. We will need to raise substantial additional capital to fund our planned future operations, commence clinical trials, receive approval for and commercialize ONS-5010, or to develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities, and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The safety, health and well-being of all patients, medical staff and our internal and external teams is paramount and is our primary focus. As shelter-in-place rules evolve in jurisdictions across the country, we are aware that the potential exists for further disruptions to our projected timelines. We are in close communication with our key vendors and are prepared to take action should the pandemic worsen and impact our business in the future.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of any impacts the evolving COVID-19 pandemic may have on our business, operations, financial position and our CMC, clinical and regulatory activities. To the extent the evolving effects of the COVID-19 pandemic adversely affect our business and financial condition, it may also have the effect of heightening many of the other risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020 that we filed with the SEC on December 23, 2020 and amended January 28, 2021.

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

Syntone – PRC Joint Venture

In May 2020, we entered into a joint venture agreement with Syntone Ventures’ People’s Republic of China, or PRC, based-affiliate, pursuant to which we agreed to form a PRC joint venture, Beijing Syntone Biopharma Ltd, that is 80% owned by Syntone Ventures’ PRC-affiliate and 20% owned by us. Upon formation of the PRC joint venture in April 2021, we entered into a royalty-free license with the PRC joint venture for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

We used approximately $0.9 million of the proceeds from the May 2020 private placement to Syntone Ventures to fund our initial capital contribution to the PRC joint venture, and expect to be required to make an additional capital contribution to the PRC joint venture of approximately $2.1 million within the next four years.

Selexis SA

In April 2013 we entered into three commercial license agreements with Selexis S.A., or Selexis, for a perpetual, non-exclusive, worldwide commercial license under the Selexis technology to manufacture, or have manufactured, a recombinant protein produced by a cell line developed using the Selexis technology for clinical testing and commercial sale for our legacy biosimilar product candidates ONS-3010, ONS-1045 (which covers ONS-5010) and ONS-1050 product candidates. We paid an upfront licensing fee to Selexis for each commercial license and also agreed to pay a fixed milestone payment for each licensed product. In addition, we are required to pay a single-digit royalty on a final product-by-final product and country-by-country basis, based on worldwide net sales of such final products by us or any of our affiliates or sub-licensees during the royalty term. At any time during the term, we have the right to terminate our royalty payment obligation by providing written notice to Selexis and paying Selexis a royalty termination fee. The initiation of our Phase 3 clinical program for ONS-5010 triggered a CHF 65,000 (approximately $0.1 million) milestone payment under the commercial license agreement, which we paid in November 2019. As of June 30, 2021, we have paid Selexis an aggregate of approximately $0.4 million under the commercial license agreements.

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

Loss on Equity Method Investment

Loss on equity method investment represents our proportionate share for the period of the net loss of our investee to which the equity method of accounting is applied.

Interest Expense

Interest expense consists of cash paid and non-cash interest expense related to our senior secured notes, and unsecured notes with current and former stockholders, unsecured promissory note, equipment loans, finance leases and other finance obligations.

Gain or Loss on Extinguishment of Debt

Gain or loss on extinguishment of debt consists of modifications to senior secured notes that are deemed to be substantially different from the existing notes and the exchange of senior secured notes for our shares of common stock.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

	Three months ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$8,545,279	$8,488,143	$57,136
General and administrative	2,929,717	3,286,739	(357,022)
Impairment of property and equipment	—	104,296	(104,296)
	11,474,996	11,879,178	(404,182)

Loss from operations	(11,474,996)	(11,879,178)	404,182

Loss on equity method investment	435,346	—	435,346
Interest expense, net	256,873	443,624	(186,751)
Gain on extinguishment of debt	—	(6,164,284)	6,164,284
Change in fair value of warrant liability	29,332	127,506	(98,174)
Loss before income taxes	(12,196,547)	(6,286,024)	(5,910,523)
Income tax benefit	—	(3,271,157)	3,271,157
Net loss	$(12,196,547)	$(3,014,867)	$(9,181,680)

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020
ONS-5010 development	$7,411,262	$6,792,319
Compensation and related benefits	411,695	336,612
Stock-based compensation	239,230	915,974
Other research and development	483,092	443,238
Total research and development expenses	$8,545,279	$8,488,143

Research and development expenses for the three months ended June 30, 2021 remained consistent compared to the three months ended June 30, 2020. A $0.6 million increase in ONS-5010 development costs related to our ongoing activities to support our planned BLA filing for wet AMD were offset by a $0.7 million decrease in stock-based compensation due to the vesting of restricted stock awards in June 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020
Professional fees	$1,162,616	$1,248,157
Compensation and related benefits	305,015	370,431
Stock-based compensation	959,153	442,746
Facilities, fees and other related costs	502,933	1,225,405
Total general and administrative expenses	$2,929,717	$3,286,739

General and administrative expenses for the three months ended June 30, 2021 decreased by $0.4 million compared to the three months ended June 30, 2020. The decrease was primarily due to a $0.7 million loss on lease termination in 2020, decrease in professional fees of $0.1 million and decrease in compensation related costs of $0.1 million, partially offset by a $0.5 million increase in stock-based compensation due to stock options granted in fiscal 2021 to employees and directors.

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

Interest Expense

Interest expense decreased by $0.2 million to $0.3 million for the three months ended June 30, 2021, as compared to $0.5 million for the three months ended June 30, 2020. The decrease was primarily due to termination of the finance lease for our former corporate offices in Cranbury, New Jersey and the reduction of outstanding principal amount of notes and other indebtedness due to exchanges of such indebtedness for shares of our common stock in 2020.

Debt Extinguishment

We recognized a $6.2 million gain on extinguishment of the new secured senior notes during the three months ended June 30, 2020, primarily due to the conversion of the notes into common stock in the third quarter of fiscal 2020 and the resulting write-off of the redemption feature liability as a gain on extinguishment of debt.

Change in Fair Value of Warrant Liability

During the three months ended June 30, 2021 and 2020, the change in fair value of our common stock warrant liability associated with the warrants issued in connection with the senior secured notes originally issued December 2017 was immaterial.

Comparison of Nine Months Ended June 30, 2021 and 2020

	Nine months ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$29,023,253	$18,718,659	$10,304,594
General and administrative	9,267,962	7,580,638	1,687,324
Impairment of property and equipment	—	527,624	(527,624)
	38,291,215	26,826,921	11,464,294

Loss from operations	(38,291,215)	(26,826,921)	(11,464,294)

Loss on equity method investment	435,346	—	435,346
Interest expense, net	666,945	1,737,440	(1,070,495)
Loss on extinguishment of debt	—	1,896,296	(1,896,296)
Change in fair value of redemption feature	—	(1,796,982)	1,796,982
Change in fair value of warrant liability	363,476	(74,636)	438,112
Loss before income taxes	(39,756,982)	(28,589,039)	(11,167,943)
Income tax expense (benefit)	2,000	(3,271,157)	3,273,157
Net loss	$(39,758,982)	$(25,317,882)	$(14,441,100)

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the nine months ended June 30, 2021 and 2020:

	Nine months ended June 30,
	2021	2020
ONS-5010 development	$25,635,197	$15,165,085
Compensation and related benefits	1,165,430	1,029,283
Stock-based compensation	707,442	1,064,912
Other research and development	1,515,184	1,459,379
Total research and development expenses	$29,023,253	$18,718,659

Research and development expenses for the nine months ended June 30, 2021 increased by $10.3 million compared to the nine months ended June 30, 2020. The increase was primarily driven by an increase in ONS-5010 development costs of $10.4 million as we initiated enrollment and completed our NORSE THREE clinical trial in fiscal 2021, and continued the necessary process characterization and manufacturing scale up activities with external partners to support our planned BLA filing for wet AMD. These increased costs were partially offset by a $0.4 million decrease in stock-based compensation due to the vesting of restricted stock awards in June 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the nine months ended June 30, 2021 and 2020:

	Nine months ended June 30,
	2021	2020
Professional fees	$4,107,749	$2,968,390
Compensation and related benefits	863,646	724,498
Stock-based compensation	2,775,330	957,824
Facilities, fees and other related costs	1,521,237	2,929,926
Total general and administrative expenses	$9,267,962	$7,580,638

General and administrative expenses for the nine months ended June 30, 2021, increased by $1.7 million compared to the nine months ended June 30, 2020. The increase was due to a $1.8 million increase in stock-based compensation due to stock options granted in fiscal 2021 to employees and directors, a $1.1 million increase in professional fees, which was primarily related to licensing efforts for ONS-5010, corporate and employment matters and recruitment fees during the period, and $0.6 million in litigation settlement related costs included in facilities, fees and other costs, which increases were partially offset by decreased rent expenses of $0.7 million, a $0.7 million loss recorded from the termination of our former corporate offices lease in Cranbury, New Jersey in May 2020, and a $0.6 million gain recorded from a settlement of a lease termination obligation associated with our terminated lease for an unutilized office and laboratory space in Cranbury, New Jersey.

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

Interest Expense

Interest expense decreased by $1.0 million to $0.7 million for the nine months ended June 30, 2021, as compared to $1.7 million for the nine months ended June 30, 2020. The decrease was primarily due to the termination of the finance lease for our former corporate offices in Cranbury, New Jersey and the reduction of outstanding principal amount of notes and other indebtedness due to exchanges of such indebtedness for shares of our common stock in 2020.

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

Change in Fair Value of Warrant Liability

During the nine months ended June 30, 2021, we recorded a loss of $0.4 million related to an increase in the fair value of our common stock warrant liability associated with the warrants issued in connection with the senior secured notes originally issued December 2017 which resulted from an increase in the price of our common stock.

During the nine months ended June 30, 2020, we recorded a gain of $0.1 million related to the decrease in the fair value of our common stock warrant liability associated with the warrants issued in connection with the senior secured notes originally issued December 2017 which resulted from a decrease in the price of our common stock.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through June 30, 2021, we have funded substantially all of our operations through the receipt of $335.0 million net proceeds from the issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

In November 2020, we received $10.0 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million. The note bears interest at a rate of 7.5% per annum and matures January 1, 2022. We may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment.

In February 2021, we closed an underwritten public offering of our common stock for net proceeds of $35.5 million. We also entered into a securities purchase agreement with Syntone Ventures, for the sale of an additional $3.0 million of shares which concurrent private placement closed in February 2021. Following partial exercise of the underwriters’ overallotment option, in a separate concurrent private placement, we issued an additional $1.0 million of shares of common stock to GMS Ventures at a purchase price of $1.00 per share.

In February 2021, warrants to purchase an aggregate of 3,641,507 shares of common stock with a weighted averaged exercise price of $0.9847 were exercised for aggregate gross proceeds of $3.6 million.

In June 2021, we sold 1,207,519 shares of common stock under our ATM Offering and generated $3.2 million in gross proceeds from the ATM Offering and paid fees to the sales agent of $0.1 million. In July 2021, we sold an additional 527,216 shares of common stock under and generated $1.3 million in net proceeds from the ATM Offering after payment of fees to the sales agent of $43,000.

As of June 30, 2021, we had a cash balance of $19.7 million. In addition, we had substantial indebtedness that included $10.7 million of principal and accrued interest under an unsecured promissory note maturing on January 1, 2022, and a $0.9 million loan granted pursuant to the PPP of the CARES Act, which matures on May 2, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop. We may need substantial additional financing to fund our operations and to commercially develop ONS-5010 or any other product candidate we may develop. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities, and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There can be no assurance that these future funding efforts will be successful. Alternatively, we will be required to, among other things, make further reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

Funding Requirements

We plan to focus in the near term on filing of a BLA with the FDA to support the generation of commercial revenues. We anticipate we will incur net losses and negative cash flow from operations for the foreseeable future. We may not be able to complete the development and initiate commercialization of ONS-5010 if, among other things, if the FDA does not approve our application arising out of our current clinical trials when we expect, or at all, or if we are not able to enter into strategic partnerships for ONS-5010 providing for sufficient funding of our expected commercial and development costs and we are unable to obtain such funding elsewhere.

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

We believe our existing cash as of June 30, 2021 of $19.7 million together with the net proceeds of $1.3 million from the sale of shares of common stock under our ATM Offering in July 2021, is expected to fund our operations through December 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may need to raise substantial additional capital in order to complete our planned ONS-5010 development and commercialization program. We plan to finance our future operations with a combination of proceeds from potential strategic collaborations, sale of the development and commercial rights to our drug product candidates, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine months ended June 30,
	2021	2020
Net cash used in operating activities	$(45,263,124)	$(19,712,228)
Net cash used in investing activities	—	(900,000)
Net cash provided by financing activities	52,419,173	36,549,780

Operating Activities.

During the nine months ended June 30, 2021, we used $45.3 million of cash in operating activities resulting primarily from our net loss of $39.8 million. This use of cash was partially offset by $4.6 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, gain on settlement of lease termination obligation, loss on equity method investment and depreciation and amortization expense. The net cash outflow of $10.1 million from changes in our operating assets and liabilities was primarily due to an increase in prepaid expenses of $6.9 million for prepayments associated with ONS 5010 development costs, a decrease in accrued expenses of $3.5 million primarily due to the settlement of lease termination obligation and payments to sites for accrued costs, and $0.1 million of payments for operating leases. These outflows were partially offset by an increase in accounts payable of $0.3 million and a decrease in other assets of $0.3 million.

During the nine months ended June 30, 2020, we used $19.7 million of cash in operating activities resulting primarily from our net loss of $25.3 million. This use of cash was partially offset by $4.0 million of non-cash items such as change in fair value of redemption feature, non-cash interest expense, stock-based compensation, change in fair value of warrant liability, impairment of property and equipment, loss on extinguishment of debt, loss on lease termination, and depreciation and amortization expense. The change in our operating assets and liabilities of $1.6 million was primarily to an increase in our accounts payable of $0.9 million primarily due to remaining future lease termination payments and increased professional fees and a decrease in prepayments of $0.7 million associated with our ONS 5010 development costs from September 30, 2019.

Investing Activities.

During the nine months ended June 30, 2020, we used cash of $0.9 million in investing activities for the initial investment in Syntone.

Financing Activities.

During the nine months ended June 30, 2021, net cash provided by financing activities was $52.4 million, primarily attributable to $39.5 million in net proceeds from the registered direct offering and concurrent private placements in February 2021 for an aggregate of 42,607,394 shares of our common stock and accompanying 2,116,364 warrants to purchase shares of our common stock, $3.0 million in net proceeds from the sale of common stock under the ATM Offering and $10.0 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million in November 2020. Additionally, we received $3.6 million in net proceeds from common stock warrants exercised. We also made $3.7 million in debt and finance lease obligations payments.

During the nine months ended June 30, 2020, net cash provided by financing activities was $36.5 million, primarily attributable to $9.4 million in net proceeds from the February 2020 registered direct offering and concurrent private placements; $16.0 million in net proceeds from the May 2020 private placement with Syntone Ventures, which closed in June 2020; and $9.3 million in net proceeds from the registered direct offering in June 2020. During the nine months ended June 30, 2020, we received $1.1 million in net proceeds from the exercise of common stock warrants and $0.9 million in proceeds from the PPP loan. We also made $0.2 million in debt and finance lease obligations payments during the nine months ended June 30, 2020.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended June 30, 2021. We have not experienced any material impact to our internal control over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the SEC on March 26, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

OUTLOOK THERAPEUTICS, INC.

Date: August 13, 2021	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer (Principal Financial, and Accounting Officer)