Form 10-K
period 2021-09-30
Outlook Therapeutics, Inc.
filed 2021-12-23
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-37759

OUTLOOK THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3982704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Route 1 South Building F, Suite 320
Iselin, New Jersey	08852
(Address of principal executive offices)	(Zip Code)

(609) 619-3990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OTLK	The Nasdaq Stock Market LLC
Series A Warrants	OTLKW	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of March 31, 2021 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on The Nasdaq Capital Market on that date, was approximately $199.5 million.

As of December 20, 2021, the registrant had outstanding 224,260,602 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2021.

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

Convenience translations between Swiss Francs, or CHF, and U.S. dollars provided herein are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 2021, or CHF 0.9339 = $1.00. We do not represent that CHF were, could have been, or could be, converted into U.S. dollars at such rate or at any other rate.

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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, among others, the following:

●	We have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur significant losses and negative cash flows from operations for at least the next 12 months;
●	We have never generated any revenue from product sales and may never be profitable;
●	We will need to raise substantial additional funding to complete the development of ONS-5010 (LYTENAVA (bevacizumab-vikg)) and support our operations after the planned launch in early 2023 until we are able to generate sufficient revenue. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations;
●	Raising additional capital may cause dilution to our securityholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	We are highly dependent on the success of ONS-5010, our only product candidate in active development, and if ONS-5010 does not successfully complete clinical development or receive regulatory approval, or is not successfully commercialized, our business may be harmed;
●	We may not be successful in our efforts to enter into a strategic partnership for ONS-5010;
●	Due to our limited resources and access to capital, we have, and will continue to need to, prioritize development of certain product candidates; and these decisions may prove to have been wrong and may harm our business. We are currently repaying our recently received Paycheck Protection Program, or PPP, loan, and our application for the PPP loan could in the future be determined to have been impermissible or could result in damage to our reputation;
●	Clinical drug development is a lengthy and expensive process and we may encounter substantial delays in our clinical trials or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities;
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates, and our existing insurance coverage may not be sufficient to satisfy any liability that may arise;
●	The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for ONS-5010 in any of the indications for which we plan to develop it, or any future product candidates, on a timely basis or at all;
●	Any delays in the commencement or completion, or termination or suspension, of our planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects;
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours. Other products may be approved and successfully commercialized before ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates;
●	We currently have no marketing and sales organization. If we are unable to establish sales and marketing capabilities in jurisdictions for which we choose to retain commercialization rights, we may be unable to generate any revenue and will depend on the efforts of our licensing partners, if any;
●	We rely on third parties to manufacture and test ONS-5010, conduct our preclinical and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be harmed;
●	We currently engage single source suppliers for clinical trial services and multiple source suppliers for future drug substance manufacturing, fill-finish manufacturing and product testing of ONS-5010. The loss of any of these suppliers, or any future single source suppliers, could harm our business;

●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts;
●	We may become involved in lawsuits to protect or enforce any future patents, which could be expensive, time-consuming and unsuccessful;
●	If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to prevent competitors from using technologies we consider important in our successful development and commercialization of our product candidates, resulting in loss of any potential competitive advantage our patents may have otherwise afforded us;
●	If we are unable to maintain effective proprietary rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets;
●	If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business;
●	Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations, including at our headquarters in New Jersey and at our clinical trial sites, as well as the business or operations of our manufacturers, contract research organizations (“CROs”) or other third parties with whom we conduct business;
●	We are highly dependent on the services of our key executives and personnel, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer;
●	The trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses; and
●	BioLexis has beneficial ownership of a significant percentage of our common stock, together with its affiliates has the right to designate members of our board of directors proportionate to its ownership, and is able to exert significant control over matters subject to stockholder approval, preventing new investors from influencing significant corporate decisions.

PART I

Item 1. Business

We are a late clinical-stage biopharmaceutical company working to develop and launch the first ophthalmic formulation of bevacizumab approved by the U.S. Food and Drug Administration, or FDA, for use in retinal indications. Our goal is to launch ONS-5010 (LYTENAVA (bevacizumab-vikg)) as the first and only approved ophthalmic bevacizumab directly in the United States, and either directly or through a strategic partner in the United Kingdom, Europe, Japan and other markets for the treatment of wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO.

ONS-5010, our sole product candidate in active clinical development, is an investigational ophthalmic formulation of bevacizumab, which we are developing to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. The study design for our Phase 3 clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019.

Our initial clinical program for ONS-5010 in wet AMD involves three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. All of these clinical trials are now complete. We reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study, in August 2020. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 to ranibizumab (LUCENTIS). Positive results for NORSE TWO were reported in August 2021 and November 2021 and showed that ONS-5010 met its primary and secondary endpoints with highly statistically significant results. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 are available for the initial ONS-5010 Biologics License Application, or BLA, submission with the FDA. In March 2021 we reported that the results from NORSE THREE provided a positive safety profile for ONS-5010.

In addition, we have received agreements from the FDA on three Special Protocol Assessments, or SPAs, for three additional registration clinical trials for our ongoing Phase 3 program for ONS-5010. These SPAs cover the protocols for NORSE FOUR, a registration clinical trial evaluating ONS-5010 to treat BRVO, and NORSE FIVE and NORSE SIX, two registration clinical trials to evaluate ONS-5010 to treat DME. We currently intend to initiate these studies in 2023 following submission and potential approval of our BLA for wet AMD. In November 2021, we began enrolling patients in our NORSE SEVEN clinical trial. The study will compare the safety of ophthalmic bevacizumab in vials versus pre-filled syringes in subjects diagnosed with a retinal condition that would benefit from treatment with intravitreal injection of bevacizumab, including exudative age-related macular degeneration, diabetic macular edema, or branch retinal vein occlusion. Subjects will be treated for three months and the enrollment of subjects in the arm of the study receiving ONS-5010 in vials has been completed.

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retinal diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. If the ONS-5010 clinical program is successful, it will support our plans to submit for regulatory approval in multiple markets beginning in 2022, beginning with the United States and in Europe, to be followed by submissions in other regions as soon as practicable. Because there are no approved ophthalmic bevacizumab products for the treatment of retinal diseases in the major markets, we are developing ONS-5010 as a standard BLA and not using the biosimilar drug development pathway that would be required if Avastin were an approved ophthalmic drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of unapproved bevacizumab. Off-label use of unapproved bevacizumab is currently estimated to account for at least 50% of all wet AMD prescriptions in the United States.

Our Strategy

Our goal is to launch ONS-5010 as the first, and only, approved bevacizumab for ophthalmic use in the United States, United Kingdom, Europe, and other markets. We plan to do this directly in the United States and either directly or through a strategic partner outside of the United States. In order to achieve this goal, we have adopted a streamlined clinical and regulatory strategy to quickly and efficiently complete the process required to submit a BLA with the FDA at the earliest opportunity. The key elements of our strategy include:

●	Leveraging the ophthalmic drug development and commercialization expertise of our leadership team. Members of our executive team have extensive expertise in developing and commercializing treatments for retinal diseases, such as wet AMD. We intend to leverage their collective experience to further the development of, and execute an optimal commercial strategy for, ONS-5010, including potentially licensing rights to ONS-5010 to a strategic partner outside the United States.
●	Engaging with regulatory agencies to establish clear guidelines for potential approval. We have continued our approach to work closely with regulatory authorities to develop and conduct clinical trials that we believe will appropriately support approval of our product candidates if our clinical trials are successful. As an ophthalmic formulation of bevacizumab, we believe ONS-5010 has a well-defined regulatory pathway.
●	Conducting and efficiently executing clinical trials inside and outside of the United States to support potential approval. We have designed our ONS-5010 clinical program to take advantage of reduced costs for clinical trials conducted outside of the United States, as appropriate, such as our NORSE ONE study. We intend to further this strategy, in a manner that will support a BLA submission in the United States at the earliest opportunity for ONS-5010.
●	Reducing and managing costs to minimize additional investment to complete our development programs and plan for a potential commercial launch. We have made the strategic decision to outsource the commercial manufacturing and future clinical trial supply manufacturing for our product candidates. We believe this will significantly reduce future overhead costs not directly related to our ONS-5010 program.

Our Product Candidate Portfolio

We are actively developing ONS-5010 (LYTENAVA (bevacizumab-vikg)) for use in the treatment of retina diseases such as wet AMD, DME and BRVO. We continue to hold the developed market commercialization rights for two legacy biosimilar product candidates, but currently have no plans to further develop these assets.

ONS-5010 — Bevacizumab for Ophthalmic Use

ONS-5010 is an investigational ophthalmic formulation of bevacizumab under development to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. We currently intend to commercialize in both vials and pre-filled syringes, if approved.

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

Previously, we were developing ONS-5010 as a biosimilar of the cancer drug Avastin for use in oncology indications (ONS-1045). In the ONS-1045 program, our bevacizumab met the primary and secondary endpoints in a three-arm single-dose pharmacokinetic, or PK, Phase 1 clinical trial. All the PK endpoints met the bioequivalency criteria of the geometric mean ratios within 90% confidence interval of 80-125% when compared to both U.S.- and E.U.-sourced Avastin reference products. We are developing ONS-5010 as an ophthalmic formulation of bevacizumab for a BLA submission and not using the biosimilar drug development pathway. The following figure demonstrates the concentration-time profile of ONS-

1045, U.S.-licensed Avastin, and E.U.-licensed Avastin as the mean. The vertical line at time zero denotes dosing. These results suggest a high degree of similarity among the three products.

Comparative Potency of ONS-1045 versus Avastin (U.S. and E.U.)

Market Opportunity

Age-related macular degeneration, or AMD, is a common eye condition and a leading cause of vision loss among people age 50 and older. Wet AMD is a form of “late stage” AMD and is also called neovascular AMD. In wet AMD, abnormal blood vessels grow underneath the retina. These vessels can leak fluid and blood, which may lead to swelling and damage of the macula causing vision loss. With wet AMD, abnormally high levels of VEGF are secreted in the eyes. VEGF is a protein that promotes the growth of new abnormal blood vessels. Anti-VEGF injection therapy blocks this growth. Since the advent of anti-VEGF therapy, it has become the standard of care treatment option within the retina community, globally. Wet AMD is a significant disease worldwide, with an estimated prevalence of over 2.9 million patients diagnosed in the United States, European countries and Japan alone in 2020 (GlobalData). Although bevacizumab is not currently FDA-approved for use in treating wet AMD, it is believed that bevacizumab currently accounts for at least 50% of all wet AMD intravitreal injections in the United States, where Avastin is repackaged through compounding pharmacies and prescribed off-label. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label repackaging of bevacizumab including, but not limited to, variability in potency, safety and sterility adverse events and syringe-related adverse events.

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

In BRVO, retinal vein occlusions occur when there is a blockage of veins carrying blood with needed oxygen and nutrients away from the nerve cells in the retina. A blockage in the main vein of the retina is referred to as a central retinal vein occlusion, or CRVO, while a blockage in a smaller vein is called a branch retinal vein occlusion, or BRVO. Per the American Academy of Ophthalmology, retinal vein occlusions are the second most common retinal vascular disorder after diabetic retinopathy. There were an estimated 0.3 million patients with BRVO in the United States, European countries and Japan alone in 2020 (Guidehouse Triangulation of Global Data, Market Scope and Investor Forecasts (2020)).

Annual revenue (worldwide) for anti-VEGF therapies was estimated to be $13.1 billion in 2020 (GlobalData).

Clinical Development Status

The study design for our Phase 3 clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed with the FDA at an end of Phase 2 meeting in April 2018, and we filed our IND with the FDA in the first quarter of calendar 2019. Our registration plans for wet AMD, the initial indication planned for ONS-5010, consists of three clinical trials which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. All three clinical trials have been completed. We reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study, in August 2020. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 to ranibizumab (LUCENTIS) that reported highly statistically significant topline results in August 2021. NORSE THREE is an open-label safety study conducted to ensure the adequate number of safety exposures to ONS-5010 are available for the initial ONS-5010 BLA submission with the FDA.

We have also received agreement from the FDA on three SPAs for three additional registration clinical trials for our ongoing Phase 3 program for ONS-5010. The agreements reached with the FDA on these SPAs cover the protocols for NORSE FOUR, a registration clinical trial to treat BRVO, and NORSE FIVE and NORSE SIX, two registration clinical trials to treat DME. We intend to initiate these studies in 2023 after planned approval of ONS-5010 for wet AMD.

In November 2021, we began enrolling patients in our NORSE SEVEN clinical trial. Patients will be treated for three months and the enrollment of patients in the arm of the study receiving ONS-5010 in vials has been completed. The study will compare the safety of ophthalmic bevacizumab in vials versus pre-filled syringes in subjects diagnosed with a retinal condition that would benefit from treatment with intravitreal injection of bevacizumab, including exudative age-related macular degeneration, diabetic macular edema, or branch retinal vein occlusion.

NORSE ONE

NORSE ONE is designed as a randomized, masked clinical experience trial and serves as the first of our two required registration clinical trials to support our planned BLA submission with the FDA for ONS-5010 for the treatment of wet AMD. A total of 61 treatment naïve and previously treated patients were enrolled in the study at nine sites in Australia and randomized onto treatment arms of ONS-5010 or ranibizumab. The primary endpoint for the study is the difference in proportion of subjects gaining 15 letters of BCVA at Day 330 for ONS-5010 dosed on a monthly basis compared to ranibizumab dosed using the PIER alternative dosing regimen of three monthly doses followed by quarterly dosing.

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

NORSE TWO

NORSE TWO is a masked, randomized, pivotal Phase 3 clinical trial that serves as the second of our two required clinical trials evaluating ONS-5010 against ranibizumab for wet AMD. A total of 227 primarily treatment naïve patients were enrolled at 39 clinical trial sites in the United States. Patients enrolled in the study were randomized to either ONS-5010 or ranibizumab arms and were treated for 11 months. The primary endpoint for the study is the difference in proportion of subjects gaining 15 letters of BCVA at Day 330 for ONS-5010 dosed on a monthly basis compared to ranibizumab dosed using the PIER alternative dosing regimen. We reported topline results for NORSE TWO in August 2021.

The topline results reported from NORSE TWO in August 2021, in addition to the full results reported in November 2021, showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters BCVA was met and was highly statistically significant and clinically relevant. In the intent-to-treat (ITT) primary dataset, the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1%, and the percentage of patients who gained at least 15 letters who were treated with ONS-5010 was 41.7% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the secondary per-protocol (PP) dataset (p = 0.04) where the percentages were almost identical, at 24.7% with ranibizumab and 41.0% with ONS-5010. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0043). A mean change in BCVA was observed with ranibizumab of 5.8 letters and the mean change with bevacizumab-vikg was 11.2 letters. The results were also statistically significant in the secondary PP dataset (p = 0.05) with a mean change in letters with ranibizumab of 7.0 letters and with bevacizumab-vikg 11.1 letters. Results were also positive for the remaining secondary endpoints with 56.5% (p = 0.0016) of ONS-5010 subjects gaining ≥ 10 letters of vision and 68.5% (p = 0.0116) of ONS-5010 subjects gaining ≥ 5 letters of vision.

NORSE THREE

NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 are available for the initial ONS-5010 BLA submission with the FDA. In March 2021 we reported that the results from NORSE THREE provided a positive safety profile for ONS-5010.

NORSE SEVEN

NORSE SEVEN was initiated to support our ongoing development program for delivering ONS-5010 using a pre-filled syringe. It is a three month study designed to compare the safety of ophthalmic bevacizumab in vials versus pre-filled syringes in subjects diagnosed with a retinal condition that would benefit from treatment with intravitreal injection of bevacizumab, including exudative age-related macular degeneration, diabetic macular edema, or branch retinal vein occlusion. A total of 120 patients are expected to be enrolled in the study with 60 patients receiving ONS-5010 packaged in vials and 60 patients receiving ONS packaged in a pre-filled syringe. Subjects will be treated for three months and the enrollment of subjects in the arm of the study receiving ONS-5010 in vials has been completed. The study is expected to be completed in December 2022.

Commercialization, Sales and Marketing

Our commercialization strategy is to maximize the revenue potential of ONS-5010. If approved, we currently intend to launch and market LYTENAVA (bevacizumab-vikg) ourselves in the United States. Outside of the United States, we intend to either market and launch ourselves or work through a strategic partner. We currently own all of the development and commercialization rights to ONS-5010 and have licensed rights only to our joint venture in the People’s Republic of China, or PRC, for the greater China market (see “—Collaboration and License Agreements—Syntone-Private Placement and PRC Joint Venture”). If approved, we believe that LYTENAVA (bevacizumab-vikg) will be entitled to 12 years regulatory exclusivity granted in the United States against biosimilar competition, and up to 10 years in Europe.

For many years, anti-VEGF therapy has been the standard of care for many ophthalmic diseases, including wet AMD, DME and BRVO. However, although multiple branded drugs have been approved for these indications (e.g., LUCENTIS, EYLEA and BEOVU), they are very expensive. Doctors who wish to treat their retinal patients with a less expensive anti-VEGF drug often use bevacizumab. But because there is no FDA-approved ophthalmic formulation of bevacizumab, doctors must use repackaged bevacizumab (Avastin) provided by compounding pharmacists that is not required to meet the standards for ophthalmic use necessary for an approved product. Despite clinicians’ widespread acceptance and use of bevacizumab to treat ophthalmic diseases such as wet AMD, DME and BRVO, no manufacturer has previously sought approval of bevacizumab for these diseases from the FDA.

The repackaged bevacizumab that is provided by compounding pharmacies is not required to meet ophthalmic drug standards and can carry known risks of contamination (including silicone oil droplet contamination from syringes) and inconsistent potency, with potentially severe consequences, as leading retinal societies have reported. For these reasons, the retina community and payors have shown interest in the development of an ophthalmic formulation of bevacizumab that could be an on-label alternative to repackaged bevacizumab from compounding pharmacists.

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

Furthermore, if ONS-5010 is approved and commercialized, we expect that it will be able to help mitigate the high cost of treatment for retinal diseases. Both in the United States and globally, the high cost of treating retinal diseases such as wet AMD, DME and BRVO can result in patients receiving an insufficient number of treatments, or potentially no treatment at all. Our commercial strategy for ONS-5010 includes providing an option as a first-line therapy for retinal diseases including step therapy where an anti-VEGF therapy is indicated. Step therapy is a type of prior authorization for drugs that begins treatment for a medical condition with the most preferred drug therapy and progresses to other therapies only if necessary.

By ensuring the consistent availability of safe, sterile and fully potent on-label bevacizumab for intravitreal injection, at a responsible price, ONS-5010, if approved, has the potential to become the anti-VEGF cornerstone of care for retinal diseases. It may also provide synergies with future long-acting agents and adjunct therapies for advanced treatment of wet AMD, DME and BRVO. ONS-5010 has the potential, if approved and commercialized, to help lower the aggregate costs of treating retinal diseases for the overall healthcare system.

Collaboration and License Agreements

We enter into collaboration and license agreements in the ordinary course of our business. We have in-licensed certain technology from Selexis SA, or Selexis, that we used to research and develop our product candidates. For product candidates developed using the Selexis technology, we enter into commercial license agreements with Selexis that give us rights to commercialize, file investigational new drugs, or INDs and enter into collaborative arrangements with third parties for the further development and commercialization of such biosimilar product candidates. Although we are no longer working on our biosimilar development program, we have licensed rights to these biosimilar product candidates (ONS-3010, ONS-1045 and ONS-1050) in other markets.

MTTR — Strategic Partnership Agreement (ONS-5010)

In February 2018, we entered into a strategic partnership agreement with MTTR LLC, or MTTR, to advise on regulatory, clinical and commercial strategy and assist in obtaining approval of ONS-5010. In January 2020, we agreed to terminate this arrangement and in connection therewith, following receipt of necessary stockholder approval, in March 2020, we issued an aggregate of 7,244,739 shares of our common stock to the four principals of MTTR (who include two of our named executive officers, Mr. Dagnon and Mr. Evanson) pursuant to individual consulting agreements we entered into with each of them, and paid MTTR a one-time settlement fee of $110,000. The consulting agreements also include terms setting the respective compensation arrangements of each of the principals, including for Mr. Dagnon and Mr. Evanson, who have been serving as executive officers since November 2018.

We did not pay Mr. Dagnon or Mr. Evanson any direct compensation as consultants or as employees during the year ended September 30, 2019 nor during the period from October 1, 2019 through March 19, 2020. During this time, Mr. Dagnon and Mr. Evanson were compensated directly by MTTR for services provided to us, including as executive officers. We began compensating Mr. Dagnon and Mr. Evanson directly as consultants effective March 19, 2020. Mr. Dagnon and Mr. Evanson have also agreed to provide consulting services to an affiliate of BioLexis Pte. Ltd. (“BioLexis”) pursuant to a separate arrangement. MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate $1,089,408 and $1,294,089 during the year ended September 30, 2021 and 2020, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock.

Syntone – Private Placement and PRC Joint Venture

In May 2020, we entered into a stock purchase agreement with Syntone Ventures LLC, or Syntone, pursuant to which we sold and issued, in a private placement in June 2020, 16,000,000 shares of our common stock at a purchase price of $1.00 per share, for aggregate gross proceeds of $16.0 million. In connection with the entry into the stock purchase agreement, we entered into a joint venture agreement with Syntone’s PRC-based affiliate, pursuant to which we agreed to form a PRC joint venture that would be 80% owned by Syntone’s PRC-affiliate and 20% owned by us. Upon formation of the PRC joint venture in April 2021, we entered into a royalty-free license with the PRC joint venture for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

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

We were required to pay an upfront licensing fee of CHF 65,000 (approximately $0.1 million) to Selexis for each commercial license and also agreed to pay up to CHF 365,000 (approximately $0.4 million) in milestone payments for each licensed product. In addition, we are required to pay a single-digit royalty on a final product-by-final product and country-by-country basis, based on worldwide net sales of such final products by us or any of our affiliates or sublicensees during the royalty term. The royalty term for each final product in each country is the period commencing from the first commercial sale of the applicable final product in the applicable country and ending on the expiration of the specified patent coverage. At any time during the term, we have the right to terminate our royalty payment obligation by providing written notice to Selexis and paying Selexis a royalty termination fee of CHF 1,750,000 (approximately $1.8 million). The initiation of our Phase 3 clinical program for ONS-5010 in fiscal 2019 triggered a CHF 65,000 (approximately $0.1 million) milestone payment to Selexis under the commercial license agreement, which we paid in November 2019. As of September 30, 2021, we have paid Selexis an aggregate of approximately $0.4 million under the commercial license agreements.

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

Ex-U.S. Collaboration and License Agreements

In addition to pursuing potential strategic collaborations and partnerships for ONS-5010, we have entered into strategic collaborations for our legacy biosimilar drug product candidates that are no longer in active clinical development. Currently, we have a joint participation agreement in place for ONS-3010 with Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, whereby we share any future post-Phase 1 development costs with Huahai, and proportionately share the revenues from commercialization of ONS-3010 in the United States, Canada, European Union, or E.U., Japan, Australia and New Zealand. We could also be required to form a joint venture to further develop and commercialize ONS-3010 with Huahai in the agreed countries, if so, requested by Huahai. However, we do not have any other development and commercialization agreements for the United States or for major ex-U.S. markets, such as the E.U. and Japan.

For emerging markets opportunities, in 2012 and 2013, we established early country-specific partnerships for ONS-3010 and ONS-1045 in China with Huahai, in India with IPCA Laboratories Limited, or IPCA, and in Mexico with Liomont, and in September 2017 we entered into an agreement with BioLexis Pte. Ltd., or BioLexis, our controlling stockholder, providing for the license of rights to ONS-3010 and ONS-1045 in emerging markets excluding China, India and Mexico. The Liomont agreement was terminated in April 2021. To date, these agreements have collectively provided an aggregate of $29.0 million in payments as of September 30, 2021.

Until such time as we may enter into a strategic partnership for ONS-5010, aside from our joint participation agreement in place for ONS-3010 with Huahai, whereby we agreed to share post-Phase 1 clinical development costs, and proportionately share the revenues from commercialization of ONS-3010 in the United States, Canada, E.U. and Japan, among other markets, and under which we could be required to form a joint venture with Huahai for ONS-3010 if so requested by Huahai, we do not have any commercial license or development agreements for the United States or for major ex-U.S. markets, such as the E.U. or Japan. We currently have collaboration and license agreements for smaller ex-U.S. markets and, collectively, such agreements have provided an aggregate of $29.0 million in payments as of September 30, 2021 for our most advanced biosimilar product candidates. Our contracts include agreements with IPCA (for ONS-3010, ONS-1045 and ONS-1050 in India and other regional markets), Liomont (for ONS-3010 and ONS-1045 in Mexico), Huahai (for ONS-3010 and ONS-1045 in China) and BioLexis (for ONS-3010 and ONS-1045 in emerging markets excluding China, India and Mexico). We have also agreed to license ONS-5010 to our PRC-joint venture with Syntone when formed, which is discussed above. Our arrangements with these partners for our biosimilar product candidates generally include a strategic license for a defined territory for agreed biosimilar product candidates and may also include agreements to assist with research and development to assist our contract counterparty in establishing their own mAb research, development and manufacturing capabilities. Under our existing strategic licensing agreements, we generally received an upfront payment upon execution, and have the ability to earn additional regular milestone payments and the right to receive royalties (generally a mid-single digit to low-teens percentage rate) based on net sales in the agreed territory. Our existing agreements to assist with research and development also included an upfront payment upon execution, and we have the ability to earn additional regular milestone payments, and the right to receive royalties (generally a mid-single digit to low-teens percentage rate) based on net sales in the agreed territory.

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

As of September 30, 2021, we have received an aggregate of $5.0 million of payments from IPCA under our various agreements, an aggregate of $3.0 million of payments from Liomont under our various agreements, an aggregate of $16.0 million of payments from Huahai under our various agreements, $10.0 million of which were pursuant to the joint participation agreement, and an aggregate of $5.0 million from BioLexis under our joint development and licensing agreement.

Manufacturing

We are working with FujiFilm Diosynth Biotechnologies, or Fuji, and Ajinomoto Bio-pharma Services, or AjiBio, to provide product manufacturing in current Good Manufacturing Practices, or cGMP, manufacturing facilities. We have also executed a supply agreement for a best-in-class pre-filled ophthalmic syringe, which we believe will provide both ease-of-use for clinicians and add to ONS-5010’s safety profile over the current unapproved therapies that have caused problems related to syringe malfunction, contamination, etc. We will screen other contract manufacturers to meet our clinical, commercial and regulatory supply requirements as needed. For a discussion of risks related to our sources and availability of supplies, please see “Risk Factors—Previously, we manufactured bulk drug substance for preclinical and clinical supplies of our product candidates in our in-house facility. Our business could be harmed if our new contract manufacturer is unable to manufacture our product candidates at the necessary quantity or quality levels,.” and “Risk Factors—We currently engage single source suppliers for clinical trial services and multiple source suppliers for future drug substance manufacturing, fill-finish manufacturing and product testing of ONS-5010. The loss of any of these suppliers, or any future single source suppliers, could harm our business.”

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

Competitive Landscape

Off-label use of bevacizumab (Avastin) is estimated to be at least 50% of the overall market in the United States. The current FDA approved market leaders for the treatment of wet AMD are VEGF inhibitors, including LUCENTIS, EYLEA and BEOVU. Annual revenue (worldwide) for anti-VEGF therapies was estimated to be $13.1 billion in 2020 (Guidehouse Triangulation of Global Data, Market Scope and Investor Forecasts (2020)). Bevacizumab, LUCENTIS, EYLEA and BEOVU are all administered via frequent intravitreal injections directly into the eye. We are developing ONS-5010 as an approved ophthalmic formulation of bevacizumab for the treatment of wet AMD, as well as DME and BRVO.

In addition to the other treatments used in patients with wet AMD, there are various other companies with product candidates in Phase 1, 2 and 3 clinical trials for the treatment of wet AMD. Programs currently in Phase 2 or Phase 3 clinical trials include, but are not limited to:

●	RG7716, a bispecific antibody to both VEGF-A and Ang2 being developed by Hoffman-La Roche AG;
●	SB-11, BYOOVI, ranibizumab biosimlar being developed by Samsung Bioepis Co., Ltd. and Biogen Inc.;
●	FYB-201j, ranibizumab biosimilar being developed by Formycon AG and Bioeq GmbH;

●	Xlucanej, ranibizumab biosimilar being developed by Bausch & Lomb and Xbrane Biopharma AB; and
●	Ranibizumab PDS GR40548, ranibizumab port delivery system being developed by Hoffmann-La Roche AG.

All of these product candidates in clinical development, with the exception of PDS GR40548 which is a refillable port delivery system, use an intravitreal route of administration much like the current standards of care. We believe that ONS-5010 has potential competitive advantages through the familiarity of patients and physicians in using off-label Avastin. We also believe we have reduced the risk in our clinical program by leveraging our prior work in developing a biosmilar drug product candidate for Avastin as a treatment for cancer. However, clinical trial data from other clinical programs may negatively impact our ability to garner future financing or business collaborations, combinations or transactions with other pharmaceutical and biotechnology companies.

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring E.U. oppositions and pending intellectual property rights, preparing litigation strategies in view of the U.S. legislative framework and filing U.S. and international patent applications on technologies, inventions and improvements that are important to our business. As of December 1, 2021, we own two U.S. patents, ten foreign patents, five pending U.S. non-provisional applications, and 41 pending international applications that were nationalized from seven Patent Cooperation Treaty, or PCT, applications, which relate to formulations developed for ONS-3010 and ONS-5010/ONS-1045, methods of antibody purification, methods for purifying antibodies to separate isoforms, methods of use, methods of reducing high molecular weight species, and modulating afucosylated species as well as efficiently determining the amino acid sequence of antibodies. Our first PCT application was nationalized in April 2016 in Australia, Canada, China, Europe, Hong Kong, India, Japan, Mexico and the United States. If granted, patents issuing from these nine applications are expected to expire in 2034, absent any adjustments or extensions. Our second PCT application was nationalized in July 2017 in Europe and the United States. If granted, patents issuing from these two applications are expected to expire in 2036, absent any adjustments or extensions. Our third PCT application was nationalized in June 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2036, absent any adjustments or extensions. Our fourth PCT application was nationalized in July 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our fifth PCT application was nationalized in August 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our sixth PCT application was nationalized in August 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our seventh PCT application was nationalized in October 2020 in Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, Mexico, New Zealand, Russian Federation, Singapore, South Africa and the United States. If granted, patents issuing from these fourteen applications are expected to expire in 2039, absent any adjustments or extensions. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

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

Certain states also impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. Certain states and local governments require the registration of pharmaceutical sales representatives. Additionally, analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. State laws may also apply that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers or other potential referral sources. In addition, certain states require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing. In addition, state and local laws may require the registration of pharmaceutical sales representatives. We may also be subject to state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare Reform

The Affordable Care Act has had, and is expected to continue to have, a significant impact on the healthcare industry. The Affordable Care Act was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the Affordable Care Act expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. There have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing or delaying penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain Affordable Care Act-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. Accordingly, we continue to evaluate the effect that the Affordable Care Act has on our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional Congressional action is taken. However, the novel coronavirus (“COVID-19”) relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

In addition, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The Affordable Care Act, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could harm our future revenues. Further, it is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Employees and Human Capital Resources

As of September 30, 2021, we had nine full-time employees, five of whom were primarily engaged in research and development activities and four of whom have a Ph.D. degree. We also have two part-time consultants, who serve as executive officers. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Corporate Information

We initially incorporated in January 2010 in New Jersey as Oncobiologics, Inc., and in October 2015, we reincorporated in Delaware by merging with and into a Delaware corporation. In November 2018, we changed our name to Outlook Therapeutics, Inc. Our headquarters are located at 485 Route 1 South, Building F Suite 320, Iselin, New Jersey, 08830, and our telephone number at that location is (609) 619-3990. Our website address is www.outlooktherapeutics.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into this Annual Report on Form 10-K.

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

We are a late clinical-stage biopharmaceutical company and we have incurred net losses in each year since our inception in January 5, 2010, including net losses of $53.2 million and $35.2 million for the years ended September 30, 2021 and 2020, respectively.

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

We expect to continue to incur significant expenses and operating losses for at least the next 12 months. We anticipate that our expenses may increase substantially if and as we:

●	prepare to launch and market ONS-5010 (LYTENAVA (bevacizumab-vikg)), if approved;
●	continue the clinical development of ONS-5010;
●	advance ONS-5010 into additional clinical trials;
●	change or add contract manufacturing providers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
●	seek regulatory and marketing approvals for ONS-5010 in the United States and other markets if we successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and for which we retain such rights;
●	seek to identify, assess, acquire or develop other product candidates that may be complementary to ONS-5010;
●	make upfront, milestone, royalty or other payments under any license agreements;
●	seek to create, maintain, protect and expand our intellectual property portfolio;
●	engage in litigation, including patent litigation, with respect to our product candidates;
●	seek to attract and retain skilled personnel;

●	create additional infrastructure to support our operations as a public company and any future commercialization efforts; and
●	experience any delays or encounter issues with any of the above, including but not limited to failed clinical trials, conflicting results, safety issues or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies in order to pursue marketing approval.

Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

We have chosen to not seek forgiveness of our Paycheck Protection Program, or PPP, loan, but our application for the PPP loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On May 4, 2020, we received proceeds of $0.9 million from a loan under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, the CARES Act, which we used to maintain payroll and make lease and utility payments. The PPP loan matures on May 2, 2022 and bears annual interest at a rate of 1% per annum. Commencing October 15, 2021, we started paying the lender equal monthly payments of principal and interest as required to fully amortize by May 2, 2022 any principal amount outstanding on the PPP loan as of October 15, 2021. A portion of the PPP loan may be forgiven upon documentation of expenditures in accordance with the Small Business Administration, or SBA, requirements and in compliance with the CARES Act. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven by the SBA.

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

Although we have received upfront and milestone payments from our license and collaboration agreements for our inactive biosimilar development programs, we have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, ONS-5010 for the treatment of wet age related macular degeneration, or wet AMD, and our other targeted indications, and as appropriate, any of our other product candidates. We currently estimate that we could potentially begin generating revenue from product sales in the first half of calendar 2023, but this depends heavily on our success in many areas, including but not limited to:

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

We will need to raise substantial additional funding to complete the development of ONS-5010 (LYTENAVA (bevacizumab-vikg)) and support our operations after the planned launch in early 2023 until we are able to generate sufficient revenue. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Developing product candidates is an expensive, risky and lengthy process. We are currently advancing ONS-5010 through clinical development. Our expenses may increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, ONS-5010.

As of September 30, 2021, our cash and cash equivalents balance was $14.5 million. We expect that our current cash resources together with the $3.5 million in net proceeds from the sale of shares of common stock under our under its "at-the-market" equity offering program (the "ATM Offering") in October 2021 and November 2021, $10.0 million in net proceeds from issuance of an unsecured promissory note in November 2021, and net proceeds of $54.0 million received in November 2021 from the public offering will be sufficient to fund our operations through the anticipated approval of the ONS-5010 BLA expected in the first calendar quarter of 2023. We will require substantial additional capital to commercialize ONS-5010. Although we continue to pursue discussions with potential strategic partners for ONS-5010, there is no guarantee that we will be successful in reaching any such agreement, nor that such agreement, if successful, will cover the anticipated commercialization costs for ONS-5010. Our operating plan may also change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as through other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs through a combination of equity and debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a securityholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are highly dependent on the success of ONS-5010, our only product candidate in active development, and if ONS-5010 does not successfully receive regulatory approval, or is not successfully commercialized, our business may be harmed.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures in the foreseeable future will be devoted to the advancement of ONS-5010, our only product candidate in active development, through clinical trials and the regulatory approval process, and we also expect that we will need to devote significant effort to the commercialization of ONS-5010 following regulatory approval, if received. We cannot assure you that we will be able to successfully obtain regulatory approval and develop sufficient commercial capabilities for ONS-5010 if and when necessary. Accordingly, our business currently depends heavily on the successful regulatory approval and commercialization of ONS-5010.

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

There can be no assurance that our completed, or planned future, clinical trials of ONS-5010 for wet AMD will ultimately meet the requirements sufficient for us to receive regulatory approval. We have not submitted a biologics license application, or BLA, for any product candidate to the FDA or any comparable application to any other regulatory authority. Obtaining approval from the FDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of ONS-5010 for many reasons, including:

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. We are currently focusing only on one active development program, ONS-5010, and are no longer actively developing ONS-3010, ONS-1045 or the other biosimilar product candidates in our pipeline. We currently do not intend to actively develop such biosimilar product candidates. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect to certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the pharmaceutical industry, our business, financial condition and results of operations could be harmed.

Clinical drug development is a lengthy and expensive process and we may encounter substantial delays in our clinical trials or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

ONS-5010, our only product candidate in active development, will require extensive additional clinical testing before we are prepared to submit an application for regulatory approval for other indications besides wet AMD. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we and any collaboration partners must conduct clinical trials to demonstrate the safety and efficacy of the product candidates in humans.

We cannot guarantee that any future clinical trials will be conducted as planned or completed on schedule, if at all. For example, enrollment in the NORSE ONE and NORSE TWO studies was delayed from our original expectations. We could experience similar enrollment delays in the remaining NORSE trials (FOUR, FIVE, SIX and SEVEN) once they are initiated. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

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

Moreover, if ONS-5010 or any future product candidate is associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit its development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations, if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many biologics that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

In addition, if ONS-5010 or any future product candidate receives marketing approval, and we or others later identify undesirable side effects, a number of potentially significant negative consequences could result, including:

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

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Novartis, which currently markets LUCENTIS and BEOVU and Regeneron, with their product Eylea, all of which have been approved for use in patients with wet AMD. Furthermore, the cancer drug Avastin, sold by Roche, is used off-label in wet AMD patients although it has not been approved for use in these patients. Our ONS-5010 is being developed as an approved alternative to the use of off-label Avastin as well as the much more expensive approved therapies. In addition, these companies and other, smaller, biotechnology and pharmaceutical companies are also developing new treatments for wet AMD and are at various stages of pre-clinical and clinical development.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies, and we also compete against such companies for resources from and in securing partnering arrangements with, such large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop; they may also obtain patent protection that could block our products; and they may obtain regulatory approval, product commercialization and market penetration earlier than we do. Product candidates developed by our competitors may render ONS-5010 and any of our other potential product candidates uneconomical, less desirable or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

Because we are a late clinical-stage biopharmaceutical company, we have found it necessary to enter into alliances with other companies. For example, we entered into a strategic partnership agreement for consulting services for ONS-5010, pursuant to which we paid a monthly fee prior to terminating such arrangement. We have also entered into service agreements for clinical trials, and co-development and license agreements for our biosimilar product candidates, and are pursuing strategic partners for ONS-5010. In the future, we may also find it necessary to form other alliances or joint ventures with major pharmaceutical companies to jointly develop and/or commercialize the inactive biosimilar product candidates in our pipeline and any other product candidates that we may develop. In such alliances, we would expect our collaboration partners to provide substantial capabilities in regulatory affairs, as well as sales and marketing. We may not be successful in entering into any such alliances, including reaching agreement with a potential partner for ONS-5010. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. We may also have disagreements from time to time with our collaboration partners regarding our rights and obligations under such arrangements. For example, one of our contract counterparties for our former biosimilar program filed a complaint claiming breach. See Item 3. “Legal Proceedings.” If we are not able to successfully resolve this or any other disagreements with our contract partners, it could negatively impact our business or reputation. Further, if we are unable to secure or maintain such alliances, we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

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

We continue to pursue discussions for the licensing and/or co-development rights to ONS-5010. We may not be successful in reaching agreements with such parties on terms that are as favorable to our company as we would anticipate. We do not have in place any licensing agreements for commercialization of ONS-5010 and have only licensed ONS-5010 to our PRC-joint venture, for commercialization in greater China. Our current arrangements are for our inactive biosimilar product candidates, and aside from one U.S. arrangement for ONS-3010, are for smaller ex-U.S. markets where we would not otherwise intend to commercialize our biosimilar product candidates, such as China and India, among others. If any entity with whom we enter into a commercialization arrangement fails to exercise commercially reasonable efforts to market and sell our approved products in their respective licensed jurisdictions or are otherwise ineffective in doing so, our business will be harmed and we may not be able to adequately remedy the harm through negotiation, litigation, arbitration or termination of the license agreements.

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

The term “submarine” patent has been used in the pharmaceutical industry and in other industries to denote a patent issuing from a U.S. application with an effective filing date prior to June 8, 1995 that was not published, publicly known or available prior to its grant. Submarine patents add substantial risk and uncertainty to our business. Submarine patents may be issued to our competitors covering our product candidates and thereby cause significant market entry delay, defeat our ability to market our product candidates or cause us to abandon development and/or commercialization of a product candidate.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, which has resulted in travel and other restrictions, including on certain businesses and operations deemed non-essential, to reduce the spread of the disease. As a result of travel restrictions, quarantines, shelter-in-place, social distancing and other similar developments, we implemented work-from-home policies for all our employees. While certain of these restrictions were lifted and phased re-openings occurred, there can be no certainty that such policies will continue, or that new or similar restrictions will not be imposed to address continued spread of disease. These restrictions have impacted not just our headquarters, but also the clinical trial sites where our NORSE TWO and NORSE THREE trials occurred, and we experienced enrollment delays in NORSE TWO as a result of the COVID-19 pandemic. The continuing effects of these orders, government-imposed quarantines and our work-from-home policies, including the uncertainty and changing nature of such restrictions, may negatively impact productivity, disrupt our business and could further delay our ONS-5010 clinical programs and timelines, including manufacturing of our product candidate and supply chain, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Although a substantial amount of our current effort is focused on the potential approval and commercialization of ONS-5010, the long-term success of our business also depends upon our ability to identify, develop and commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our development efforts may fail to yield additional product candidates suitable for clinical development and commercialization for a number of reasons, including but not limited to the following:

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

We are highly dependent on the principal members of our management and scientific and technical staff. The loss of service of any of our management or key scientific and technical staff could harm our business and our prospects in the continued development and commercialization of ONS-5010 and any future product candidates we may develop. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. If we are not able to retain our management and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow our product offering beyond ONS-5010.

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

In the United States, there have been and continue to be a number of legislative initiatives to improve the access to and quality of healthcare, and to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or together, the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, imposed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, added a provision to increase the Medicaid rebate for line extensions or reformulated drugs, established annual fees on manufacturers and importers of certain branded prescription drugs and biologic agents, and promoted a new Medicare Part D coverage gap discount program. The Affordable Care Act also expanded eligibility for Medicaid programs and introduced a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. There have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing or delaying penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain Affordable Care Act-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. Accordingly, we continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, was signed into law, which, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. Additionally, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

In addition, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We currently have limited international operations of our own and have several international collaborations. Doing business internationally involves a number of risks, including but not limited to:

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

BioLexis has beneficial ownership of a significant percentage of our common stock, has the right, together with an affiliate, to designate members to our board of directors proportionate to its ownership, and is able to exert significant control over matters subject to stockholder approval, which could prevent new investors from influencing significant corporate decisions.

As of September 30, 2021, BioLexis beneficially owns 50,965,058 shares of our common stock, and its affiliate GMS Ventures and Investments, or GMS Ventures, owns an additional 11,834,257 shares of common stock and a warrant to acquire 1,230,315 shares of common stock. Accordingly, BioLexis together with its affiliate GMS Ventures collectively beneficially owned approximately 36.0% of our common stock as of such date. Under an investor rights agreement, as amended, with BioLexis and GMS Ventures, BioLexis also currently has the power to designate members of our board of directors proportionate to its holdings, and two of our eight board members were designated by BioLexis. BioLexis’ and GMS Ventures’ interests may not coincide with the interests of other securityholders. BioLexis and GMS Ventures have the ability to influence our company through both its ownership position and representation on our board of directors, which may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our securityholders.

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

We are a “smaller reporting company” and, because we have opted to use the reduced reporting requirements available to us, certain investors may find investing in our securities less attractive.

We are a “smaller reporting company” under the SEC’s disclosure rules, meaning that we have either: (i) a public float of less than $250 million; or (ii) annual revenues of less than $100 million during the most recently completed fiscal year; and no public float; or a public float of less than $700 million.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies. If investors consider our common shares less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common shares and our share price may be more volatile.

We are also a non-accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common shares less attractive because we are not required to comply with the auditor attestation requirements. We cannot predict if investors will find our securities less attractive because we rely on these available exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

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

Pursuant to the 2015 Equity Incentive Plan, or the 2015 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2015 Plan, the number of shares of our common stock reserved for future issuance as of September 30, 2021 was 10,558,352 shares. The number of shares available for future grant under the 2015 Plan also provides for an “evergreen” increase on an annual basis unless our board of directors determines otherwise. In addition, we have reserved shares for issuance under our 2016 Employee Stock Purchase Plan, or the ESPP, which similarly provides for an annual “evergreen” increase unless determined otherwise by our board of directors. If our board of directors does not elect to reduce the annual increases in the number of shares available for future grant under the 2015 Plan or the ESPP, our stockholders may experience additional dilution, which could cause the market price of our securities to fall. We also currently have issued and outstanding a number of warrants to purchase an aggregate of 5,128,832 shares of our common stock, at prices ranging from $0.9535 to $12.00 per share.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are located in Iselin, New Jersey where we occupy approximately 2,711 square feet of office and warehouse space under a lease that expires in March 2024. In March 2021, we assigned our Monmouth Junction, New Jersey corporate office lease to a third party and as of September 30, 2021, did not have remaining future obligations. In May 2020, we terminated our lease agreement for approximately 66,000 square feet of office, manufacturing and laboratory space located in Cranbury, New Jersey, which previously served as our headquarters.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

On July 20, 2020, Laboratorios Liomont S.A. de C.V., or Liomont, filed a complaint against us in the U.S. District Court of the Southern District of New York alleging certain breach of contract claims under our June 25, 2014 strategic development, license and supply agreement relating to the biosimilar development program for ONS-3010 and ONS-1045 claiming $3,000,000 in damages. On March 30, 2021, we entered into a confidential settlement agreement with Liomont and the complaint was dismissed on April 11, 2021. We agreed to make an initial settlement payment of $625,000 that was paid in April 2021; and an additional payment of $750,000, which is contingent upon the occurrence of certain future events.

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

On December 17, 2021, the closing sale price of our common stock was [$1.45], and the closing price of our Series A warrants was [$0.20].

Common Stockholders

As of December 17, 2021, there were approximately [105] stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Series A Warrant Holders

As of December 17, 2021, there was one holder of record of our Series A warrants. The actual number of warrantholders is greater than this number of record holders, and includes warrantholders who are beneficial owners, but whose warrants are held in street name by brokers and other nominees. This number of holders of record also does not include warrantholders whose shares may be held in trust by other entities. As a result of our 1-for-8 reverse stock split that was effected in March 2019, each whole Series A warrant is exercisable for 1/8 of one whole share of our common stock. Each whole Series A warrant has a current exercise price of $1.50, or $12.00 per whole common share, and is exercisable until February 18, 2022. The exercise price and number of shares issuable upon exercise of the Series A warrants may be further adjusted upon the occurrence of certain events, including but not limited to any stock split, stock dividend, extraordinary dividend, recapitalization, reorganization, merger or consolidation. The Series A warrant holders do not have rights or privileges of holders of common stock or any voting rights until they exercise their warrants and receive common stock.

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

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year ended September 30, 2021.

Item 6. Selected Financial Data

As a “Smaller Reporting Company”, this Item and the related disclosure is not required.

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

Our clinical program for ONS-5010 in wet AMD involves three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. We reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study, in August 2020. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters BCVA was met and was highly statistically significant and clinically relevant. In the intent-to-treat (ITT) primary dataset, the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1%, and the percentage of patients who gained at least 15 letters who were treated with ONS-5010 was 41.7% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the secondary per-protocol (PP) dataset (p = 0.04) where the percentages were almost identical, at 24.7% with ranibizumab and 41.0% with ONS-5010. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0043). A mean change in BCVA was observed with ranibizumab of 5.8 letters and the mean change with bevacizumab-vikg was 11.2 letters. The results were also statistically significant in the secondary PP dataset (p = 0.05) with a mean change in letters with ranibizumab of 7.0 letters and with bevacizumab-vikg 11.1 letters. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 are available for the initial ONS-5010 Biologics License Application, or BLA, submission with the FDA. In March 2021 we reported that the results from NORSE THREE provided a positive safety profile for ONS-5010. Accordingly, all three of these clinical trials required for our planned BLA submission in the first quarter of calendar 2022 for wet AMD have been completed.

We have also received agreement from the FDA on three Special Protocol Assessments, or SPAs, for three additional registration clinical trials for our ongoing Phase 3 program for ONS-5010. The agreements reached with the FDA on these SPAs cover the protocols for NORSE FOUR, a registration clinical trial evaluating ONS-5010 to treat BRVO, and NORSE FIVE and NORSE SIX, two registration clinical trials evaluating ONS-5010 to treat DME. We intend to initiate these studies in 2023 after we receive FDA approval of our planned BLA for wet AMD.

Additionally, in November 2021, we began enrolling patients in our NORSE SEVEN clinical trial. The study will compare the safety of ophthalmic bevacizumab in vials versus pre-filled syringes in subjects diagnosed with a retinal condition that would benefit from treatment with intravitreal injection of bevacizumab, including exudative age-related macular degeneration, diabetic macular edema, or branch retinal vein occlusion. Subjects will be treated for three months and the enrollment of subjects in the arm of the study receiving ONS-5010 in vials has been completed.

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

Going Concern Consideration

Through September 30, 2021, we have funded substantially all of our operations with $338.7 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the year ended September 30, 2021 was $53.2 million. We also had a net loss of $35.2 million for the year ended September 30, 2020. We have not generated any revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop.

In October 2021 and November 2021, we sold 1,773,974 shares of common stock under our "at-the-market" equity offering program (the "ATM Offering"). We received $3.6 million in gross proceeds from the ATM Offering and paid fees to the sales agent of $0.1 million.

On November 16, 2021, we received $10.0 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million (the “2021 Note”). The note bears interest at a rate of 9.5% per annum, matures January 1, 2023, and includes an original issue discount of $0.2 million. We may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment.

On November 16, 2021, we also entered into a note amendment (the “Note Amendment”) to a note dated November 4, 2020 (the “2020 Note”) in the original principal amount of $10,220,000. The Note Amendment amended the 2020 Note to, among other things, (i) extend the maturity date to January 1, 2023, (ii) increase the interest rate from 7.5% per annum to 10% per annum beginning on January 1, 2022 and (iii) provide for the lender’s right to redeem some or all of the outstanding balance of the 2020 Note for shares of our common stock beginning July 1, 2022, subject to certain limitations.

In November 2021, we issued in an underwritten public offering, including full exercise of the underwriters’ overallotment option, an aggregate of 46,000,000 shares of common stock at a purchase price per share of $1.25 for $54.0 million in net proceeds after payment of underwriter discounts and commissions and other underwriter offering costs. GMS Ventures and Investments (“GMS Ventures”), an affiliate of BioLexis Pte. Ltd. (“BioLexis”), our largest stockholder and strategic partner, purchased an aggregate of 16,000,000 shares of common stock in the public offering at the public offering price per share. In connection with the underwritten public offering (including the full exercise of the overallotment option) we issued the underwriter warrants to purchase up to an aggregate of 2,100,000 shares of common stock at an exercise price of $1.5625 per share, which warrants have a 5-year term.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Our current cash resources of $14.5 million as of September 30, 2021 together with the $3.5 million in net proceeds from the sale of shares of common stock under our ATM Offering in October 2021 and November 2021, $10.0 million in net proceeds from issuance of the 2021 Note, and net proceeds of $54.0 million received in November 2021 from the public offering are expected to fund our operations through the anticipated approval of the

ONS-5010 BLA expected in the first calendar quarter of 2023, at least one year from the issuance date of this report. We do not anticipate making any material capital expenditures in fiscal 2022 as we believe our facilities and equipment held as of September 30, 2021, are sufficient for at least twelve months subsequent to the date of filing this report.

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

All three of our clinical trials have required to support our planned BLA submission are now complete. To date, we have not experienced any significant COVID-19 disruptions to patient follow-up but the clinical trial protocol accounts for potential delayed or missed visits for any reason, including COVID-19 type interruptions. The FDA has provided guidance in the event of COVID-19 disruptions and we intend to confer with the FDA and follow the appropriate guidance in the event that NORSE TWO experiences an unusually high number of delayed or missed patient visits due to COVID-19.

The safety, health and well-being of all patients, medical staff and our internal and external teams is paramount and is our primary focus. As the pandemic and its resulting restrictions evolve in jurisdictions across the country, we are aware that the potential exists for further disruptions to our projected timelines. We are in close communication with our clinical teams and key vendors and are prepared to take action should the pandemic worsen and impact our business in the future.

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

Collaboration and License Agreements

From time to time, we enter into collaboration and license agreements for the research and development, manufacture and/or commercialization of our products and/or product candidates. These agreements generally provide for non-refundable upfront license fees, development and commercial performance milestone payments, cost sharing, royalty payments and/or profit sharing. We have also licensed rights to our legacy biosimilar product candidates (ONS-3010, ONS-1045 and ONS-1050) in other markets.

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

See also Item 1 “Business—Collaboration and License Agreements—MTTR-Strategic Partnership Agreement (ONS-5010).”

MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate $1,089,408 and $1,294,089 during the years ended September 30, 2021 and 2020, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock.

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

Each of our collaboration and licensing agreements was considered to be a multiple-element arrangement for accounting purposes. We determined that there were two deliverables; specifically, the license to our product candidate and the related research and development services that we were obligated to provide. We concluded that these deliverables should be accounted for as a single unit of accounting and revenue was being recognized on a straight-line basis through the estimated period of completion of our obligations under the agreement. All remaining deferred revenue under our collaboration agreements was fully recognized as of September 30, 2019.

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

Income Taxes

During the year ended September 30, 2020, we sold New Jersey State net operating losses, or NOLs, in the amount of $33.3 million and unused research and development, or R&D, tax credits in the amount of $0.6 million resulting in the recognition of income tax benefits of $3.3 million recorded in our statement of operations. We did not sell any NOLs or unused research and development tax credits during the year ended September 30, 2021.

Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey state NOLs and R&D tax credits) for the net losses we have incurred in each year or on our earned R&D tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2021, we had federal and state NOL carryforwards of $282.4 million and $118.2 million, respectively, that will begin to expire in 2030 and 2039, respectively. As of September 30, 2021, we had federal foreign tax credit carryforwards of $2.4 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2021, we also had federal research and development tax credit carryforwards of $8.1 million and $0.8 million, respectively, which begin to expire in 2032 and 2033, respectively.

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

Results of Operations

Comparison of Years Ended September 30, 2021 and 2020

	Year ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$38,958,010	$26,341,998	$12,616,012
General and administrative	12,768,725	9,971,015	2,797,710
Impairment of property and equipment	—	527,624	(527,624)
	51,726,735	36,840,637	14,886,098

Loss from operations	(51,726,735)	(36,840,637)	(14,886,098)

Loss on equity method investment	46,340	—	46,340
Interest expense, net	936,127	1,756,471	(820,344)
Loss on extinguishment of debt	—	1,896,296	(1,896,296)
Change in fair value of redemption feature	—	(1,796,982)	1,796,982
Change in fair value of warrant liability	452,146	(184,962)	637,108
Loss before income taxes	(53,161,348)	(38,511,460)	(14,649,888)
Income tax expense (benefit)	2,000	(3,271,962)	3,273,962
Net loss	$(53,163,348)	$(35,239,498)	$(17,923,850)

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the years ended September 30, 2021 and 2020:

	Year ended September 30,
	2021	2020
ONS-5010 development	$34,469,098	$21,707,174
Compensation and related benefits	1,560,119	1,392,041
Stock-based compensation	953,328	1,241,945
Other research and development	1,975,465	2,000,838
Total research and development expenses	$38,958,010	$26,341,998

Research and development expenses for the year ended September 30, 2021 increased by $12.6 million compared to the year ended September 30, 2020. We saw a significant increase in ONS-5010 development costs of $12.8 million as we completed NORSE TWO Phase 3 and NORSE THREE Phase 3 clinical trials in fiscal 2021 and continued with our ongoing necessary process characterization and manufacturing scale up activities with external partners to support our planned BLA submission in 2022.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the years ended September 30, 2021 and 2020:

	Year ended September 30,
	2021	2020
Professional fees	$6,038,823	$3,953,660
Compensation and related benefits	1,419,954	998,123
Stock-based compensation	3,933,959	1,565,484
Facilities, fees and other related costs	1,375,989	3,453,748
Total general and administrative expenses	$12,768,725	$9,971,015

General and administrative expenses for the year ended September 30, 2021 increased by $2.8 million compared to the year ended September 30, 2020. The increase was primarily due to a $2.4 million increase in stock-based compensation from equity grants to employees and directors in fiscal year 2021, a $2.1 million increase in professional fees primarily driven by increased recruitment expenses, licensing efforts, commercial consulting, litigation legal costs, and public company consulting costs, and a $0.4 million increase in salary and benefits from increased headcount. These increases were partially offset by a $2.1 million decrease in facilities related costs primarily due to decrease in rent and utilities of $1.0 million, a gain on lease terminations of $0.6 million in 2021 after the assignment of our Monmouth Junction, New Jersey corporate office lease; and a loss on lease termination recorded in 2020 of $0.7 million recognized upon termination of our lease at our former corporate headquarters in Cranbury, New Jersey.

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

Interest Expense, Net

Interest expense, net decreased by $0.8 million to $0.9 million for the year ended September 30, 2021 as compared to $1.8 million for the year ended September 30, 2020. The decrease was primarily due to due to conversion of both secured and unsecured notes in fiscal 2020.

Change in Fair Value of Warrant Liability

During the year ended September 30, 2021, we recorded a loss of $0.5 million related to the increase in the fair value of our common stock warrant liability as a result of the increase in the price of our common stock during the period. During the year ended September 30, 2020, we recorded income of $0.2 million related to the decrease in the fair value of our common stock warrant liability as a result of the decrease in the price of our common stock during the period.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through September 30, 2021, we have funded substantially all of our operations with $338.7 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

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

On November 5, 2020, we received $10.0 million in net proceeds from issuance of an unsecured promissory note, or 2020 Note, with face amount of $10.2 million. The note bears interest at a rate of 7.5% per annum, matures January 1, 2022, and includes an original issue discount of $0.2 million. We may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment. In November 2020, we repaid $3.6 million of unsecured stockholder notes that were due on demand as of September 30, 2020. On November 16, 2021, entered into a note amendment (the “Note Amendment”) which, among other things, (i) extended the maturity date to January 1, 2023, (ii) increased the interest rate from 7.5% per annum to 10% per annum beginning on January 1, 2022 and (iii) provided for the lender’s right to redeem some or all of the outstanding balance of the Note for shares of our common stock beginning July 1, 2022, subject to certain limitations.

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

During the year ended September 30, 2021, warrants to purchase an aggregate of 3,642,138 shares of common stock with a weighted averaged exercise price of $0.9866 were exercised for aggregate gross proceeds of $3.6 million.

During the year ended September 30, 2021, we sold 2,855,190 shares of common stock under our ATM Offering and generated $7.2 million in gross proceeds from the ATM Offering and paid fees to the sales agent of $0.2 million. In October 2021 and November 2021, we sold an additional 1,773,974 shares of common stock under and generated $3.5 million in net proceeds from the ATM Offering after payment of fees to the sales agent of $0.1 million.

On November 16, 2021, we received $10.0 million in net proceeds from issuance of an unsecured promissory note, or 2021 Note, with face amount of $10.2 million. The note bears interest at a rate of 9.5% per annum, matures January 1, 2023, and includes an original issue discount of $0.2 million. We may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment.

In November 2021, we issued in an underwritten public offering an aggregate of 46,000,000 shares of common stock at a purchase price per share of $1.25 for $54.0 million in net proceeds after payment of underwriter discounts and commissions and other underwriter offering costs. GMS Ventures purchased an aggregate of 16,000,000 shares of common stock in the public offering at the public offering price per share. In connection with the underwritten public offering we issued the underwriter warrants to purchase up to an aggregate of 2,100,000 shares of common stock at an exercise price of $1.5625 per share, which warrants have a 5-year term.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2021, we had stockholders’ equity of $4.6 million. In addition, a $10.9 million unsecured promissory note, which bears interest at a rate of 7.5% per annum compounding daily, matures January 1, 2023, as amended, and a $0.9 million loan granted pursuant to the PPP of the CARES Act, which matures on May 2, 2022 are outstanding as of September 30, 2021. Our current cash resources of $14.5 million as of September 30, 2021 together with the $3.5 million in net proceeds from the sale of shares of common stock under our ATM Offering in October 2021 and November 2021 and net proceeds of $54.0 million received in November 2021 from the public offering are expected to fund our operations through the anticipated approval of the ONS-5010 BLA expected in the first calendar quarter of 2023, at least one year from the issuance date of this report. We do not anticipate making any material capital expenditures in fiscal 2022 as we believe our facilities and equipment held at the year ended September 30, 2021 are sufficient for at least twelve months subsequent to the date of filing this report.

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

Cash Flows

The following table summarizes our cash flows for each of the years presented:

	Year ended September 30,
	2021	2020
Net cash used in operating activities	$(54,253,288)	$(31,790,093)
Net cash used in investing activities	—	(900,000)
Net cash provided by financing activities	56,194,626	37,210,551

Operating Activities

During the year ended September 30, 2021, we used $54.3 million of cash in operating activities resulting primarily from our net loss of $53.2 million. This use of cash was partially offset by $6.0 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, gain on settlement of lease termination obligation, loss on equity method investment and depreciation and amortization expense. The net cash outflow of $7.1 million from changes in our operating assets and liabilities was primarily due to an increase in prepaid expenses of $1.7 million for prepayments associated with ONS 5010 development costs, a decrease in accrued expenses of $5.3 million primarily due to the settlement of lease termination obligation and payments to sites for accrued costs, decrease in accounts payable of $0.2 million and $0.2 million of payments for operating leases. These outflows were partially offset by a decrease in other assets of $0.3 million.

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

Financing Activities

During the year ended September 30, 2021, net cash provided by financing activities was $56.2 million, primarily attributable to $39.5 million in net proceeds from the registered direct offering and concurrent private placements in February 2021 for an aggregate of 42,607,394 shares of our common stock and accompanying 2,116,364 warrants to purchase shares of our common stock, $6.8 million in net proceeds from the sale of common stock under the ATM Offering and $10.0 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million in November 2020. Additionally, we received $3.6 million in net proceeds from common stock warrants exercised. We also made $3.7 million in debt and finance lease obligations payments.

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

Description of Indebtedness

In November 2020, we entered into a note purchase agreement with Streeterville Capital, LLC, a Utah limited liability company pursuant to which we issued an unsecured promissory note in the original principal amount of $10.2 million for $10.0 million in cash proceeds. The unsecured note bears interest at a rate of 7.5% per annum compounding daily, matures January 1, 2022, and includes an original issue discount of $0.2 million. We may prepay all or a portion of the unsecured note at any time by paying 105% of the outstanding balance elected for pre-payment. On November 16, 2021, we entered into a note amendment (the “Note Amendment”) which, among other things, (i) extended the maturity date to January 1, 2023, (ii) increased the interest rate from 7.5% per annum to 10% per annum beginning on January 1, 2022 and (iii) provided for the lender’s right to redeem some or all of the outstanding balance of the Note for shares of our common stock beginning July 1, 2022, subject to certain limitations.

On November 16, 2021, we received $10.0 million in net proceeds from issuance of an unsecured promissory note, or 2021 Note, with face amount of $10.2 million. The note bears interest at a rate of 9.5% per annum compounding daily, matures January 1, 2023, and includes an original issue discount of $0.2 million. We may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment.

While the unsecured notes are outstanding, we agreed to keep adequate public information available, maintain our Nasdaq listing, and refrain from undertaking certain “Variable Security Issuances” without the noteholders’ consent, subject to certain limited exempt issuances, in addition to other negative covenants. The unsecured notes provide that in the event of default if we breach our negative covenants under the purchase agreements, undertake certain “Fundamental Transactions” (as defined therein), along with other customary events of default, in addition to providing for a default rate of 14%, the noteholder has the right to increase the outstanding balance by 5%.

Funding Requirements

We plan to focus in the near term on the submission of a Biologics License Application for ONS-5010 with the FDA to support the generation of commercial revenues. We anticipate we will incur net losses and negative cash flow from operations for the foreseeable future. We may not be able to initiate commercialization of ONS-5010 if, among other things, the FDA does not approve our application arising out of our current clinical trials when we expect, or at all, or if we are not able to secure sufficient funding of our expected post-launch commercial costs.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, manufacturing and facility costs, external research and development services, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support the marketing and development of our lead product candidate and any other product candidates we may choose to pursue.

We believe our existing cash and cash equivalents as of September 30, 2021 of $14.5 million together with the $3.5 million in net proceeds from the sale of shares of common stock under our ATM Offering in October 2021 and November 2021 and net proceeds of $54.0 million received in November 2021 from the public offering are expected to fund our operations through the anticipated approval of the ONS-5010 BLA expected in the first calendar quarter of 2023. We do not anticipate making any material capital expenditures in fiscal 2022 as we believe our facilities and equipment held at the year ended September 30, 2021 are sufficient for at least twelve months subsequent to the date of filing this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will need to raise substantial additional capital in order to support our post-launch commercial operations until we generate sufficient revenue. We plan to finance our future operations with a combination of proceeds from potential strategic collaborations, sale of the development and commercial rights to our drug product candidates, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018 13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which removes and modifies some existing disclosure requirements and adds others. ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 on October 1, 2020 and the adoption of this standard did not have a material impact on the Company’s financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “Smaller Reporting Company”, this Item and the related disclosure is not required.

Item 8. Consolidated Financial Statements and Supplementary Data

OUTLOOK THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Outlook Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Outlook Therapeutics, Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of prepaid research and development expenses

As discussed in Note 3 to the consolidated financial statements, research and development costs are expensed as incurred and consist primarily of funds paid to third parties for the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, and regulatory compliance costs. At the end of the reporting period, the Company compares the payments made to third-party service providers to the estimated progress towards completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense related to these costs.

We identified the evaluation of prepaid research and development expenses for a certain contract manufacturing organization (CMO) used by the Company for the production of pre-clinical and clinical trial materials as a critical audit matter. Specifically, evaluating the sufficiency of audit evidence obtained over associated costs incurred for the services provided by the identified CMO required especially subjective auditor judgment due to the nature of evidence available regarding progress towards completion of underlying phases within the statements of work.

The following are the primary procedures we performed to address this critical audit matter. For the selected CMO, we examined (1) statement of work terms, (2) payments, and (3) communications received from the CMO related to the status of underlying phases within the statements of work, and compared them to the Company’s schedule of costs incurred as of year-end. We also confirmed the status of underlying phases within the statements of work directly with the selected CMO. We assessed the sufficiency of audit evidence obtained related to prepaid research and development expenses related to statements of work with the selected CMO by evaluating the cumulative results of the audit procedures.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

December 23, 2021

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$14,477,324	$12,535,986
Prepaid expenses and other current assets	7,030,823	5,407,882
Total current assets	21,508,147	17,943,868

Property and equipment, net	163,625	327,249
Operating lease right-of-use assets, net	111,429	166,986
Equity method investment	853,660	—
Other assets	174,590	1,294,448
Total assets	$22,811,451	$19,732,551

Liabilities, convertible preferred stock and stockholders’ equity

Current liabilities:
Current portion of long-term debt	$904,200	$50,285
Current portion of finance lease liabilities	26,464	29,778
Current portion of operating lease liabilities	42,854	187,486
Stockholder notes	—	3,612,500
Accounts payable	2,196,349	2,394,818
Accrued expenses	1,725,721	7,757,310
Income taxes payable	1,856,629	1,856,629
Total current liabilities	6,752,217	15,888,806

Long-term debt	10,885,854	904,200
Finance lease liabilities	16,018	42,482
Operating lease liabilities	26,995	—
Warrant liability	522,918	70,772
Total liabilities	18,204,002	16,906,260

Commitments and contingencies (Note 10)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding	—	—
Total convertible preferred stock	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 325,000,000 shares authorized; 176,461,628 and 127,183,109 shares issued and outstanding at September 30, 2021 and 2020, respectively	1,764,616	1,271,831
Additional paid-in capital	345,726,087	291,274,366
Accumulated deficit	(342,883,254)	(289,719,906)
Total stockholders' equity	4,607,449	2,826,291
Total liabilities, convertible preferred stock and stockholders' equity	$22,811,451	$19,732,551

See accompanying notes to consolidated financial statements

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended September 30,
	2021	2020
Operating expenses:
Research and development	$38,958,010	$26,341,998
General and administrative	12,768,725	9,971,015
Impairment of property and equipment	—	527,624
	51,726,735	36,840,637
Loss from operations	(51,726,735)	(36,840,637)
Loss on equity method investment	46,340	—
Interest expense, net	936,127	1,756,471
Loss on extinguishment of debt	—	1,896,296
Change in fair value of redemption feature	—	(1,796,982)
Change in fair value of warrant liability	452,146	(184,962)
Loss before income taxes	(53,161,348)	(38,511,460)
Income tax expense (benefit)	2,000	(3,271,962)
Net loss	(53,163,348)	(35,239,498)
Series A-1 convertible preferred stock dividends and related settlement	—	(166,133)
Deemed dividend upon modification of warrants	—	(3,140,009)
Deemed dividend upon amendment of the terms of the Series A-1 convertible preferred stock	—	(10,328,118)
Net loss attributable to common stockholders	$(53,163,348)	$(48,873,758)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.35)	$(0.67)
Weighted average shares outstanding, basic and diluted	152,676,145	72,555,636

See accompanying notes to consolidated financial statements

Outlook Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Convertible Preferred Stock		Stockholders’ Equity (Deficit)
	Series A‑1		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at October 1, 2019	66,451	$5,359,404	28,609,995	$286,100	$238,064,947	$(254,480,408)	$(16,129,361)
Issuance of common stock in connection with exercise of warrants	—	—	13,003,414	130,034	1,008,866	—	1,138,900
Issuance of common stock in connection with conversion of stockholder notes and interest	—	—	1,475,258	14,753	1,533,673	—	1,548,426
Issuance of common stock in connection with conversion of senior secured notes and interest	—	—	12,201,461	122,015	7,872,479	—	7,994,494
Issuance of vested restricted stock units	—	—	109	1	(1)	—	—
Sale of common stock, net of issuance costs	—	—	35,289,512	352,895	34,993,602	—	35,346,497
Issuance of restricted common stock to MTTR, LLC principals (Note 13)	—	—	7,244,739	72,447	(72,447)	—	—
Series A-1 convertible preferred stock dividends and related settlement	1,661	166,133	—	—	(166,133)	—	(166,133)
Conversion of Series A-1 convertible preferred stock to common stock	(68,112)	(5,525,537)	29,358,621	293,586	5,231,951	—	5,525,537
Stock-based compensation expense	—	—	—	—	2,807,429	—	2,807,429
Net loss	—	—	—	—	—	(35,239,498)	(35,239,498)
Balance at September 30, 2020	—	—	127,183,109	1,271,831	291,274,366	(289,719,906)	2,826,291
Issuance of common stock in connection with exercise of warrants	—	—	3,815,935	38,159	3,555,221	—	3,593,380
Sale of common stock, net of issuance costs	—	—	45,462,584	454,626	46,009,213	—	46,463,839
Stock-based compensation expense	—	—	—	—	4,887,287	—	4,887,287
Net loss	—	—	—	—	—	(53,163,348)	(53,163,348)
Balance at September 30, 2021	—	$—	176,461,628	$1,764,616	$345,726,087	$(342,883,254)	$4,607,449

See accompanying notes to consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(53,163,348)	$(35,239,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262,140	554,069
Loss on extinguishment of debt	—	1,896,296
Non-cash interest expense	893,886	235,636
Stock-based compensation	4,887,287	2,807,429
Change in fair value of redemption feature	—	(1,796,982)
Change in fair value of warrant liability	452,146	(184,962)
Impairment of property and equipment	—	527,624
Gain on settlement of lease termination obligation	(552,340)	—
Loss on lease termination	—	680,017
Loss on equity method investment	46,340	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,729,944)	(310,270)
Other assets	298,523	(84,120)
Operating lease liability	(150,346)	(164,686)
Accounts payable	(198,469)	(1,489,760)
Accrued expenses	(5,299,163)	726,332
Income taxes payable	—	(2,805)
Other liabilities	—	55,587
Net cash used in operating activities	(54,253,288)	(31,790,093)

INVESTING ACTIVITIES
Investment in joint venture	—	(900,000)
Net cash used in investing activities	—	(900,000)
FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of issuance costs	46,301,841	35,430,727
Proceeds from debt	10,000,000	904,200
Payment of debt issuance costs	(8,032)	—
Proceeds from exercise of common stock warrants	3,593,380	1,138,900
Payments of finance lease obligations	(29,778)	(215,074)
Repayment of stockholder notes	(3,612,500)	—
Repayment of debt	(50,285)	(48,202)
Net cash provided by financing activities	56,194,626	37,210,551
Net increase in cash	1,941,338	4,520,458
Cash and cash equivalents at beginning of period	12,535,986	8,015,528
Cash and cash equivalents at end of period	$14,477,324	$12,535,986
Supplemental disclosure of cash flow information
Cash paid for interest	$46,239	$913,967
Accrued interest settled by conversion into common stock	$—	$1,531,004
Supplemental schedule of non-cash financing activities:
Senior secured notes principal converted into common stock	$—	$7,033,950
Unsecured notes principal converted into common stock	$—	$977,966
Issuance of exchange notes at estimated fair value	$—	$7,050,206
Issuance of redemption feature at estimated fair value	$—	$8,264,451
Series A-1 convertible preferred stock dividends and related settlement	$—	$166,133
Deferred offering costs and common stock issuance costs in accounts payable and accrued expenses	$—	$84,230

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

The Company has been actively monitoring the COVID-19 pandemic and its impact globally. Given the Company’s current infrastructure needs and current strategy, the Company was able to transition to remote working with limited impact on productivity, as shelter-in-place and similar government orders were imposed. All development activities are currently active in support of the Company’s Biologics License Application (“BLA”) registration program for ONS-5010 for wet age-related macular degeneration (“wet AMD”).

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. Management believes the financial results for the year ended September 30, 2021 were not significantly impacted by COVID-19.

2.     Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $342.9 million as of September 30, 2021. As of September 30, 2021, the Company had $10.9 million of principal and accrued interest due under an unsecured promissory note maturing on January 1, 2023, as amended in November 2021, and a $0.9 million loan granted pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which matures on May 2, 2022. The Company expects to continue to incur significant operational expenses and net losses in the upcoming 12 months. These factors could, without future consideration of the following events, raise substantial doubt about the Company’s ability to continue as a going concern.

In October 2021 and November 2021, the Company sold 1,773,974 shares of common stock under its "at-the-market" equity offering program (the "ATM Offering"). The Company received $3.5 million in net proceeds from the ATM Offering.

On November 16, 2021, the Company received $10.0 million in net proceeds from issuance of an unsecured promissory note with a face amount of $10.2 million. The note bears interest at a rate of 9.5% per annum compounding daily, matures January 1, 2023, and includes an original issue discount of $0.2 million. The Company may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment.

On November 16, 2021, the Company also entered into a note amendment (the “Note Amendment”) to a note dated November 4, 2020 (the “2020 Note”) in the original principal amount of $10.2 million. The Note Amendment amended the 2020 Note to, among other things, (i) extend the maturity date to January 1, 2023, (ii) increase the interest rate from 7.5% per annum to 10% per annum compounding daily beginning on January 1, 2022 and (iii) provide for the lender’s right to redeem some or all of the outstanding balance of the 2020 Note for shares of the Company’s common stock beginning July 1, 2022, subject to certain limitations.

In November 2021, the Company issued in an underwritten public offering of 46,000,000 shares of common stock at a purchase price per share of $1.25 for $54.0 million in net proceeds after payment of underwriter discounts and commissions

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

and other underwriter offering costs. GMS Ventures and Investments (“GMS Ventures”), an affiliate of BioLexis Pte. Ltd. (“BioLexis”), the Company’s largest stockholder and strategic partner, purchased an aggregate of 16,000,000 shares of common stock in the public offering at the public offering price per share. In connection with the underwritten public offering the Company issued the underwriter warrants to purchase up to an aggregate of 2,100,000 shares of common stock at an exercise price of $1.5625 per share, which warrants have a 5-year term.

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s existing cash and cash equivalents as of September 30, 2021 together with the $3.5 million in net proceeds from the sale of shares of common stock under the ATM Offering in October 2021 and November 2021, $10.0 million in net proceeds from issuance of an unsecured promissory note in November 2021, and net proceeds of $54.0 million received in November 2021 from the public offering are expected to fund its operations through the anticipated approval of the ONS-5010 BLA expected in the first calendar quarter of 2023, at least one year from the issuance date of this report. The Company does not anticipate making any material capital expenditures in fiscal 2022 as management believes its facilities and equipment held as of September 30, 2021 are sufficient for at least twelve months subsequent to the date of filing this report.

3.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and Outlook Therapeutics Pty Ltd, its wholly-owned subsidiary incorporated in Australia (the “Subsidiary”). All intercompany accounts and transactions have been eliminated in consolidation. The Company has determined the functional currency of the Subsidiary to be the U.S. dollar. The Company translates assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date. The Company records remeasurement gains and losses on monetary assets and liabilities, such as incentive and tax receivables and accounts payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in the consolidated statements of operations as they occur.

Cash and cash equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and convertible to known cash amounts. At September 30, 2021 and 2020, the Company’s cash equivalents consist of a money market account.

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

At September 30, 2021 and 2020, the Company’s financial instruments included cash, accounts payable, accrued expenses, equipment loans, stockholder notes and the PPP loan under the CARES Act. The carrying amount of accounts payable, accrued expenses, equipment loans, stockholder notes, and the PPP loan approximates fair value due to the short-term maturities of these instruments.

Fair Value of Other Financial Instruments

As of September 30, 2021, the carrying value of the unsecured promissory note of $10.9 million approximates fair value due to the short maturity of this instrument.

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company recognized an impairment charge of $0.5 million during the year ended September 30, 2020, which is described more fully in Note 5.

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the consolidated balance sheet. The Company had no Short-Term Leases as of September 30, 2021.

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

Incentive and tax receivables

The Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of September 30, 2021, the Company’s estimate of the amount of cash refund it expects to receive in 2022 for fiscal 2021 eligible spending as part of this incentive program was $0.1 million. As of September 30, 2020, the Company had a receivable of $0.8 million which was received in fiscal 2021 as part of this incentive program.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. As of September 30, 2021 and 2020, the refundable GST on expenses incurred with Australian vendors was immaterial.

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

Upfront milestone payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered. Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid to Australian vendors pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors. During the years ended September 30, 2021 and 2020, the Company recorded $0.1 million and $0.5 million, respectively, in its consolidated statements of operations related to the cash refund it expected to receive from the Australian research and development tax incentive program.

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

Net loss per share

Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted net loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, performance-based stock options and units, and stock options and non-vested restricted stock unit (“RSU”) awards using the treasury stock method. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares due to the Company’s loss.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2021 and 2020, as they would be antidilutive:

	As of September 30,
	2021	2020
Performance-based stock units	2,470	2,470
Performance-based stock options	1,000,000	—
Stock options	16,110,015	3,762,143
Common stock warrants	5,128,829	7,051,854

Recently issued accounting pronouncements

In August 2018, the FASB issued ASU No. 2018 13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which removes and modifies some existing disclosure requirements and adds others. ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 on October 1, 2020 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2020, FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which, generally, provides guidance for investments in entities accounted for under the equity method of accounting. ASU 2020-01 is effective for all entities with fiscal years beginning after December 15, 2020, including interim periods therein. The Company is currently evaluating the impact of adopting this guidance to its consolidated financial statements.

4.     Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2021
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$522,918

	September 30, 2020
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$70,772

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and redemption feature for the years ended September 30, 2021 and 2020:

		Redemption
	Warrants	Feature
Balance at October 1, 2019	$255,734	$—
Addition of feature on December 20, 2019	—	8,264,451
Change in fair value	(184,962)	(1,796,982)
Write off due to extinguishment of senior secured notes	—	(6,467,469)
Balance at September 30, 2020	70,772	—
Change in fair value	452,146	—
Balance at September 30, 2021	$522,918	$—

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

	September 30,
	2021	2020
Risk-free interest rate	0.62%	0.24%
Remaining contractual term of warrant (years)	3.4	4.4
Expected volatility	124.7%	94.7%
Annual dividend yield	—%	—%
Fair value of common stock (per share)	$2.17	$0.72

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

5.     Property and Equipment

Property and equipment, net, consists of:

	September 30,
	2021	2020
Laboratory equipment	$1,067,351	$1,067,351
Less: accumulated depreciation	(903,726)	(740,102)
	$163,625	$327,249

Depreciation expense for the years ended September 30, 2021 and 2020 was $163,624 and $219,416, respectively.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Impairment Charge

During the year ended September 30, 2020, the Company recorded an impairment charge of $527,624 primarily due to the write-off of assets held for sale after the Company determined that the carrying amount of these assets was not recoverable as result of a lease termination agreement entered into in May 2020. Refer to Note 10 for further details.

6.      Other Assets

Other assets consist of:

	September 30,
	2021	2020
Investment in PRC joint venture	$—	$900,000
Other assets	174,590	394,448
	$174,590	$1,294,448

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

The Company made the initial investment of $900,000 in June 2020 which was included in other assets at September 30, 2020. Upon formation of Syntone in April 2021, the Company reclassified the investment to equity method investment in the accompanying consolidated balance sheets. The Company expects to be required to make an additional capital contribution to Syntone of approximately $2.1 million, which will be made within four years after the establishment date in accordance with the development plan contemplated in the license agreement or on such other terms within such four-year period. The maximum exposure to a loss as a result of the Company’s involvement in Syntone is limited to the initial investment and the future capital contributions of approximately $2.1 million.

7.     Accrued Expenses

Accrued expenses consists of:

	September 30,
	2021	2020
Compensation	$753,808	$579,618
Severance and related costs	—	9,521
Research and development	808,780	2,890,333
Interest payable	12,909	3,691
Professional fees	—	132,085
Lease termination obligation	—	3,971,111
Other accrued expenses	150,224	170,951
	$1,725,721	$7,757,310

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

8.     Stockholder Notes

	September 30,
	2021	2020
Restricted stock repurchase notes	$—	$800,000
Common stock repurchase note	—	2,812,500
	—	3,612,500
Less: current portion	—	(3,612,500)
	$—	$—

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

9.     Debt

Debt consists of:

	September 30,
	2021	2020
Unsecured promissory note	$10,938,145	$—
Paycheck Protection Program term loan	904,200	904,200
Equipment loans	—	50,285
Total debt	11,842,345	954,485
Less: unamortized loan costs	(52,291)	—
Total debt, net of unamortized loan costs	11,790,054	954,485
Less: current portion	(904,200)	(50,285)
Long-term debt	$10,885,854	$904,200

Unsecured promissory note

On November 5, 2020, the Company received $10.0 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million. Debt issuance costs totaling $228,032 are recorded as debt discount and are deducted from the principal in the accompanying consolidated balance sheets. The debt discount is amortized as a component of interest expense over the 14-month term of the underlying debt using the effective interest method. The note bears interest at a rate of 7.5% per annum compounding daily and matures January 1, 2023, as amended on November 16, 2021. Refer to Note 2 for further details on the unsecured promissory note amendment. The Company may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment. During the year ended September 30, 2021, the Company recognized $893,886 of interest expense related to the unsecured promissory note.

Paycheck Protection Program term loan

On May 4, 2020, the Company received $904,200 in proceeds from a loan granted pursuant to the PPP of the CARES Act. The PPP term loan is evidenced by a promissory note containing the terms and conditions for repayment of the PPP term loan. The PPP term loan provides for an initial six-month deferral of payments and any amount owed on the loan has a two-year maturity (May 2022), with an interest rate of 1% per annum. Commencing October 15, 2021, the Company began to pay the lender equal monthly payments of principal and interest as required to fully amortize any principal amount outstanding on the PPP term loan as of October 15, 2021 by May 2, 2022. The Company has the right to prepay any

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

amounts outstanding under this loan at any time and from time to time, in whole or in part, without penalty. Interest expense on the PPP loan for the years ended September 30, 2021 and 2020 was $9,219 and $3,691, respectively.

Equipment loans

The equipment loans bore interest at rates ranging from 12% to 16% with the original term of the loans ranging from one to five years. Minimum monthly payments of principal and interest under the equipment loans were collateralized by the related equipment purchased and an unconditional personal guarantee by the founding stockholder and former chief executive officer. The equipment loans were repaid during the year ended September 30, 2021.

Interest expense on the equipment loans for the years ended September 30, 2021 and 2020 was $3,237 and $8,940, respectively.

Unsecured notes

On March 7, 2019, the Company entered into a forbearance and exchange agreement with Iliad Research and Trading, L.P., a Utah limited partnership (“the Lender”). Concurrent with the execution of this agreement, the Lender purchased two stockholder notes issued by the Company previously in the original principal amount of $1,000,000 with an aggregate outstanding balance as of March 7, 2019 of $1,947,133, including accrued interest. The stockholder notes were accruing interest at the rate of 2.5% per month. The Lender agreed to refrain and forbear from bringing any action to collect under the stockholder notes until March 7, 2020 and to reduce the interest rates currently in effect to 12.0% per annum simple interest during such forbearance period. The Company also agreed to, at Lender’s election, repay or exchange the stockholder notes (or portions thereof) for shares of the Company’s common stock at an exchange rate of $13.44 per share or, beginning September 2019, at 95% of the average of the two lowest closing bid prices in the prior twenty trading days, as applicable.

During the year ended September 30, 2020, the remaining unsecured notes with an aggregate carrying amount of $977,966 and accrued interest of $570,460 were exchanged for 1,475,258 shares of the Company’s common stock at an average exchange price of $1.05. As of September 30, 2020, these unsecured notes were no longer outstanding. Interest expense on the unsecured notes for the year ended September 30, 2020 was $12,997.

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

The new senior secured notes were substantially similar to the Old Senior Notes, as amended through the date of the Exchange Agreement, bore interest at a rate of 12.0% per annum and would have matured December 31, 2020 (subject to extension to June 30, 2021 at the Company’s option upon payment of an extension fee equal to 3% of the outstanding balance and being in compliance with applicable Nasdaq listing requirements). The new senior secured notes were convertible, at the option of the holder, beginning April 1, 2020, into shares of the Company’s common stock at a conversion price equal to 90% of the two lowest closing bid prices in the 20 trading days immediately preceding such conversion, subject to a floor price of $0.232 per share. The conversion feature was determined to be a redemption feature and was bifurcated from the debt instrument. The estimated fair value of the redemption feature was $8,264,451 at issuance (see Note 4). The Exchange Agreement was accounted for as an extinguishment of debt. The Company recognized a loss on extinguishment of convertible senior secured notes for the Exchange Agreement during the year ended September 30, 2020 of $8,060,580, which amount was equal to the excess fair value of the notes and bifurcated redemption feature over the notes’ net carrying value.

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

Aggregate interest expense on the Old Senior Notes and the new senior secured notes for the year ended September 30, 2020 was $819,498.

Future maturities of indebtedness at September 30, 2021 are as follows for the years ending September 30:

2022	$904,200
2023	10,938,145
$11,842,345

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Technology license

The Company entered into a technology license agreement with Selexis that will require milestone payments of $375,011 (based on an exchange rate on September 30, 2021 for converting Swiss Francs to U.S. dollars) to the licensor by the Company upon achievement of certain clinical milestones and pay a single digit royalty on net sales by the Company utilizing such technology. The Company also has the contractual right to buy out the royalty payments at a future date.

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

Leases

Corporate office and warehouse leases

On May 6, 2020, the Company terminated its lease agreement for approximately 66,000 square feet of office, manufacturing and laboratory space located in Cranbury, New Jersey, which previously served as its headquarters, and relocated its corporate office to Monmouth Junction, New Jersey, a site previously used as a warehouse location. In consideration for the termination of the Cranbury lease, the Company agreed to make payments to the landlord totaling $981,987, payable in eight monthly installments commencing May 1, 2020. In connection with the lease termination, the Company recorded a liability of $981,987 at May 11, 2020, the cease-use date, that represented the undiscounted future termination payments as the termination period was less than a year. The Company derecognized the assets and liabilities associated with the financing lease and recorded a charge of $680,017 to general and administrative expense.

In March 2021, the Company assigned its Monmouth Junction, New Jersey corporate office lease to a third party and as of September 30, 2021, did not have remaining future obligations. Upon assignment, the Company derecognized the operating lease right-of-use asset and related operating lease liability and recognized a gain of $10,250.

In March 2021, the Company entered into a new three-year term corporate office lease in Iselin, New Jersey which commenced on April 23, 2021.

At September 30, 2020, the lease termination obligation of $356,987 is included in accounts payable on the consolidated balance sheet. A rollforward of the charges incurred to general and administrative expense for the years ended September 30, 2021 and 2020:

	Balance	Expensed / Accrued	Cash	Non-cash	Balance
	October 1, 2020	Expense	Payments	Adjustments	September 30, 2021

Lease termination payments	$356,987	$—	$(356,987)	$—	$—

	Balance	Expensed / Accrued	Cash	Non-cash	Balance
	October 1, 2019	Expense	Payments	Adjustments	September 30, 2020

Lease termination payments	$—	$981,987	$(625,000)	$—	$356,987
Assets and liabilities derecognition	—	(842,514)	—	842,514	—
Other charges	—	540,544	(540,544)	—	—
Lease termination payments	$—	$680,017	$(1,165,544)	$842,514	$356,987

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Office and laboratory lease termination obligation

In August 2018, the Company entered into a lease termination agreement effective September 1, 2018, to terminate the lease for office and laboratory space in Cranbury, New Jersey which was due to expire in March 2026. In consideration for the termination of the lease, the Company agreed to make payments to the landlord totaling up to $5.8 million, which included (i) $287,615 upon execution of the termination agreement, (ii) $50,000 per month for up to 30 months, commencing September 1, 2018, and (iii) a $4.0 million payment, in any event, on or before February 1, 2021. The Company and landlord agreed that the $174,250 security deposit will be used to pay the 7th, 8th, 9th and a portion of the 10th monthly payments. In November 2020, the Company fully settled the remaining lease termination payments for a one-time cash payment of $3,250,000 and $190,336 security deposit from the terminated Cranbury, New Jersey corporate office lease. Upon settlement, the Company recognized a gain of $542,090 in general and administrative expenses which represented the difference between the carrying value of the liability at the time of settlement and the settlement amounts. At September 30, 2020, the lease termination obligation is included in accrued expenses on the consolidated balance sheets. A rollforward of the charges incurred to general and administrative expense for the years ended September 30, 2021 and 2020 is as follows:

	Balance	Expensed / Accrued	Cash	Non-cash	Balance
	October 1, 2020	Expense	Payments	Adjustments	September 30, 2021

Lease termination payments	$3,971,111	$111,315	$(3,540,336)	$(542,090)	$—

	Balance	Expensed /	Cash	Non-cash	Balance
	October 1, 2019	Accrued Expense	Payments	Adjustments	September 30, 2020
Lease termination payments	$3,909,448	$661,663	$(600,000)	$—	$3,971,111

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

The components of lease cost for the years ended September 30, 2021 and 2020 were as follows:

	Year ended September 30,
	2021	2020
Lease cost:
Amortization of right-of-use assets	$—	$182,967
Interest on lease liabilities	5,093	905,027
Total finance lease cost	5,093	1,087,994
Operating lease cost	106,879	174,500
Total lease cost	$111,972	$1,262,494

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee were as follows:

	September 30,
	2021	2020
Operating leases:
Right-of-use asset	$111,429	$166,986
Operating lease liabilities	69,849	187,486
Finance leases:
Right-of-use asset	$—	$—
Financing lease liabilities	42,482	72,260
Weighted-average remaining lease term (years):
Operating leases	2.6	1.0
Finance leases	1.7	2.4
Weighted-average discount rate:
Operating leases	7.5%	9.0%
Finance leases	9.5%	8.5%

Other information related to leases for the years ended September 30, 2021 and 2020 are as follows:

	Year ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$5,093	$905,027
Operating cash flows from operating leases	158,708	187,500
Financing cash flows from finance leases	29,778	215,074
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$128,473	$—
Finance leases	—	—

Future minimum payments under noncancelable leases at September 30, 2021 are as follows for the years ending September 30:

	Operating leases	Finance leases
2022	$46,652	$29,605
2023	27,675	13,149
2024	—	4,383
Total undiscounted lease payments	$74,327	$47,137
Less: Imputed interest	4,478	4,655
Total lease obligations	$69,849	$42,482

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company matches 100% of the first 3% of employee contributions. The Company assumes all administrative costs of the Plan. For the years ended September 30, 2021 and 2020, the expense relating to the matching contribution was $40,305 and $48,315, respectively.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

11.   Stockholders’ Equity (Deficit)

Common stock

In February 2021, the Company issued in an underwritten public offering an aggregate of 38,593,767 shares of common stock at a purchase price per share of $1.00 for $35.5 million in net proceeds after payment of underwriter discounts and commissions and other underwriter offering costs. GMS Ventures purchased an aggregate of 8,360,000 shares of common stock in the public offering at the public offering price per share. In a separate concurrent private placement, the Company issued 3,000,000 shares of common stock to Syntone Ventures at a purchase price of $1.00 per share for aggregate gross proceeds of $3.0 million.

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

In February 2020, the Company issued, in a registered direct offering, an aggregate of 7,598,426 shares of common stock and, in a concurrent private placement to the same investors, warrants to purchase up to an aggregate of 3,799,213 shares of common stock at a combined purchase price per share and accompanying warrant of $1.016, for approximately $7.7 million in gross proceeds. In the separate concurrent private placement, the Company issued 2,460,630 shares of common stock and warrants to purchase up to an aggregate of 1,230,315 shares of common stock to GMS Ventures at a combined purchase price per share and accompanying warrant of $1.016 for $2.5 million in gross proceeds. The warrants issued are exercisable immediately at an exercise price of $0.9535 per share and will expire four years from the issuance date.

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

On July 16, 2020, the Company received $1.0 million in gross proceeds in connection with a securities purchase agreement entered into on June 22, 2020 with Syntone, in a private placement pursuant to which the Company issued and sold 823,045 shares of its common stock at a purchase price of $1.215 per share.

During the year ended September 30, 2020, the Company issued 109 shares of common stock upon the vesting of RSUs.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2021.

H.C. Wainwright & Co. At-the-Market Offering Agreement

On March 26, 2021, the Company entered into an At-the-Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., as sales agent (“Wainwright” or the “Agent”), under which the Company may issue and sell shares of its common stock from time to time through Wainwright as sales agent. The Company filed a prospectus supplement, dated March 26, 2021, with the Securities and Exchange Commission pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to up to $40.0 million from time to time through Wainwright. The Company incurred financing costs of $197,654 which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the ATM Offering. As of September 30, 2021, $161,997 of such deferred costs are included in other assets on the consolidated balance sheets.

Under the Agreement, the Company pays Wainwright a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the Agreement. The offering of common stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

During the year ended September 30, 2021, the Company sold 2,855,190 shares of common stock under the ATM Offering and generated $7.2 million in gross proceeds. The Company paid fees to the sales agent of $0.2 million.

Common stock warrants

As of September 30, 2021, the Company had the following warrants outstanding to acquire shares of its common stock:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
February 18, 2022		416,035	$12.00
December 22, 2024	(i)	277,128	$12.00
April 13, 2025	(i)	145,686	$12.00
May 31, 2025	(i)	62,437	$12.00
February 24, 2025		172,864	$1.27
February 26, 2024		1,747,047	$0.9535
June 22, 2025		191,268	$1.51875
January 28, 2026		2,116,364	$1.25
		5,128,829

(i)	The warrants were issued in connection with the convertible senior secured notes (see Note 9) and are classified as liabilities on the accompanying consolidated balance sheets as the warrants include cash

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

During the year ended September 30, 2020, warrants to purchase an aggregate of 15,085,240 shares of common stock with a weighted averaged exercise price of $0.232 were exercised (including the warrants exercised by BioLexis on December 26, 2019) for an aggregate 13,003,414 shares of the Company’s common stock; and warrants to purchase an aggregate of 80,797 shares of common stock with a weighted averaged exercise price of $0.08 expired. In aggregate, 10,157,050 of the exercised warrants were April 2019 Warrants, described above, exercised pursuant to the net exercise provisions therein, as amended.

During the year ended September 30, 2021, warrants to purchase an aggregate of 3,642,138 shares of common stock with a weighted averaged exercise price of $0.9866 were exercised for aggregate gross proceeds to the Company of $3,593,380. In addition, warrants to purchase an aggregate of 397,251 shares of common stock with a weighted averaged exercise price of $1.51875 were exercised on a cashless basis and the Company issued 173,797 shares of common stock in connection with these cashless exercises.

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

During the years ended September 30, 2020, the Company issued an additional 1,661 shares of Series A-1 to settle the related dividends that were due on a quarterly basis.

At September 30, 2021 and 2020, there were no shares of Series A-1 outstanding.

13.   Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. As of September 30, 2021, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”) no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 27,838,019. As of September 30, 2021, 10,558,352 shares remained available for grant under the 2015 Plan.

Stock options and RSUs granted under the Company's 2015 Plan generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the years ended September 30, 2021 and 2020:

	Year ended September 30,
	2021	2020
Research and development	$953,328	$1,241,945
General and administrative	3,933,959	1,565,484
	$4,887,287	$2,807,429

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Stock options

The following table summarizes all of the Company’s stock option activity for the years ended September 30, 2020 and 2021:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2019	1,389,999	$3.46
Granted	2,641,621	1.33
Forfeited or expired	(269,477)	2.78
Balance at September 30, 2020	3,762,143	2.01
Granted	12,461,645	1.29
Forfeited or expired	(113,773)	0.76
Balance at September 30, 2021	16,110,015	1.46	9.0	$14,303,576
Vested and exercisable	3,683,874	1.65	8.5	$3,218,406
Vested and expected to vest at September 30, 2021	16,110,015	$1.46	9.0

The aggregate intrinsic value represents the total amount by which the fair market value of the common stock subject to options exceeds the exercise price of the related options.

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

The weighted average grant date fair value of the options awarded to employees and directors for the years ended September 30, 2021 and 2020 was $0.98 and $0.96 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2021	2020
Risk-free interest rate	0.58%	0.66%
Expected term (years)	6.04	5.72
Expected volatility	94.5%	90.5%
Expected dividend yield	—	—

As of September 30, 2021, there was $11,039,997 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 3.3 years.

Performance-based stock options

During the year ended September 30, 2021, the Company granted an officer of the Company share option awards whose vesting is contingent upon meeting company-wide performance goals, including upon the Company raising $100 million on or prior to the last day of the first calendar quarter of 2022, and upon the Company filing the ONS-5010 BLA on or

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

prior to the last day of the second calendar quarter of 2022. The performance stock options were granted “at-the-money” and have contractual lives 10 years.

The fair value of each option grant under the performance share option plan was estimated on the date of grant using the same option valuation model used for nonstatutory options above. Compensation expense for performance-based stock options is only recognized when management determines it is probable that the awards will vest.

A summary of the activity under the performance share option plan as of September 30, 2021, and changes during the year then ended is presented below.

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2020	—	$—
Granted	1,000,000	2.42
Balance at September 30, 2021	1,000,000	2.42	9.8	$—
Vested and exercisable	—	—	—	$—
Vested and expected to vest at September 30, 2021	—	$—	—

The weighted average grant date fair value of the performance stock options awarded for the year ended September 30, 2021 was $1.76 per option. As of September 30, 2021, the Company assessed that the performance conditions were not probable of achievement. The assessment was based on the relevant facts and circumstances, including the Company historical success rate of financing and bringing developmental drug therapies to market and therefore no compensation costs was recognized. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended September 30, 2021
Risk-free interest rate	0.88%
Expected term (years)	5.43
Expected volatility	93.1%
Expected dividend yield	—

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year life from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion. The following table summarizes the activity related to PSUs during the years ended September 30, 2021 and 2020:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual	Aggregate
	PSUs	Per PSU	Term (Years)	Intrinsic Value
Balance at October 1, 2019	2,470	$49.97
Forfeitures	—	—
Balance at September 30, 2020	2,470	—
Forfeitures	—	—
Balance at September 30, 2021	2,470	49.97	3.0	$—
Vested and exercisable at September 30, 2021	2,470	49.97	3.0	$—
Vested and expected to vest at September 30, 2021	2,470	$49.97	3.0	$—

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Restricted stock units

The Company has granted RSUs that generally vest over a period of two to four years from the date of grant. The following table summarizes the activity related to RSUs during the year ended September 30, 2020:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Balance at October 1, 2019	109	$96.00
Vested and settled	(109)	96.00
Balance at September 30, 2020	—	$—

There was no RSU activity during the year ended September 30, 2021.

Restricted stock

In January 2020, in connection with the consulting agreements entered into by the Company and four principals of MTTR,  the Company issued an aggregate of 7,244,739 shares of its common stock. Refer to Note 15 for further details on the consulting agreements and terminated strategic partnership agreement. The shares may not be sold until the earlier of (i) six months following FDA approval of ONS-5010, (ii) the date the Company publicly announces not to pursue development of ONS-5010, (iii) a change in control or (iv) January 2025. In addition, the Company has the right to repurchase the shares for $0.01 per share if the consultant terminates his agreement other than for good reason or the Company terminates the agreement for cause. The repurchase right lapses, in tiered percentages, based upon the completion of enrollment of the Company’s NORSE TWO clinical trial of ONS-5010 by certain dates. The Company achieved full enrollment for NORSE TWO in June 2020. The repurchase right may also lapse as to 50% or 100% of the shares if the Company enters into certain agreements pertaining to ONS-5010 that meet certain value thresholds or the Company’s share price meets certain predefined targets. The repurchase right also lapses as to 100% of the shares upon the earliest to occur of (i) filing of the biologics license application for ONS-5010, (ii) termination of the agreement by the consultant for good reason or by the Company other than for cause, (iii) in the event of disability, or (iv) upon a change in control.

The grant date fair value of the restricted shares was $0.54 per share and equal to the closing stock price of the Company’s common stock at the time of grant. Compensation expense is recognized over the shorter of the explicit service period or derived service period which was determined to be 4.8 years at the time of grant. Compensation expense may be accelerated when certain performance conditions become probable and the corresponding purchase right has lapsed. During the years ended September 30, 2021 and 2020, the Company recognized compensation expense related to the restricted stock of $607,060 and $1,301,152, respectively. As of September 30, 2021, there was $2,003,948 of unrecognized compensation expense related to the restricted stock.

14.   Collaboration Arrangements

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

In November 2018, the board of directors of the Company appointed Mr. Terry Dagnon as Chief Operating Officer, and Mr. Jeff Evanson as Chief Commercial Officer. Both Mr. Dagnon and Mr. Evanson initially provided services to the Company pursuant to the February 2018 strategic partnership agreement with MTTR, as amended. Mr. Dagnon and Mr. Evanson were both principals in MTTR. The Company did not pay Mr. Dagnon or Mr. Evanson any direct compensation as consultants or as employees during the period from October 1, 2019 through March 19, 2020. Both Mr. Dagnon and Mr. Evanson were compensated directly by MTTR for services provided to the Company as the Company's Chief Operating Officer and Chief Commercial Officer, respectively, pursuant to the strategic partnership agreement until such agreement, as amended, was terminated effective March 19, 2020. The Company began compensating Mr. Dagnon and Mr. Evanson directly as consultants effective March 19, 2020 pursuant to their respective consulting agreements with the Company, which became effective March 19, 2020 following stockholder approval of the share issuances contemplated therein. Mr. Dagnon and Mr. Evanson have also agreed to provide consulting services to an affiliate of BioLexis pursuant to a separate arrangement.

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

MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate $1,089,408 and $1,294,089 during the years ended September 30, 2021 and 2020, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock (Note 13). As of September 30, 2021 and 2020, an aggregate $89,762 due to the former MTTR principals as consultants is included in accounts payable in the accompanying consolidated balance sheets.

For other related party transactions during the years ended September 30, 2021 and 2020, refer to the Stockholder Notes (Note 8).

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

16.   Income Taxes

Income tax benefit for the years ended September 30, 2021 and 2020 consists of the following:

	Year ended September 30,
	2021	2020
State tax	$2,000	$(3,269,157)
Foreign tax provision	—	(2,805)
	$2,000	$(3,271,962)

During the year ended September 30, 2020, the Company sold New Jersey State net operating losses (“NOLs”) in the amount of $33,335,492, and unused research and development tax credits in the amount of $555,410 resulting in the recognition of income tax benefits of $3,271,157 recorded in the Company’s statement of operations. The Company did not sell any NOLs or unused research and development tax credits during the year ended September 30, 2021.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended September 30,
	2021	2020
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.0)	(6.6)
Sale of New Jersey net operating losses	—	(6.7)
Net operating loss	1.9	6.2
Deferred true-up	—	26.8
Permanent differences	0.4	(0.3)
Research and development credit	(3.7)	3.3
Change in valuation allowance	30.7	(10.0)
Other	(1.3)	(0.2)
Effective income tax rate	(0.0)%	(8.5)%

The tax effects of the temporary differences that gave rise to deferred taxes were as follows:

	September 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$67,778,970	$54,836,227
Stock-based compensation	2,168,228	795,216
Lease liability	31,577	52,702
Research and development credit carryforward	8,842,001	6,892,133
Foreign tax credits	2,357,309	2,357,309
Accruals and others	348,605	307,745
Gross deferred tax assets	81,526,690	65,241,332
Less: valuation allowance	(81,449,372)	(65,102,402)
	77,318	138,930
Deferred tax liabilities:
Property and equipment	(45,995)	(91,990)
Right-of-use Assets	(31,323)	(46,940)
Net deferred tax assets	$—	$—

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

As of September 30, 2021, the Company has approximately $282.4 million and $118.2 million of U.S. federal and New Jersey NOLs that will begin to expire in 2030 and 2039, respectively. As of September 30, 2021, the Company has federal and state research and development tax credit carryforwards of $8.1 million and $0.8 million, respectively, available to reduce future tax liabilities which will begin to expire in 2032 and 2033, respectively. As of September 30, 2021, the Company has federal foreign tax credit (“FTC”) carryforwards of $2.4 million available to reduce future tax liabilities which will begin to expire starting in 2023, of which $1.9 million of the FTC carryforward is included in the balance of unrecognized tax benefits. Realization of the deferred tax asset is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax asset does not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets as of September 30, 2021 and 2020. The valuation allowance increased $16.3 million during the year ended September 30, 2021 and decreased $3.9 million during the year ended September 30, 2020.

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

In December 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. These changes include a federal statutory rate reduction from 34% to 21% effective for tax years beginning after December 31, 2017, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. For the fiscal years ended September 30, 2021 and 2020 the federal tax rate is 21.0%. The Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of the Company's foreign subsidiaries to U.S. taxation as global intangible low-taxed income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended September 30,
	2021	2020
Balance at beginning of year	$1,856,629	$1,859,434
Changes based on tax positions related to the current year	—	(2,805)
Balance at end of year	$1,856,629	$1,856,629

The Company does not anticipate material change in the unrecognized tax benefits in the next 12 months. These unrecognized tax benefits, if recognized, would affect the annual effective tax rate. The Company’s income tax returns for the years from 2011 through 2020 remain open for examination by the Internal Revenue Service as well as various states and municipalities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective as of September 30, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of September 30, 2021.

As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of the Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2021 Proxy Statement, no later than January 31, 2022, and certain information to be included in the 2021 Proxy Statement is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item is to be included in our 2022 Proxy Statement under the section entitled “Executive Compensation” and is incorporated herein by reference, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required with respect to equity compensation plans is to be included in our 2022 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2022 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, provided that if the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is to be included in our 2022 Proxy Statement under the sections entitled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and is incorporated herein by reference, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services

The information required by this item is to be included in our 2022 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on March 26, 2021).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).

3.6	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 29, 2016).

3.7	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on March 26, 2021).

4.1	Description of Registrant’s securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended September 30, 2020).

10.1#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

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

10.31

Engagement Letter dated June 2, 2020 by and between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC June 23, 2020).

10.32	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC June 23, 2020).

10.33

Lease Termination Agreement dated May 6, 2020 between the Registrant and Cedar Brooke Corporate Center, LP (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q filed with the SEC August 14, 2020).

10.34

Note Purchase Agreement dated November 4, 2020, between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC November 6, 2020).

10.35

Promissory Note dated November 4, 2020 between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC November 6, 2020).

10.36

Note Purchase Agreement dated November 16, 2021, between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC November 16, 2021).

10.37

Promissory Note dated November 16, 2021, between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC November 16, 2021).

10.38

Note Amendment dated November 16, 2021, between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC November 16, 2021).

10.39

Securities Purchase Agreement dated January 28, 2021, between the Registrant and Syntone Ventures LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 2, 2021).

10.40

At The Market Offering Agreement between the Company and H.C. Wainwright & Co. dated March 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 26, 2021).

10.41	Form of underwriter warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 2, 2021).

10.42

Securities Purchase Agreement, dated February 9, 2021, by and between the Company and GMS Ventures and Investments (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on February 11, 2021).

10.43

Amendment No. 1 to Consulting Agreement dated November 8, 2021, by and between the Registrant and Scott Three Consulting, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 12, 2021).

10.44

Amendment No. 1 to Consulting Agreement dated November 8, 2021, by and between the Registrant and the Dagnon Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on November 12, 2021).

10.45#

Executive Employment Agreement by and between C. Russell Trenary III and Outlook Therapeutics, Inc, dated July 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2021).

10.46#

Executive Employment Agreement by and between Lawrence Kenyon and Outlook Therapeutics, Inc, dated July 27, 2021(incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 30, 2021).

21.1	Subsidiaries of the Registrant

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: December 23, 2021	By:	/s/ C. Russell Trenary III
	Name:	C. Russell Trenary III
	Title:	President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ralph H. Thurman	Executive Chairman	December 23, 2021
Ralph H. Thurman

/s/ C. Russell Trenary III	President, Chief Executive Officer and Director	December 23, 2021
C. Russell Trenary III	(Principal Executive Officer)

Chief Financial Officer,
/s/ Lawrence A. Kenyon	Treasurer, Secretary and Director	December 23, 2021
Lawrence A. Kenyon	(Principal Financial and Accounting Officer)

/s/ Yezan Haddadin	Director	December 23, 2021
Yezan Haddadin

/s/ Kurt J. Hilzinger	Director	December 23, 2021
Kurt J. Hilzinger

/s/ Faisal G. Sukhtian	Director	December 23, 2021
Faisal G. Sukhtian

/s/ Julian Gangolli	Director	December 23, 2021
Julian Gangolli

/s/ Gerd Auffarth	Director	December 23, 2021
Gerd Auffarth

/s/ Andong Huang	Director	December 23, 2021
Andong Huang