Form 10-Q
period 2022-03-31
Outlook Therapeutics, Inc.
filed 2022-05-13
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of May 11, 2022 was 225,942,719.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “seek,” “should,” “will,” “would,” or the negative of these terms or similar expressions in this report.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 23, 2021, including, among other things, risks associated with:

●	the initiation, timing, progress and results of our past, current and planned clinical trials of our lead product candidate, ONS-5010;
●	our reliance on our contract manufacturing organizations and other vendors;
●	whether the results of our clinical trials will be sufficient to support domestic or global regulatory approvals;
●	our ability to obtain and maintain regulatory approval for ONS-5010 in the United States and other markets;
●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved, for commercial use;
●	our ability to fund our working capital requirements, and our expectations regarding our current cash resources;
●	the rate and degree of market acceptance of our current and future product candidates including our commercialization strategy and manufacturing capabilities for ONS-5010;
●	the implementation of our business model and strategic plans for our business and product candidates;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the factors that may impact our financial results; and
●	our estimates regarding the sufficiency of our cash resources and our need for additional funding.

These risks are not exhaustive. Additional factors could harm our business and financial performance, such as risks associated with the ongoing novel coronavirus (“COVID-19”) global pandemic. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$58,424,097	$14,477,324
Prepaid expenses and other current assets	8,123,275	7,030,823
Total current assets	66,547,372	21,508,147

Property and equipment, net	81,812	163,625
Operating lease right-of-use assets, net	91,289	111,429
Equity method investment	823,961	853,660
Other assets	141,859	174,590
Total assets	$67,686,293	$22,811,451

Liabilities, convertible preferred stock and stockholders’ equity

Current liabilities:
Current portion of long-term debt (includes debt measured at fair value of $12,557,521 at March 31, 2022)	$22,781,233	$904,200
Current portion of finance lease liabilities	18,422	26,464
Current portion of operating lease liabilities	45,171	42,854
Accounts payable	4,159,987	2,196,349
Accrued expenses	2,549,876	1,725,721
Income taxes payable	1,856,629	1,856,629
Total current liabilities	31,411,318	6,752,217

Long-term debt	—	10,885,854
Finance lease liabilities	10,332	16,018
Operating lease liabilities	3,929	26,995
Warrant liability	298,033	522,918
Total liabilities	31,723,612	18,204,002

Commitments and contingencies (Note 9)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding	—	—
Total convertible preferred stock	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 325,000,000 shares authorized; 225,792,742 and 176,461,628 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	2,257,927	1,764,616
Additional paid-in capital	410,755,286	345,726,087
Accumulated deficit	(377,050,532)	(342,883,254)
Total stockholders' equity	35,962,681	4,607,449
Total liabilities, convertible preferred stock and stockholders' equity	$67,686,293	$22,811,451

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Operating expenses:
Research and development	$12,219,666	$8,529,393	$22,092,142	$20,477,974
General and administrative	6,689,914	4,095,891	9,967,119	6,338,245
Loss from operations	(18,909,580)	(12,625,284)	(32,059,261)	(26,816,219)
Loss on equity method investment	6,044	—	29,699	—
Interest expense, net	418,327	250,409	769,861	410,072
Loss on extinguishment of debt	—	—	1,025,402	—
Change in fair value of unsecured convertible promissory note	343,585	—	505,940	—
Change in fair value of warrant liability	25,013	228,828	(224,885)	334,144
Loss before income taxes	(19,702,549)	(13,104,521)	(34,165,278)	(27,560,435)
Income tax expense	2,000	2,000	2,000	2,000
Net loss	$(19,704,549)	$(13,106,521)	$(34,167,278)	$(27,562,435)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.09)	$(0.09)	$(0.17)	$(0.20)
Weighted average shares outstanding, basic and diluted	219,067,900	150,730,191	203,443,077	136,080,637

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2021	176,461,628	$1,764,616	$345,726,087	$(342,883,254)	$4,607,449
Issuance of common stock in connection with exercise of stock options	25,000	250	17,500	—	17,750
Sale of common stock, net of issuance costs	47,773,974	477,740	56,979,163	—	57,456,903
Stock-based compensation expense	—	—	1,204,048	—	1,204,048
Net loss	—	—	—	(14,462,729)	(14,462,729)
Balance at December 31, 2021	224,260,602	$2,242,606	$403,926,798	$(357,345,983)	$48,823,421
Issuance of common stock in connection with exercise of warrants	15,675	157	187,943	—	188,100
Sale of common stock, net of issuance costs	1,516,465	15,164	2,877,750	—	2,892,914
Stock-based compensation expense	—	—	3,762,795	—	3,762,795
Net loss	—	—	—	(19,704,549)	(19,704,549)
Balance at March 31, 2022	225,792,742	$2,257,927	$410,755,286	$(377,050,532)	$35,962,681

	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2020	127,183,109	$1,271,831	$291,274,366	$(289,719,906)	$2,826,291
Stock-based compensation expense	—	—	1,154,641	—	1,154,641
Net loss	—	—	—	(14,455,914)	(14,455,914)
Balance at December 31, 2020	127,183,109	$1,271,831	$292,429,007	$(304,175,820)	$(10,474,982)
Issuance of common stock in connection with exercise of warrants	3,815,304	38,153	3,547,656	—	3,585,809
Sale of common stock, net of issuance costs	42,607,394	426,074	39,091,045	—	39,517,119
Stock-based compensation expense	—	—	1,129,747	—	1,129,747
Net loss	—	—	—	(13,106,521)	(13,106,521)
Balance at March 31, 2021	173,605,807	$1,736,058	$336,197,455	$(317,282,341)	$20,651,172

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(34,167,278)	$(27,562,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,953	163,283
Loss on extinguishment of debt	1,025,402	—
Non-cash interest expense	763,104	392,028
Stock-based compensation	4,966,843	2,284,388
Change in fair value of unsecured convertible promissory note	505,940	—
Change in fair value of warrant liability	(224,885)	334,144
Gain on settlement of lease termination obligation	—	(552,340)
Loss on equity method investment	29,699	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,092,452)	(1,323,108)
Other assets	—	137,579
Operating lease liability	(20,749)	(91,721)
Accounts payable	1,963,638	3,685,278
Accrued expenses	824,155	(2,537,903)
Net cash used in operating activities	(25,324,630)	(25,070,807)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of issuance costs	60,382,548	39,779,507
Proceeds from debt	10,000,000	10,000,000
Payment of debt issuance costs	—	(8,032)
Proceeds from exercise of common stock warrants	188,100	3,585,809
Proceeds from exercise of stock options	17,750	—
Payments of finance lease obligations	(13,728)	(16,533)
Repayment of debt	(703,267)	(3,637,076)
Payment of financing costs	(600,000)	—
Net cash provided by financing activities	69,271,403	49,703,675
Net increase in cash and cash equivalents	43,946,773	24,632,868
Cash and cash equivalents at beginning of period	14,477,324	12,535,986
Cash and cash equivalents at end of period	$58,424,097	$37,168,854
Supplemental disclosure of cash flow information
Cash paid for interest	$22,017	$10,490
Supplemental schedule of non-cash financing activities:
Common stock issuance costs in accounts payable	$—	$262,388
Deferred offering costs amortization	$32,731	$—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1.     Organization and Description of Business

Outlook Therapeutics, Inc. (“Outlook” or the “Company”) was incorporated in New Jersey on January 5, 2010, started operations in July 2011, reincorporated in Delaware by merging with and into a Delaware corporation in October 2015 and changed its name to “Outlook Therapeutics, Inc.” in November 2018. The Company is a pre-commercial biopharmaceutical company focused on developing and commercializing ONS-5010, an ophthalmic formulation of bevacizumab for use in retinal indications. The Company is based in Iselin, New Jersey.

The Company has been actively monitoring the ongoing COVID-19 pandemic and its impact globally. Given the Company’s current infrastructure needs and current strategy, the Company was able to transition to remote working with limited impact on productivity, as shelter-in-place and similar government orders were imposed. All development activities are currently active in support of the Company’s Biologics License Application (“BLA”) registration program for ONS-5010 for wet age-related macular degeneration (“wet AMD”).

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. Management believes the financial results for the three and six months ended March 31, 2022 were not significantly impacted by COVID-19.

2.    Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $377,050,532 as of March 31, 2022. As of March 31, 2022, the Company had $22,601,716 of principal and accrued interest due under unsecured promissory notes maturing on January 1, 2023, and a $200,933 loan granted pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan was fully repaid on May 2, 2022. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management believes that the Company’s existing cash and cash equivalents as of March 31, 2022 will be sufficient to fund its operations into the first calendar quarter of 2023.  Additional financing will be needed by the Company to fund its operations in the future and to commercially develop ONS-5010 and any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations such as continuing to access capital through the current ATM Offering and negotiating a potential extension of maturity for notes that are scheduled to mature in January 2023. Refer to Note 10 for further details on the ATM Offering. These strategies may also include, but are not limited to, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. There can be no assurance that these future funding efforts will be successful.

The Company’s future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing discussed above; (ii) the Company’s ability to successfully begin marketing of its product candidates or complete revenue-generating partnerships with other companies; (iii) the success of its research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately (v) regulatory approval and market acceptance of the Company’s proposed future products.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations for the three and six months ended March 31, 2022 and 2021, cash flows for the six months ended March 31, 2022 and 2021, and stockholders’ equity (deficit) for the three and six months ended March 31, 2022 and 2021. Operating results for the six months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2022. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 23, 2021.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table sets forth the computation of basic loss per share and diluted loss per share:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(19,704,549)	$(13,106,521)	$(34,167,278)	$(27,562,435)
Common stock shares outstanding (weighted average)	219,067,900	150,730,191	203,443,077	136,080,637
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.17)	$(0.20)

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2022, and 2021, as they would be antidilutive:

	As of March 31,
	2022	2021
Performance-based stock units	2,470	2,470
Performance-based stock options	1,900,000	—
Stock options	19,783,581	12,010,781
Common stock warrants	6,812,794	5,129,460

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	March 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$12,557,521
Warrant liability	—	—	298,033
	$—	$—	$12,855,554

	September 30, 2021
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$—
Warrant liability	—	—	522,918
	$—	$—	$522,918

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and unsecured convertible promissory note for the six months ended March 31, 2022:

	Unsecured Convertible
	Promissory Note	Warrants
Balance at October 1, 2021	$—	$522,918
Fair value at issuance date	12,051,581	—
Change in fair value	505,940	(224,885)
Balance at March 31, 2022	$12,557,521	$298,033

As further described in Note 8, the Company elected the fair value option to account for its amended unsecured convertible promissory note. The fair value of the amended unsecured convertible promissory note at issuance and at March 31, 2022, was estimated using a discounted cash flow model. Significant estimates in the cash flow model include the discount rate and the probability and timing of redemption.

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

	March 31, 2022	September 30, 2021
Risk-free interest rate	2.42%	0.62%
Remaining contractual term of warrant (years)	2.9	3.4
Expected volatility	115.6%	124.7%
Annual dividend yield	—%	—%
Fair value of common stock (per share)	$1.78	$2.17

Fair Value of Other Financial Instruments

At March 31, 2022, the carrying value of the PPP loan approximates its fair value due to the short duration to maturity. The fair value and carrying value of the unsecured promissory note included in long-term debt on the consolidated balance sheet on March 31, 2022 was $10,448,000 and $10,022,779, respectively. The estimated fair value was based on discounted expected future cash flows using the prevailing interest rate that is a Level 3 input under the fair value hierarchy.

5.    Property and Equipment, Net

Property and equipment, net, consists of:

	March 31, 2022	September 30, 2021
Laboratory equipment	$1,067,351	$1,067,351
Less: accumulated depreciation	(985,539)	(903,726)
	$81,812	$163,625

Depreciation expense was $40,906 for both the three months ended March 31, 2022 and 2021, and $81,813 and $81,812 for the six months ended March 31, 2022 and 2021, respectively.

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

The Company made the initial investment of $900,000 in June 2020 and expects to be required to make an additional capital contribution to Syntone of approximately $2,100,000, which will be made within four years after the establishment date in accordance with the development plan contemplated in the license agreement or on such other terms within such four-year period. The maximum exposure to a loss as a result of the Company’s involvement in Syntone is limited to the initial investment and the future capital contributions of approximately $2,100,000.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

7.     Accrued Expenses

Accrued expenses consists of:

	March 31, 2022	September 30, 2021
Compensation	$774,484	$753,808
Research and development	1,151,115	808,780
Interest payable	89	12,909
Professional fees	206,079	—
Commercial consulting	216,729	—
Other accrued expenses	201,380	150,224
	$2,549,876	$1,725,721

8.    Debt

Debt consists of:

	March 31, 2022	September 30, 2021
Unsecured convertible promissory note (measured at fair value)	$12,557,521	$—
Unsecured promissory note	10,590,601	10,938,145
Paycheck Protection Program term loan	200,933	904,200
Total debt	23,349,055	11,842,345
Less: unamortized loan costs	(567,822)	(52,291)
Total debt, net of unamortized loan costs	22,781,233	11,790,054
Less: current portion	(22,781,233)	(904,200)
Long-term debt	$—	$10,885,854

Unsecured convertible promissory note

On November 5, 2020, the Company received $10,000,000 in net proceeds from issuance of an unsecured promissory note with face amount of $10,220,000, which was amended in November 2021 and became convertible. Debt issuance costs totaling $228,032 were recorded as debt discount and were deducted from the principal in the accompanying consolidated balance sheets. The debt discount was amortized as a component of interest expense over the 14-month term of the underlying debt using the effective interest method. The note bore interest at a rate of 7.5% per annum and was due to mature January 1, 2022. On November 16, 2021, the Company entered into a note amendment which, among other things, (i) extended the maturity date to January 1, 2023, (ii) increased the interest rate from 7.5% per annum to 10% per annum beginning on January 1, 2022, and (iii) provided for the lender’s right to redeem some or all of the outstanding balance of the note for shares of the Company’s common stock beginning July 1, 2022, subject to certain limitations. The Company may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment. The amendment was accounted for as an extinguishment of the old promissory note. As a result, the Company recorded a loss on debt extinguishment of $1,025,402 which is the difference between the fair value of the amended promissory note and the net carrying value of the old promissory note which includes $26,488 of unamortized debt discount and lender fees of $552,633. The amended promissory note includes redemption options whereby beginning on July 1, 2022, the holder has the option to redeem up to $2,000,000 of outstanding principal and accrued and unpaid interest per calendar month for shares of the Company’s common stock at a redemption price equal to 75% of the lowest closing bid price in the three trading days immediately preceding the date the holder delivers written notice. The Company elected to account for the amended promissory note at fair value (Note 4) and is not required to bifurcate the redemption options as derivatives. Since the redemption options provide the lender with the right to put the total outstanding principal and interest back to the Company within one year from the balance sheet date, the entire amount is classified as a current liability. As of March 31, 2022, the aggregate unpaid principal and interest outstanding and the fair value of the amended promissory note were $12,011,115 and $12,557,521, respectively.

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

During the three months ended March 31, 2022 and 2021, the Company recognized $418,388 and $242,819, respectively, of interest expense related to the unsecured promissory notes of which $169,857 and $47,137, respectively, are related to the amortization of debt discount. During the six months ended March 31, 2022 and 2021, the Company recognized $763,104 and $392,028, respectively, of interest expense related to the unsecured promissory notes of which $277,980 and $76,428, respectively, are related to the amortization of debt discount.

Paycheck Protection Program term loan

On May 4, 2020, the Company received $904,200 in proceeds from a loan granted pursuant to the PPP of the CARES Act. The PPP term loan is evidenced by a promissory note containing the terms and conditions for repayment of the PPP term loan. The PPP term loan provides for an initial six-month deferral of payments and any amount owed on the loan has a two-year maturity (May 2022), with an interest rate of 1% per annum. Commencing October 15, 2021, the Company began to pay the lender equal monthly payments of principal and interest as required to fully amortize any principal amount outstanding on the PPP term loan as of October 15, 2021 by May 2, 2022. The loan was fully repaid on May 2, 2022. Aggregate interest expense on the PPP loan for the three months ended March 31, 2022 and 2021 was $879 and $2,205, respectively and for the six months ended March 31, 2022 and 2021 was $2,587 and $4,484, respectively.

9.     Commitments and Contingencies

Litigation

On July 20, 2020, Laboratorios Liomont S.A. de C.V. (“Liomont”), filed a complaint against the Company in the U.S. District Court of the Southern District of New York alleging certain breach of contract claims under the June 25, 2014 strategic development, license and supply agreement relating to the biosimilar development program for ONS-3010 and ONS-1045 claiming $3,000,000 in damages. On March 30, 2021, the Company entered into a confidential settlement agreement with Liomont, and the complaint was dismissed on April 11, 2021. The Company agreed to make an initial settlement payment of $625,000 that was paid in April 2021; and an additional payment of $750,000, which was accrued at March 31, 2022 and paid in April 2022. There are no remaining future financial obligations to the Company.

Leases

Corporate office

In March 2021, the Company assigned its Monmouth Junction, New Jersey corporate office lease to a third party and does not have remaining future obligations. In March 2021, the Company entered into a new three-year term corporate office lease in Iselin, New Jersey which commenced on April 23, 2021.

Equipment leases

The Company has equipment leases, with terms between 12 and 36 months, recorded as finance leases. The equipment leases bear interest between 4.0% and 13.0% per annum.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include minimum payments that the Company is obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option. Lease expense is recorded as research and development or general and administrative based on the use of the leased asset.

The components of lease cost for the three and six months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Lease cost:
Amortization of right-of-use assets	$—	$—	$—	$—
Interest on lease liabilities	849	1,005	1,823	2,787
Total finance lease cost	849	1,005	1,823	2,787
Operating lease cost	11,217	43,625	22,433	87,250
Total lease cost	$12,066	$44,630	$24,256	$90,037

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee are as follows:

	March 31, 2022	September 30, 2021
Operating leases:
Right-of-use asset	$91,289	$111,429
Operating lease liabilities	49,100	69,849
Finance leases:
Right-of-use asset	$—	$—
Financing lease liabilities	28,754	42,482
Weighted-average remaining lease term (years):
Operating leases	2.1	2.6
Finance leases	1.4	1.7
Weighted-average discount rate:
Operating leases	7.5%	7.5%
Finance leases	10.7%	9.5%

Other information related to leases for the six months ended March 31, 2022 and 2021 are as follows:

	Six months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$1,823	$2,787
Operating cash flows from operating leases	23,043	97,500
Financing cash flows from finance leases	13,728	16,533

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Future minimum lease payments under non-cancelable leases as of March 31, 2022 are as follows for the years ending September 30:

	Operating leases	Finance leases
2022 (remaining six months)	$23,608	$14,055
2023	27,675	13,149
2024	—	4,383
Total undiscounted lease payments	$51,283	$31,587
Less: Imputed interest	2,183	2,833
Total lease obligations	$49,100	$28,754

10.    Common Stock and Stockholders’ Equity (Deficit)

Common stock

In November 2021, the Company issued 46,000,000 shares of common stock in an underwritten public offering at a purchase price per share of $1.25 for $53,968,057 in net proceeds after payment of underwriter discounts and commissions and other underwriter offering costs. GMS Ventures and Investments (“GMS Ventures”), the Company’s largest stockholder and strategic partner, purchased an aggregate of 16,000,000 shares of common stock in the public offering at the public offering price per share. In connection with the underwritten public offering, the Company issued the underwriter warrants to purchase up to an aggregate of 2,100,000 shares of common stock at an exercise price of $1.5625 per share, which warrants have a 5-year term.

H.C. Wainwright & Co. At-the-Market Offering Agreement

On March 26, 2021, the Company entered into an At-the-Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., as sales agent (“Wainwright” or the “Agent”), under which the Company may issue and sell shares of its common stock from time to time through Wainwright as sales agent (the “ATM Offering”). The Company filed a prospectus supplement, dated March 26, 2021, with the Securities and Exchange Commission pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to up to $40,000,000 from time to time through Wainwright. The Company incurred financing costs of $197,654 which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the ATM Offering. As of March 31, 2022, $129,265 of such deferred costs are included in other assets on the consolidated balance sheets.

Under the Agreement, the Company pays Wainwright a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the Agreement. The offering of common stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

During the six months ended March 31, 2022, the Company sold 3,290,439 shares of common stock under the ATM Offering and generated $6,626,696 in gross proceeds. The Company paid fees to the Agent and other issuance costs of $212,206.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Common stock warrants

As of March 31, 2022, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
December 22, 2024	(i)	277,128	$12.00
April 13, 2025	(i)	145,686	$12.00
May 31, 2025	(i)	62,437	$12.00
February 24, 2025		172,864	$1.27
February 26, 2024		1,747,047	$0.9535
June 22, 2025		191,268	$1.51875
January 28, 2026		2,116,364	$1.25000
November 23, 2026		2,100,000	$1.56250
		6,812,794

(i)	The warrants were issued in connection with the convertible senior secured notes originally issued pursuant to the certain Note and Warrant Purchase Agreement dated December 22, 2017 and are classified as liabilities on the accompanying consolidated balance sheets, as the warrants include cash settlement features at the option of the holders under certain circumstances. Refer to Note 4 for fair value measurements disclosures.

During the six months period ended March 31, 2022, warrants to purchase an aggregate of 400,360 shares of common stock with a weighted average exercise price of $12.00 expired; and warrants to purchase an aggregate of 15,675 shares of common stock with a weighted average exercise price of $12.00 were exercised for cash.

11.  Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. As of March 31, 2022, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. Effective with the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”), no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 34,565,837. As of March 31, 2022, 12,687,604 shares remained available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three and six months ended March 31, 2022 and 2021:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Research and development	$1,820,262	$228,240	$2,072,657	$468,211
General and administrative	1,942,533	901,507	2,894,186	1,816,177
	$3,762,795	$1,129,747	$4,966,843	$2,284,388

Stock options

As of March 31, 2022 options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2021	16,110,015	$1.46
Granted	3,698,566	1.63
Exercised	(25,000)	0.71		$38,960
Balance at March 31, 2022	19,783,581	1.49	8.8	$10,641,834
Exercisable	6,587,549	1.34	8.2	$4,724,871
Vested and expected to vest at March 31, 2022	19,783,581	$1.49	8.8	$10,641,834

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the three months ended March 31, 2022 and 2021 was $1.25 and $0.56 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended March 31,
	2022	2021
Risk-free interest rate	1.64%	0.39%
Expected term (years)	6.0	6.0
Expected volatility	95.7%	95.4%
Expected dividend yield	—	—

As of March 31, 2022, there was $13,432,195 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 3.01 years.

Performance-based stock options

The Company granted certain officers of the Company share option awards whose vesting is contingent upon meeting company-wide performance goals. The performance stock options were granted “at-the-money” and have a term of 10 years.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The fair value of each option grant under the performance share option plan was estimated on the date of grant using the same option valuation model used for non-statutory options above. Compensation expense for performance-based stock options is only recognized when management determines it is probable that the awards will vest. A summary of the activity under the performance share option plan as of March 31, 2022, and changes during the six months then ended are presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2021	1,000,000	$2.42
Granted	1,900,000	1.44
Forfeited or expired	(1,000,000)	2.42
Balance at March 31, 2022	1,900,000	$1.44	9.72	$646,000
Exercisable	700,000	$1.44	9.72	$238,000
Vested and expected to vest at March 31, 2022	700,000	$1.44	9.72	$238,000

The weighted average grant date fair value of the performance stock options awarded during the six months ended March 31, 2022 was $1.03 per option. During the six months ended March 31, 2022, an aggregate of 700,000 performance-based stock options vested as a result of achieving one of the set performance conditions related to the Company’s BLA submission that resulted in the Company recognizing stock-based compensation expense of $718,950 during the three and six months ended March 31, 2022. As of March 31, 2022 the Company assessed that the remaining performance conditions were not probable of achievement. The assessment was based on the relevant facts and circumstances and therefore no compensation costs was recognized. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Six months ended March 31, 2022
Risk-free interest rate	1.26%
Expected term (years)	5.22
Expected volatility	91.46%
Expected dividend yield	—

There were no performance-based stock options granted during the six months ended March 31, 2021.

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year term from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table summarizes the activity related to PSUs during the six months ended March 31, 2022:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual	Aggregate
	PSUs	Per PSU	Term (Years)	Intrinsic Value
Balance at October 1, 2021	2,470	$49.97
Forfeitures	—	—
Balance at March 31, 2022	2,470	49.97	3.0	$—
Vested and exercisable at March 31, 2022	2,470	49.97	3.0	$—
Vested and expected to vest at March 31, 2022	2,470	$49.97	3.0	$—

Restricted stock

In connection with the consulting agreements entered into by the Company and four former principals of MTTR, in March 2020, the Company issued an aggregate of 7,244,739 shares of its common stock. Refer to Note 12 for further details on the consulting agreements and terminated strategic partnership agreement. These shares may not be sold until the earlier of  (i) six months following FDA approval of ONS-5010, (ii) the date the Company publicly announces not to pursue development of ONS-5010, (iii) a change in control or (iv) January 2025. In addition, the Company has the right to repurchase the shares for $0.01 per share if the consultant terminates his agreement other than for good reason or the Company terminates the agreement for cause. The repurchase right lapses, in tiered percentages, based upon the completion of enrollment of the Company’s NORSE TWO clinical trial of ONS-5010 by certain dates. The repurchase right may also lapse as to 50% or 100% of the shares if the Company enters into certain agreements pertaining to ONS-5010 that meet certain value thresholds or the Company’s share price meets certain predefined targets. The repurchase right also lapses as to 100% of the shares upon the earliest to occur of (i) submission of the BLA for ONS-5010, (ii) termination of the agreement by the consultant for good reason or by the Company other than for cause, (iii) in the event of disability, or (iv) upon a change in control. As of March 31, 2022, the repurchase rights on all 7,244,739 shares of common stock had lapsed.

The grant date fair value of the restricted shares was $0.54 per share and equal to the closing stock price of the Company’s common stock at the time of grant. Compensation expense is recognized over the shorter of the explicit service period or derived service period, which was determined to be 4.8 years at the time of grant. The compensation expense was accelerated during the three and six months ended March 31, 2022 as a result of the Company achieving certain performance conditions related to the Company’s BLA submission which caused the lapsing of the repurchase rights. During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense related to the restricted stock of $1,852,182 and $151,764, respectively. During the six months ended March 31, 2022 and 2021, the Company recognized compensation expense related to the restricted stock of $2,003,946 and $78,984, respectively. As of March 31, 2022, there was no unrecognized compensation expense related to the restricted stock.

12.   Related-Party Transactions

MTTR - strategic partnership agreement (ONS-5010)

In February 2018, the Company entered into a strategic partnership agreement with MTTR to advise on regulatory, clinical and commercial strategy and assist in obtaining approval of ONS-5010.

In November 2018, the board of directors of the Company appointed Mr. Terry Dagnon as Chief Operating Officer, and Mr. Jeff Evanson as Chief Commercial Officer. Both Mr. Dagnon and Mr. Evanson initially provided services to the Company pursuant to the February 2018 strategic partnership agreement with MTTR, as amended. Mr. Dagnon and Mr. Evanson were both principals in MTTR. The Company did not pay Mr. Dagnon or Mr. Evanson any direct compensation as consultants or as employees during the three months ended December 31, 2019, nor during the period from October 1,

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

2019 through March 19, 2020. Both Mr. Dagnon and Mr. Evanson were compensated directly by MTTR for services provided to the Company as the Company's Chief Operating Officer and Chief Commercial Officer, respectively, pursuant to the strategic partnership agreement until such agreement, as amended, was terminated effective March 19, 2020. The Company began compensating Mr. Dagnon and Mr. Evanson directly as consultants effective March 19, 2020 pursuant to their respective consulting agreements with the Company, which became effective March 19, 2020 following stockholder approval of the share issuances contemplated therein.

On January 27, 2020, the Company entered into a termination agreement and mutual release with MTTR to terminate the strategic partnership agreement. Pursuant to the agreement, the Company agreed (x) to issue to the four principals of MTTR (who include two of its named executive officers, Messrs. Dagnon and Evanson) an aggregate of 7,244,739 shares of its common stock, subject to stockholder approval, (y) to enter into consulting agreements with each of the four principals setting forth the terms of his respective compensation arrangement, and (z) to pay MTTR a one-time settlement fee of $110,000 upon effectiveness of the agreement.

Concurrently, the Company also entered into consulting agreements directly with each of the four principals of MTTR setting forth the terms of his respective compensation arrangement, as well as providing for certain transfer restrictions and repurchase rights applicable to the shares of common stock to be issued pursuant hereto. The termination agreement and the consulting agreements became effective upon stockholder approval of the share issuance on March 19, 2020. Refer to Note 11 for the accounting of the restricted stock issued and compensation expense recognized.

During the three months ended March 31, 2022 and 2021, MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate $99,380 and $73,572, respectively, and $413,366 and $541,225 during the six months ended March 31, 2022 and 2021, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock (Note 11). As of March 31, 2022 and September 30, 2021, an aggregate $18,333 and $89,762, respectively, was due to the former MTTR principals as consultants, which is included in accounts payable in the accompanying consolidated balance sheets.

On December 21, 2021, we entered into employment agreements with each of Mr. Dagnon and Mr. Evanson, which superseded and replaced their prior consulting agreements. Pursuant to their new employment agreements, each of Mr. Dagnon and Mr. Evanson will receive a base salary of $450,000 and a discretionary annual cash bonus with a target amount equal to 50% of his respective base salary. In connection with their entry into the employment agreements, each of Mr. Dagnon and Mr. Evanson received a grant of 800,000 options to purchase common stock, one quarter of which will vest on the first anniversary of the grant and the remainder of which will vest in monthly installments over the succeeding three years, subject to their continued service through each vesting date. In addition, each of Mr. Dagnon and Mr. Evanson received a performance grant of 200,000 options to purchase common stock, which will vest upon the Company’s achievement of certain milestones. An aggregate of 200,000 performance-based stock options vested as a result of achieving one of the set performance conditions related to the Company’s BLA submission.

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

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as ““anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “seek,” “should,” “will,” “would,” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a material difference including, but not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on December 23, 2021, and elsewhere in this report. See “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are a pre-commercial biopharmaceutical company working to launch the first ophthalmic formulation of bevacizumab approved by the U.S. Food and Drug Administration, or FDA, for use in retinal indications. Our goal is to launch directly in the United States as the first and only approved bevacizumab for the treatment of wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO. Our plans also include potentially securing a strategic partner for the United Kingdom, Europe, Japan and other markets.  If approved, we expect to receive 12 years of regulatory exclusivity in the U.S. and up to 10 years of regulatory exclusivity in the EU.

In March 2022, we submitted a Biologics License Application (BLA) with the FDA for ONS-5010 (LYTENAVA (bevacizumab-vikg)), an investigational ophthalmic formulation of bevacizumab, which we have developed to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. ONS-5010 is our sole product candidate in active clinical development. Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. The study design for our Phase 3 clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019.

Our BLA registration program for ONS-5010 in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. We reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study, in August 2020. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 (bevacizumab-vikg) to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters BCVA was met and was both highly statistically significant and clinically relevant. In the intent-to-treat (ITT) primary dataset, the percentage of patients who gained at least 15 letters who were treated with ONS-5010, was 41.7%, and the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the secondary per-protocol (PP) dataset (p = 0.04) where the percentages were almost identical, at 41.0% with ONS-5010, and 24.7% with ranibizumab. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0043). A mean change in BCVA was observed with ONS-5010 was 11.2 letters, and with ranibizumab the mean change was 5.8 letters. The results were also statistically significant in the secondary PP dataset (p = 0.05) with a mean change with ONS-5010 of 11.1 letters versus 7.0 letters with ranibizumab. Results were also positive for the remaining NORSE TWO secondary endpoints with 56.5% (p = 0.0016) of ONS-5010 subjects gaining ≥ 10 letters of vision and 68.5% (p = 0.0116) of ONS-5010 subjects gaining ≥ 5 letters of vision. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 are available for the initial ONS-5010 BLA submission with the FDA. In March 2021 we reported that the results from NORSE THREE provided a positive safety profile for ONS-5010. The data from all three of these completed clinical trials support our March 2022 BLA submission for wet AMD.

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

We have also received agreement from the FDA on three Special Protocol Assessments, or SPAs, for three additional registration clinical trials for our ongoing Phase 3 program for ONS-5010. The agreements reached with the FDA on these SPAs cover the protocols for NORSE FOUR, a registration clinical trial evaluating ONS-5010 to treat BRVO, and NORSE FIVE and NORSE SIX, two registration clinical trials evaluating ONS-5010 to treat DME. We intend to initiate these studies following the anticipated FDA approval of our planned BLA for wet AMD.

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retinal diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. In addition to our BLA submission in the United States, we plan to submit for regulatory approval in multiple other markets beginning in late 2022 in Europe and other major markets. Because there are no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted a standard BLA, and are not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of unapproved bevacizumab. Off-label use of unapproved bevacizumab is currently estimated to account for at least 50% of all wet AMD prescriptions in the United States.

Going Concern

Through March 31, 2022 we have funded substantially all of our operations with $408.5 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date.

Our current cash resources of $58.4 million as of March 31, 2022 are expected to fund our operations into the first calendar quarter of 2023. We will need to raise additional capital and, if we are not successful in raising additional capital or entering into one or more licensing and/or co-development rights agreements for ONS-5010, we may be required to, among other things, modify our future clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We do not have any products approved for sale and we have only generated revenue from our collaboration agreements. We have incurred operating losses and negative operating cash flows since inception and there is no assurance that we will ever achieve profitable operations, and if achieved, that profitable operations will be sustained. Our net loss for the six months ended March 31, 2022 was $34.2 million. In addition, development activities, clinical and preclinical testing and commercialization of our product candidates will require significant additional financing.

We have incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2022, we had substantial indebtedness that included $22.6 million of principal and accrued interest under unsecured promissory notes maturing on January 1, 2023, and a $0.2 million loan granted pursuant to the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act.  The PPP loan was fully repaid on May 2, 2022. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to fund our planned future operations, commence clinical trials, receive approval for and commercialize ONS-5010, or to develop other product candidates. We plan to finance our future operations with a combination of proceeds from our ATM facility, renegotiation of the maturity date for existing unsecured notes, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Impacts of the COVID-19 Pandemic

We continue to monitor the ongoing COVID-19 global pandemic, which has resulted in travel and other restrictions to reduce the spread of the disease. To date, we have experienced only minor disruptions from the ongoing COVID-19 pandemic, including a brief delay in patient enrollment and recruitment in NORSE TWO in 2020 at the beginning of the pandemic due to local clinical trial site protocols designed to protect staff and patients. Given our current infrastructure needs and current strategy, we were able to transition to remote working with limited impact on productivity, as shelter-in-place and other types of local and state orders were imposed. We have confirmed with the Ophthalmic Division of the FDA that it considers both approved and investigational treatments for sight-threatening conditions such as wet AMD not to be elective, and that as such they should continue during the COVID-19 restrictions. All clinical and chemistry, manufacturing and control, or CMC, activities are currently active.

All three of our clinical trials required to support our March 2022 BLA submission are now complete. To date, we have not experienced any significant COVID-19 disruptions to patient follow-up in NORSE SEVEN, but the clinical trial protocol accounts for potential delayed or missed visits for any reason, including COVID-19 type interruptions. The FDA has provided guidance in the event of COVID-19 disruptions, and we intend to confer with the FDA and follow the appropriate guidance in the event that any of our ongoing or planned future clinical trials experience an unusually high number of delayed or missed patient visits due to COVID-19.

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

The ultimate impact of the ongoing COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of any impacts the evolving COVID-19 pandemic may have on our business, operations, financial position and our CMC, clinical and regulatory activities. To the extent the evolving effects of the COVID-19 pandemic adversely affect our business and financial condition, it may also have the effect of heightening many of the other risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021 that we filed with the SEC on December 23, 2021.

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

Selexis SA

In April 2013 we entered into three commercial license agreements with Selexis S.A., or Selexis, for a perpetual, non-exclusive, worldwide commercial license under the Selexis technology to manufacture, or have manufactured, a recombinant protein produced by a cell line developed using the Selexis technology for clinical testing and commercial sale for our legacy biosimilar product candidates ONS-3010, ONS-1045 (which covers ONS-5010) and ONS-1050 product candidates. We paid an upfront licensing fee to Selexis for each commercial license and also agreed to pay a fixed milestone payment for each licensed product. In addition, we are required to pay a single-digit royalty on a final product-by-final product and country-by-country basis, based on worldwide net sales of such final products by us or any of our affiliates or sub-licensees during the royalty term. At any time during the term, we have the right to terminate our royalty payment obligation by providing written notice to Selexis and paying Selexis a royalty termination fee. The initiation of our Phase 3 clinical program for ONS-5010 triggered a CHF 65,000 (approximately $0.1 million) milestone payment under the commercial license agreement, which we paid in November 2019. As of March 31, 2022, we have paid Selexis an aggregate of approximately $0.4 million under the commercial license agreements.

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

Income Taxes

Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey state net operating losses “NOLs” and research and development “R&D” tax credits) for the net losses we have incurred in each year or on our earned R&D tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2021, we had federal and state NOL carryforwards of $282.4 million and $118.2 million, respectively, that will begin to expire in 2030 and 2039, respectively. As of September 30, 2021, we had federal foreign tax credit carryforwards of $2.4 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2021, we also had federal research and development tax credit carryforwards of $8.1 million and $0.8 million, respectively, which begin to expire in 2032 and 2033, respectively.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$12,219,666	$8,529,393	$3,690,273
General and administrative	6,689,914	4,095,891	2,594,023
Loss from operations	(18,909,580)	(12,625,284)	(6,284,296)

Loss on equity method investment	6,044	—	6,044
Interest expense, net	418,327	250,409	167,918
Change in fair value of convertible promissory note	343,585	—	343,585
Change in fair value of warrant liability	25,013	228,828	(203,815)
Loss before income taxes	(19,702,549)	(13,104,521)	(6,598,028)
Income tax expense	2,000	2,000	—
Net loss	$(19,704,549)	$(13,106,521)	$(6,598,028)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
ONS-5010 development	$6,371,227	$7,440,604
Compensation and related benefits	600,296	383,883
Stock-based compensation	1,820,261	228,240
Other research and development	3,427,882	476,666
Total research and development expenses	$12,219,666	$8,529,393

Research and development expenses for the three months ended March 31, 2022, increased by $3.7 million compared to the three months ended March 31, 2021. The increase was primarily due to BLA submission fees of $3.1 million incurred during the period.  Additionally, stock-based compensation expenses increased by $1.6 million primarily as a result of vested equity grants during the period related to the achievement of a milestone for performance-based stock options for some of our executives.  These increased expenses were partially offset by a decrease in ONS-5010 development costs of $1.0 million and clinical trial expenses for ONS-5010 of $0.1 million as a result of the completion of the NORSE TWO and NORSE THREE clinical trials in 2021.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Professional fees	$2,200,563	$1,531,809
Compensation and related benefits	938,640	263,901
Stock-based compensation	1,942,534	901,507
Facilities, fees and other related costs	1,608,177	1,398,674
Total general and administrative expenses	$6,689,914	$4,095,891

General and administrative expenses for the three months ended March 31, 2022, increased by $2.6 million compared to the three months ended March 31, 2021. The increase compared to the prior period was due to an increase in stock-based compensation expenses of $1.0 million primarily as a result of vested equity grants during the period related to the achievement of a milestone for performance-based stock options for some of our executives, a $0.7 million increase in compensation and related benefits due to an increase in headcount, and an increase in professional fees of $0.8 million related to our ongoing pre-launch preparations in anticipation of the potential approval of our BLA for ONS-5010.

Interest expense

Interest expense increased by $0.1 million to $0.4 million for the three months ended March 31, 2022, as compared to $0.3 million for the three months ended March 31, 2021. The increase was primarily related to a new unsecured promissory note issued in November 2021.

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

Comparison of Six Months Ended March 31, 2022 and 2021

	Six months ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$22,092,142	$20,477,974	$1,614,168
General and administrative	9,967,119	6,338,245	3,628,874
Loss from operations	(32,059,261)	(26,816,219)	(5,243,042)

Loss on equity method investment	29,699	—	29,699
Interest expense, net	769,861	410,072	359,789
Loss on extinguishment of debt	1,025,402	—	1,025,402
Change in fair value of convertible promissory note	505,940	—	505,940
Change in fair value of warrant liability	(224,885)	334,144	(559,029)
Loss before income taxes	(34,165,278)	(27,560,435)	(6,604,843)
Income tax expense	2,000	2,000	—
Net loss	$(34,167,278)	$(27,562,435)	$(6,604,843)

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the six months ended March 31, 2022 and 2021:

	Six months ended March 31,
	2022	2021
ONS-5010 development	$15,100,096	$18,223,935
Compensation and related benefits	1,033,310	753,735
Stock-based compensation	2,072,657	468,211
Other research and development	3,886,079	1,032,093
Total research and development expenses	$22,092,142	$20,477,974

Research and development expenses for the six months ended March 31, 2022, increased by $1.6 million compared to the six months ended March 31, 2021. The increase was primarily due to BLA submission fees of $3.1 million incurred during the period. Additionally, stock-based compensation expenses increased $1.6 million primarily as a result of vested equity grants during the period related to the achievement of a milestone for performance-based stock options for some of our executives, and compensation and related benefits increased by $0.3 million due to an increase in headcount.  These increases were offset by a $3.1 million decrease in ONS-5010 development costs primarily related to the completion of the NORSE TWO and NORSE THREE clinical trials in 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the six months ended March 31, 2022 and 2021:

	Six months ended March 31,
	2022	2021
Professional fees	$3,352,694	$2,945,133
Compensation and related benefits	1,568,666	558,631
Stock-based compensation	2,894,186	1,816,177
Facilities, fees and other related costs	2,151,573	1,018,304
Total general and administrative expenses	$9,967,119	$6,338,245

General and administrative expenses for the six months ended March 31, 2022, increased by $3.6 million compared to the six months ended March 31, 2021. The increase was due to a $1.1 million increase in stock-based compensation primarily as a result of vested equity grants during the period related to the achievement of a milestone for performance-based stock options for some of our executives, increased compensation and related benefits of $1.0 million due to increased headcount, a $0.4 million increase in professional fees primarily related to our ongoing pre-launch preparations in anticipation of the potential approval of our BLA for ONS-5010, and a $1.1 million increase in facilities, fees and other expenses associated with increased business insurance premiums and a gain recorded after the assignment of our Monmouth Junction, New Jersey corporate office lease in 2021.

Interest Expense

Interest expense increased by $0.4 million to $0.8 million for the six months ended March 31, 2022, as compared to $0.4 million for the six months ended March 31, 2021. The increase was primarily related to a new unsecured promissory note issued in November 2021.

Loss on extinguishment of debt

We recognized a $1.0 million loss on extinguishment related to an unsecured promissory note amendment during the period that was accounted for as an extinguishment of the old promissory note.

Change in Fair Value of Warrant Liability

During the six months ended March 31, 2022, we recorded a gain of $0.2 million related to the decrease in the fair value of our common stock warrant liability associated with the warrants issued in connection with the senior secured notes originally issued December 2017 which resulted from a decrease in the price of our common stock.

During the six months ended March 31, 2021, we recorded a loss of $0.3 million related to an increase in the fair value of our common stock warrant liability associated with the warrants issued in connection with the senior secured notes originally issued December 2017 which resulted from an increase in the price of our common stock.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through March 31, 2022, we have funded substantially all of our operations with $408.5 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop. We will need additional financing to fund our operations and to commercially develop ONS-5010 or any other product candidate we may develop. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. Alternatively, we will be required to, among other things, make further reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

During the period from October 2021 through April 2022, we sold 3,440,416 shares of common stock under, and generated $6.7 million in net proceeds from, the ATM Offering after payment of fees to the sales agent of $0.2 million.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2022, we had an accumulated deficit of $377.1 million. In addition, $22.6 million of unsecured promissory notes, which bear interest compounding daily and mature January 1, 2023 and a $0.2 million loan granted pursuant to the PPP of the CARES Act are outstanding as of March 31, 2022. The PPP loan was fully repaid on May 2, 2022. As a result, there is substantial doubt about our ability to continue as a going concern. Our current cash resources of $58.4 million as of March 31, 2022 are expected to fund our operations through the anticipated approval of the ONS-5010 BLA expected in the first calendar quarter of 2023.

Our future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing discussed above, (ii) our ability to successfully begin marketing of our product candidates or complete revenue-generating partnerships with other companies, (iii) the success of our research and development, (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies, and, ultimately, (v) regulatory approval and market acceptance of our proposed future products.

Funding Requirements

We anticipate we will incur net losses and negative cash flow from operations for the foreseeable future. We may not be able to complete the development and initiate commercialization of ONS-5010 if, among other things, if the FDA does not approve our BLA when we expect, or at all, or if we are not able to enter into strategic partnerships for ONS-5010 providing for sufficient funding of our expected commercial and development costs and we are unable to obtain such funding elsewhere.

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

We believe our existing cash of $58.4 million as of March 31, 2022, can fund our operations into the first calendar quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may need to raise substantial additional capital to complete our planned ONS-5010 development and commercialization program. We plan to finance our future operations with a combination of proceeds from our ATM facility, renegotiation of the maturity date for existing unsecured notes, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six months ended March 31,
	2022	2021
Net cash used in operating activities	$(25,324,630)	$(25,070,807)
Net cash provided by financing activities	69,271,403	49,703,675

Operating Activities

During the six months ended March 31, 2022, we used $25.3 million of cash in operating activities resulting primarily from our net loss of $34.2 million. This use of cash was partially offset by $7.2 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, change in fair value of unsecured convertible promissory note, loss on extinguishment of debt, loss on equity method investment and depreciation and amortization expense. The net cash inflow of $1.7 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $2.0 million primarily from activities related to our BLA submission, an increase of $0.8 million in accrued expenses. These outflows were partially offset by an increase in prepaid expenses of $1.1 million for prepayments associated with ONS-5010 development costs.

During the six months ended March 31, 2021, we used $25.1 million of cash in operating activities resulting primarily from our net loss of $27.6 million. This use of cash was partially offset by $2.6 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, gain on settlement of lease termination obligation, and depreciation and amortization expense. The net cash outflow of $0.1 million from changes in our operating assets and liabilities was primarily due to an increase in our accounts payable of $3.7 million primarily relating to clinical trial and ONS-5010 development costs and a decrease in other assets of $0.1 million. These inflows were partially offset by a decrease in accrued expenses of $2.5 million primarily due to the settlement of lease termination obligation and payments to clinical trial sites for accrued costs, $0.1 million of payments for operating leases, and an increase in prepaid expenses of $1.3 million for prepayments associated with our clinical trials and ONS-5010 development costs.

Financing Activities

During the six months ended March 31, 2022, net cash provided by financing activities was $69.3 million, primarily attributable to $54.0 million in net proceeds from an underwritten public offering in November 2021 of an aggregate of 46,000,000 shares of our common stock and accompanying 2,100,000 warrants to purchase shares of our common stock, $0.2 million in net proceeds from exercise of common stock warrants, $6.4 million in net proceeds from the sale of common stock under the ATM Offering and $9.4 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million in November 2021. We also made $0.7 million in debt and finance lease obligation payments.

During the six months ended March 31, 2021, net cash provided by financing activities was $49.7 million, primarily attributable to $39.8 million in net proceeds from the registered direct offering and concurrent private placements in February 2021 for an aggregate of 42,607,394 shares of our common stock and accompanying 2,116,364 warrants to purchase shares of our common stock and $10.0 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million in November 2020. Additionally, we received $3.6 million in net proceeds from common stock warrants exercised. We also made $3.7 million in debt and finance lease obligation payments.

Description of Indebtedness

In November 2020, we entered into a note purchase agreement with Streeterville Capital, LLC, a Utah limited liability company pursuant to which we issued an unsecured promissory note in the original principal amount of $10.2 million for $10.0 million in cash proceeds, which was amended in November 2021. The unsecured note included an original issue discount of $0.2 million, bore interest at a rate of 7.5% per annum compounding daily and was due to mature January 1, 2022. On November 16, 2021, we entered into the Note Amendment which, among other things, (i) extended the maturity date to January 1, 2023, (ii) increased the interest rate from 7.5% per annum to 10% per annum beginning on January 1, 2022 and (iii) provided for the lender’s right to redeem some or all of the outstanding balance of the Note for shares of our common stock beginning July 1, 2022, subject to certain limitations. We may prepay all or a portion of the unsecured note at any time by paying 105% of the outstanding balance elected for pre-payment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended March 31, 2022. We have not experienced any material impact to our internal control over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Part II. Other Information

Item 1. Legal Proceedings

We are not party to any material pending legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors

The ongoing armed conflict between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. The length, impact, and outcome of this ongoing military conflict is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to substantial expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan, and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including, among others:

●	blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;
●	blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians, and those with government connections or involved in Russian military activities; and
●	blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets, and bans on various Russian imports.

In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. The situation is rapidly evolving, and additional sanctions by Russia on the one hand, and by the other countries on the other hand, could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business, financial condition, and results of operations.

We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our business partners and customers. To date, we have not experienced any material interruptions in our infrastructure, supplies, technology systems, or networks needed to support our operations. We have no way to predict the progress or outcome of the military conflict in Ukraine or its impacts in Ukraine, Russia, Belarus, Europe, or the U.S. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business, operations, operating results and financial condition as well as our ability to raise additional capital when needed on acceptable terms for an unknown period of time.  Any such disruption may also magnify the impact of other risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the SEC on March 26, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

OUTLOOK THERAPEUTICS, INC.

Date: May 13, 2022	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer (Principal Financial and Accounting Officer)