Form 10-K
period 2022-09-30
Outlook Therapeutics, Inc.
filed 2022-12-29
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of March 31, 2022 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on The Nasdaq Capital Market on that date, was approximately $221.5 million.

As of December 27, 2022, the registrant had outstanding 228,205,963 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2022.

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

Convenience translations between Swiss Francs, or CHF, and U.S. dollars provided herein are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 2022, or CHF 0.9845 = $1.00. We do not represent that CHF were, could have been, or could be, converted into U.S. dollars at such rate or at any other rate.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “predict,” “potential,” “should,” “will,” the negative of terms like these or other comparable terminology, in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail in Item 1A under the heading “Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, among others, the following:

●	We have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur significant losses and negative cash flows from operations for at least the next 12 months;
●	We have never generated any revenue from product sales and may never be profitable;
●	We will need to raise substantial additional funding to complete the development of ONS-5010 (LYTENAVA (bevacizumab-vikg)) and support our operations after the planned launch in late 2023 until we are able to generate sufficient revenue. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations;
●	Raising additional capital may cause dilution to our securityholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	We are highly dependent on the success of ONS-5010, our only product candidate in active development, and if ONS-5010 does not successfully complete clinical development or receive regulatory approval, or is not successfully commercialized, our business may be harmed;
●	We may not be successful in our efforts, or wish to enter into a strategic partnership for ONS-5010;
●	Due to our limited resources and access to capital, we have, and will continue to need to, prioritize development of certain product candidates, and these decisions may prove to have been wrong and may harm our business;
●	Clinical drug development is a lengthy and expensive process and we may encounter substantial delays in our clinical trials or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities;
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates, and our existing insurance coverage may not be sufficient to satisfy any liability that may arise;
●	The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for ONS-5010 in any of the indications for which we plan to develop it, or any future product candidates, on a timely basis or at all;
●	Any delays in the commencement or completion, or termination or suspension, of our current, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects;
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours. Other products may be approved and successfully commercialized before ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates;
●	We currently have no marketing and sales organization. If we are unable to establish sales and marketing capabilities in jurisdictions for which we choose to retain commercialization rights, we may be unable to generate any revenue and will depend on the efforts of our licensing partners, if any;
●	We rely on third parties to manufacture and test ONS-5010, conduct our preclinical and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be harmed;
●	We currently engage single source suppliers for clinical trial services and multiple source suppliers for future drug substance manufacturing, fill-finish manufacturing and product testing of ONS-5010. The loss of any of these suppliers, or any future single source suppliers, could harm our business;
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts;

●	We may become involved in lawsuits to protect or enforce any future patents, which could be expensive, time-consuming and unsuccessful;
●	If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to prevent competitors from using technologies we consider important in the development and commercialization of our product candidates, resulting in loss of any potential competitive advantage our patents may have otherwise afforded us;
●	If we are unable to maintain effective proprietary rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets;
●	If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business;
●	Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing novel coronavirus, or COVID-19 global pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations, including at our headquarters in New Jersey and at our clinical trial sites, as well as the business or operations of our manufacturers, contract research organizations, or CROs, or other third parties with whom we conduct business;
●	Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.;
●	We are highly dependent on the services of our key executives and personnel, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer;
●	The trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses; and
●	GMS Ventures and Investments, or GMS Ventures, and Tenshi Healthcare Pte. Ltd., or Tenshi, beneficially own of a significant percentage of our common stock, and GMS Ventures has the right to designate members of our board of directors and is able to exert significant control over matters subject to stockholder approval, preventing new investors from influencing significant corporate decisions.

PART I

Item 1. Business

We are a biopharmaceutical company working to launch the first ophthalmic formulation of bevacizumab approved by the U.S. Food and Drug Administration, or the FDA, for use in retinal indications. Our goal is to launch directly in the United States as the first and only approved ophthalmic bevacizumab for the treatment of wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO. Our plans also include potentially securing a strategic partner for the United Kingdom, Europe, Japan and other markets. If approved, we expect to receive 12 years of regulatory exclusivity in the United States and up to 10 years of regulatory exclusivity in the European Union.

Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. In March 2022, we submitted a Biologics License Application, or BLA, with the FDA for ONS-5010 (LYTENAVA (bevacizumab-vikg)), an investigational ophthalmic formulation of bevacizumab, which we have developed to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. In May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022, and in October 2022, we received confirmation from the FDA that our BLA has been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. Additionally, in October 2022 we submitted a Marketing Authorization Application, or MAA, for ONS-5010 with the European Medicines Agency, or the EMA. On December 22, 2022 our MAA was validated for review by the EMA. The formal review process of the MAA by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, is now set to begin with an estimated decision date expected in early 2024. ONS-5010 is our sole product candidate in active development.

Our BLA registration program for ONS-5010 in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. The study design for our clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019. In August 2020, we reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 (bevacizumab-vikg) to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters in Best Corrected Visual Acuity, or BCVA, score was met and was both highly statistically significant and clinically relevant. For a discussion of NORSE TWO, please see “Our Product Candidate Portfolio—ONS-5010 — Bevacizumab for Ophthalmic Use—Clinical Development Status—NORSE TWO”. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA. In March 2021, we reported that the results from NORSE THREE showed a positive safety profile for ONS-5010. The NORSE BLA registration program is also being used to support our MAA submission in the European Union.

For additional information on our clinical development status and product candidates, see “Our Product Candidate Portfolio—ONS-5010 — Bevacizumab for Ophthalmic Use—Clinical Development Status.”

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retinal diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. In addition to our BLA submission in the United States, we have submitted an MAA for approval in Europe and plan to submit for regulatory approval in multiple other markets, including the UK. Because there are no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted a standard BLA, and are not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of unapproved bevacizumab. Off-label use of unapproved bevacizumab is currently estimated to account for approximately 50% of all wet AMD prescriptions in the United States.

Our Strategy

Our goal is to launch ONS-5010 as the first, and only, approved bevacizumab for ophthalmic use in the United States, United Kingdom, Europe and other markets. We plan to do this directly in the United States and either directly or through a strategic partner outside of the United States. In order to achieve this goal, we have adopted a streamlined clinical and regulatory strategy, the key elements of which include:

●	Leveraging the ophthalmic drug development and commercialization expertise of our leadership team. Members of our executive team have extensive expertise in developing and commercializing treatments for retinal diseases, such as wet AMD, DME and BRVO. We intend to leverage their collective experience to further the development of, and execute an optimal commercial strategy for, ONS-5010, including potentially licensing rights to ONS-5010 to a strategic partner outside the United States.
●	Engaging with regulatory agencies to establish clear guidelines for potential approval. We have continued our approach to work closely with regulatory authorities to develop and conduct clinical trials that we believe will appropriately support approval of our product candidates if our clinical trials are successful. As an ophthalmic formulation of bevacizumab, we believe ONS-5010 has a well-defined regulatory pathway.
●	Leveraging the expertise of large partners in the biopharma industry to support launch of ONS-5010, if approved. We have entered into a strategic commercialization agreement for the future distribution of ONS-5010, which is intended to provide us with the leverage and capabilities of a large biopharmaceutical company, if approved. We use the same approach for leveraging the expertise of experienced third party biologic manufacturers for the production of our drug substance and finished product.
●	Reducing and managing costs to minimize additional investment to complete our development programs and plan for a potential commercial launch. We have made the strategic decision to outsource the commercial manufacturing and future clinical trial supply manufacturing for our product candidates. We believe this will significantly reduce future overhead costs not directly related to our ONS-5010 program.

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

Comparative Potency of ONS-1045 versus Avastin (U.S. and E.U.)

Market Opportunity

Age-related macular degeneration, or AMD, is a common eye condition and a leading cause of vision loss among people age 50 and older. Wet AMD is a form of “late stage” AMD and is also called neovascular AMD. In wet AMD, abnormal blood vessels grow underneath the retina. These vessels can leak fluid and blood, which may lead to swelling and damage of the macula causing vision loss. With wet AMD, abnormally high levels of VEGF are secreted in the eyes. VEGF is a protein that promotes the growth of new abnormal blood vessels. Anti-VEGF injection therapy blocks this growth. Since the advent of anti-VEGF therapy, it has become the standard of care treatment option within the retina community, globally. Wet AMD is a significant disease worldwide, with an estimated prevalence of over 2.9 million patients diagnosed in the United States, European countries and Japan alone in 2020 (GlobalData). Although bevacizumab is not currently FDA-approved for use in treating wet AMD, it is believed that bevacizumab currently accounts for approximately 50% of all wet AMD intravitreal injections in the United States, where Avastin is repackaged through compounding pharmacies and prescribed off-label. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label repackaging of bevacizumab including, but not limited to, variability in potency, safety and sterility adverse events and syringe-related adverse events.

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

In BRVO, retinal vein occlusions occur when there is a blockage of veins carrying blood with needed oxygen and nutrients away from the nerve cells in the retina. A blockage in the main vein of the retina is referred to as a central retinal vein occlusion, or CRVO, while a blockage in a smaller vein is called BRVO. Per the American Academy of Ophthalmology, retinal vein occlusions are the second most common retinal vascular disorder after diabetic retinopathy. There were an estimated 0.3 million patients with BRVO in the United States, European countries and Japan alone in 2020 (Triangulation of Global Data, Market Scope and Investor Forecasts (2020)).

Annual revenue (worldwide) for anti-VEGF therapies was estimated to be $13.1 billion in 2020 (GlobalData).

Clinical Development Status

The study design for our Phase 3 clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed with the FDA at an end of Phase 2 meeting in April 2018, and we filed our IND with the FDA in the first quarter of calendar 2019. Our registration plans for wet AMD, the initial indication planned for ONS-5010, consists of three clinical trials which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. All three clinical trials have been completed. We reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study, in August 2020. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 to ranibizumab (LUCENTIS) that reported highly statistically significant topline results in August 2021. NORSE THREE is an open-label safety study conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA.

We have also received agreements from the FDA on three SPAs for three additional registration clinical trials for our ongoing Phase 3 program for ONS-5010. The agreements reached with the FDA on these SPAs cover the protocols for NORSE FOUR, a registration clinical trial evaluating ONS-5010 to treat BRVO, and NORSE FIVE and NORSE SIX, two registration clinical trials evaluating ONS-5010 to treat DME. We intend to initiate these studies following the anticipated FDA approval of our BLA for wet AMD.

In November 2021, we began enrolling patients in our NORSE SEVEN clinical trial. The study compares the safety of ophthalmic bevacizumab in vials versus pre-filled syringes. This study supports a planned supplemental BLA, or sBLA, we expect to submit subsequent to our current BLA receiving approval for wet AMD.

NORSE ONE

NORSE ONE was designed as a randomized, masked clinical experience trial and served as the first of our two required registration clinical trials to support our BLA submission with the FDA for ONS-5010 for the treatment of wet AMD. A total of 61 treatment naïve and previously treated patients were enrolled in the study at nine sites in Australia and randomized onto treatment arms of ONS-5010 or ranibizumab. The primary endpoint for the study was the difference in proportion of subjects gaining 15 letters of BCVA at Day 330 for ONS-5010 dosed on a monthly basis compared to ranibizumab dosed using the PIER alternative dosing regimen of three monthly doses followed by quarterly dosing.

In August 2020, we reported positive proof-of-concept topline results for ONS-5010 as it achieved anticipated safety and efficacy expectations. In the analysis of treatment naïve patients who had a baseline visual acuity of < 67 letters (20/50 or worse) at study entry, 2 of 4 (50%) patients in the ONS-5010 arm and 4 of 9 (44%) patients in the ranibizumab arm achieved > 15 letters at Day 330. This subgroup was the relevant patient population for our pivotal clinical trial of ONS-5010 (NORSE TWO). Additionally, in a key secondary endpoint for the relevant patient population, the ONS-5010 patients achieved a mean improvement in BCVA of 8.3 letters.

NORSE TWO

NORSE TWO was a masked, randomized, pivotal Phase 3 clinical trial that served as the second of our two required clinical trials evaluating ONS-5010 against ranibizumab for wet AMD. A total of 227 primarily treatment naïve patients were enrolled at 39 clinical trial sites in the United States. Patients enrolled in the study were randomized to either ONS-5010 or ranibizumab arms and were treated for 11 months. The primary endpoint for the study was the difference in proportion of subjects gaining 15 letters of BCVA at Day 330 for ONS-5010 dosed on a monthly basis compared to ranibizumab dosed using the PIER alternative dosing regimen. We reported topline results for NORSE TWO in August 2021.

The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters in BCVA score was met and was both highly statistically significant and clinically relevant. In the intent-to-treat, or ITT, primary dataset, the percentage of patients who gained at least 15 letters who were treated with ONS-5010, was 41.7%, and the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the secondary per-protocol, or PP dataset (p = 0.04) where the percentages were almost identical, at 41.0% with ONS-5010, and 24.7% with ranibizumab. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0043). A mean change of 11.2 letters in BCVA score was observed with ONS-5010, and with ranibizumab the mean change was 5.8 letters. The results were also statistically significant in the secondary PP dataset (p = 0.05) with a mean change with ONS-5010 of 11.1 letters versus 7.0 letters with ranibizumab. Results were also positive for the remaining NORSE TWO secondary endpoints with 56.5% (p = 0.0016) of ONS-5010 subjects gaining ≥ 10 letters of vision and 68.5% (p = 0.0116) of ONS-5010 subjects gaining ≥ 5 letters of vision.

NORSE THREE

NORSE THREE was an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA. In March 2021 we reported that the results from NORSE THREE provided a positive safety profile for ONS-5010.

NORSE SEVEN

NORSE SEVEN was initiated to support our ongoing development program for delivering ONS-5010 using a pre-filled syringe. It is a three month study designed to compare the safety of ophthalmic bevacizumab in vials versus pre-filled syringes in subjects diagnosed with a retinal condition that would benefit from treatment with intravitreal injection of bevacizumab, including exudative AMD, DME, or BRVO. A total of 120 patients are expected to be enrolled in the study with 60 patients receiving ONS-5010 packaged in vials and 60 patients receiving ONS packaged in a pre-filled syringe. Subjects will be treated for three months and the enrollment of subjects in the arm of the study receiving ONS-5010 in vials has been completed. The study is expected to be completed in 2023 and, if successful, will support the submission of a supplemental BLA to the FDA in 2024.

Commercialization, Sales and Marketing

Our commercialization strategy is to provide a safe, effective, and affordable on-label bevacizumab for the retina community while maximizing revenue and patient access to ONS-5010. If approved, we currently intend to launch and market LYTENAVA (bevacizumab-vikg) ourselves in the United States. In September 2022, we entered into a strategic relationship with AmerisourceBergen in preparation for the anticipated commercial launch in the United States of ONS-5010 (LYTENAVA (bevacizumab-vikg)), if approved by the FDA, pursuant to which AmerisourceBergen would provide third-party logistics services and distribution, as well as medical information and pharmacovigilance services in the United States. Outside of the United States, we intend to either market and launch ourselves or work through a strategic partner. We currently own all of the development and commercialization rights to ONS-5010 and have licensed rights only to our joint venture in the People’s Republic of China, or PRC, for the greater China market (see “—Collaboration and License Agreements—Syntone-Private Placement and PRC Joint Venture”). If approved, we believe that LYTENAVA (bevacizumab-vikg) will be entitled to 12 years regulatory exclusivity granted in the United States against biosimilar competition, and up to 10 years in Europe.

For many years, anti-VEGF therapy has been the standard of care for many ophthalmic diseases, including wet AMD, DME and BRVO. However, although multiple branded drugs have been approved for these indications (e.g., LUCENTIS, EYLEA, BEOVU, SUSVIMO and VABYSMO), they are very expensive. The initial recently approved biosimilar versions of LUCENTIS are also expensive, although they are available at a discount to the reference drug. Doctors who wish to treat their retinal patients with a less expensive anti-VEGF drug, with minimal reimbursement hurdles, often use off-label bevacizumab. However, because there is no FDA-approved ophthalmic formulation of bevacizumab, doctors must use repackaged bevacizumab (Avastin) provided by compounding pharmacists that is not required to meet the standards for ophthalmic use necessary for an approved product. Despite clinicians’ widespread acceptance and use of bevacizumab to treat ophthalmic diseases such as wet AMD, DME and BRVO, no manufacturer has previously sought approval of bevacizumab for these diseases from the FDA.

The repackaged bevacizumab that is provided by compounding pharmacies is not required to meet ophthalmic drug standards and can carry known risks of contamination (including silicone oil droplet contamination from syringes) and inconsistent potency, with potentially severe consequences, as leading retinal societies have reported. For these reasons, the retina community and payors have shown interest in the development of an ophthalmic formulation of bevacizumab that could be an on-label alternative to repackaged bevacizumab from compounding pharmacists. Of 152 U.S. retina physicians surveyed in 2019, nearly 84% indicated they had an interest or high interest in an approved ophthalmic formulation of bevacizumab.

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

Furthermore, if ONS-5010 is approved and commercialized, we expect that it will be able to help mitigate the high cost of treatment for retinal diseases. Both in the United States and globally, the high cost of treating retinal diseases such as wet AMD, DME and BRVO can result in patients receiving an insufficient number of treatments, or potentially no treatment at all. We believe in the value of having an affordable, FDA-approved option for patients that is safe, effective, and manufactured under proper guidance. Our commercial strategy for ONS-5010 includes providing an on-label bevacizumab as a first line option for treating retinal diseases. In addition, our approach to responsible price determination is being crafted with the retina community (patients, payors, and providers) to support patient access, maintain physician choice, and accelerate time to treatment. We are committed to keeping the patient at the core of what we do to ensure we provide an affordable option that offers streamlined access to compliant patient support services.

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

Syntone – Private Placement and PRC Joint Venture

In May 2020, we entered into a stock purchase agreement with Syntone Ventures LLC, or Syntone, pursuant to which we sold and issued, in a private placement in June 2020, 16,000,000 shares of our common stock at a purchase price of $1.00 per share, for aggregate gross proceeds of $16.0 million. In connection with the entry into the stock purchase agreement, we entered into a joint venture agreement with Syntone’s PRC-based affiliate, pursuant to which we agreed to form a PRC joint venture that is 80% owned by Syntone’s PRC-affiliate and 20% owned by us. Upon formation of the PRC joint venture in April 2021, we entered into a royalty-free license with the PRC joint venture for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

We used approximately $0.9 million of the proceeds from the May 2020 private placement to Syntone to fund our initial capital contribution to the PRC joint venture, and expect to be required to make an additional capital contribution to the PRC joint venture of approximately $2.1 million within the next three years.

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

We were required to pay an upfront licensing fee of CHF 65,000 (approximately $0.1 million) to Selexis for each commercial license and also agreed to pay up to CHF 365,000 (approximately $0.4 million) in milestone payments for each licensed product. In addition, we are required to pay a single-digit royalty on a final product-by-final product and country-by-country basis, based on worldwide net sales of such final products by us or any of our affiliates or sublicensees during the royalty term. The royalty term for each final product in each country is the period commencing from the first commercial sale of the applicable final product in the applicable country and ending on the expiration of the specified patent coverage. At any time during the term, we have the right to terminate our royalty payment obligation by providing written notice to Selexis and paying Selexis a royalty termination fee of CHF 1,750,000 (approximately $1.8 million). The initiation of our Phase 3 clinical program for ONS-5010 in fiscal 2019 triggered a CHF 65,000 (approximately $0.1 million) milestone payment to Selexis under the commercial license agreement, which we paid in November 2019. As of September 30, 2022, we have paid Selexis an aggregate of approximately $0.4 million under the commercial license agreements.

Each of our commercial agreements with Selexis will expire in its entirety upon the expiration of all applicable Selexis patent rights. The licensed patent rights consist of two patent families. The first patent family relates to methods of transferring cells, and is filed in the United States, Australia, Canada, Europe, Japan and Singapore. This patent family begins to expire worldwide in 2022. The second patent family claims DNA compositions of matter useful for having protein production increasing activity. This patent family is filed in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Russia, Singapore and South Africa. This patent family will begin to expire worldwide in 2025. Either party may terminate the related agreement in the event of an uncured material breach by the other party or in the event the other party becomes subject to specified bankruptcy, winding up or similar circumstances.

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

Ex-U.S. Collaboration and License Agreements

In addition to pursuing potential strategic collaborations and partnerships for ONS-5010, we have entered into strategic collaborations for our legacy biosimilar drug product candidates that are no longer in active clinical development. Currently, we have a joint participation agreement in place for ONS-3010 with Zhejiang Huahai Pharmaceutical Co., Ltd., or Huahai, whereby we share any future post-Phase 1 development costs with Huahai, and proportionately share the revenues from commercialization of ONS-3010 in the United States, Canada, European Union, Japan, Australia and New Zealand. We could also be required to form a joint venture to further develop and commercialize ONS-3010 with Huahai in the agreed countries, if so, requested by Huahai. However, we do not have any other development and commercialization agreements for the United States or for major ex-U.S. markets, such as the E.U. and Japan.

For emerging markets opportunities, in 2012 and 2013, we established early country-specific partnerships for ONS-3010 and ONS-1045 in China with Huahai, in India with IPCA Laboratories Limited, or IPCA, and in Mexico with Liomont, and in September 2017 we entered into an agreement with BioLexis Pte. Ltd., or BioLexis providing for the license of rights to ONS-3010 and ONS-1045 in emerging markets excluding China, India and Mexico. The Liomont agreement was terminated in April 2021, and the IPCA agreement was terminated with respect to ONS-3010 in August 2022. To date, these agreements have collectively provided an aggregate of $29.0 million in payments as of September 30, 2022.

Until such time as we may enter into a strategic partnership for ONS-5010, aside from our joint participation agreement in place for ONS-3010 with Huahai, whereby we agreed to share post-Phase 1 clinical development costs, and proportionately share the revenues from commercialization of ONS-3010 in the United States, Canada, E.U. and Japan, among other markets, and under which we could be required to form a joint venture with Huahai for ONS-3010 if so requested by Huahai, we do not have any commercial license or development agreements for the United States or for major ex-U.S. markets, such as the E.U. or Japan. We currently have collaboration and license agreements for smaller ex-U.S. markets and, collectively, such agreements have provided an aggregate of $29.0 million in payments as of September 30, 2022 for our most advanced biosimilar product candidates. Our contracts include agreements with IPCA (for ONS-1045 and ONS-1050 in India and other regional markets), Liomont (for ONS-3010 and ONS-1045 in Mexico), Huahai (for ONS-3010 and ONS-1045 in China) and BioLexis (for ONS-3010 and ONS-1045 in emerging markets excluding China, India and Mexico). We have also licensed ONS-5010 to our PRC-joint venture with Syntone which is discussed above. Our arrangements with these partners for our biosimilar product candidates generally include a strategic license for a defined territory for agreed biosimilar product candidates and may also include agreements to assist with research and development to assist our contract counterparty in establishing their own mAb research, development and manufacturing capabilities. Under our existing strategic licensing agreements, we generally received an upfront payment upon execution, and have the ability to earn additional regular milestone payments and the right to receive royalties (generally a mid-single digit to low-teens percentage rate) based on net sales in the agreed territory. Our existing agreements to assist with research and development also included an upfront payment upon execution, and we have the ability to earn additional regular milestone payments, and the right to receive royalties (generally a mid-single digit to low-teens percentage rate) based on net sales in the agreed territory.

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

As of September 30, 2022, we have received an aggregate of $5.0 million of payments from IPCA under our various agreements, an aggregate of $3.0 million of payments from Liomont under our various agreements, an aggregate of $16.0 million of payments from Huahai under our various agreements, $10.0 million of which were pursuant to the joint participation agreement, and an aggregate of $5.0 million from BioLexis under our joint development and licensing agreement.

Manufacturing

We are working with FujiFilm Diosynth Biotechnologies, or Fuji, and Ajinomoto Bio-pharma Services, or AjiBio, to provide product manufacturing in current Good Manufacturing Practices, or cGMP, manufacturing facilities. We have also executed a supply agreement for a best-in-class pre-filled ophthalmic syringe, which we believe will provide both ease-of-use for clinicians and add to ONS-5010’s safety profile over the current unapproved therapies that have caused problems related to syringe malfunction and contamination. We will screen other contract manufacturers to meet our clinical, commercial and regulatory supply requirements as needed. For a discussion of risks related to our sources and availability of supplies, please see “Risk Factors—Previously, we manufactured bulk drug substance for preclinical and clinical supplies of our product candidates in our in-house facility. Our business could be harmed if our current contract manufacturer is unable to manufacture our product candidates at the necessary quantity or quality levels.” and “Risk Factors—We currently engage single source suppliers for clinical trial services and multiple source suppliers for future drug substance manufacturing, fill-finish manufacturing and product testing of ONS-5010. The loss of any of these suppliers, or any future single source suppliers, could harm our business.”

Competition

Competition in the area of pharmaceutical research and development is extensive and significantly depends upon multiple scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain regulatory approval for testing, manufacturing and marketing. Our competitors include major pharmaceutical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours, as well as compounding pharmacies that repackage bevacizumab to treat retinal diseases. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with ours, and we may also compete against other biotechnology companies in our efforts to find a potential strategic partner for ONS-5010. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain other products manufactured or under development by competitors that are used for the treatment of the health conditions that we have targeted for product development. We can provide no assurance that developments by others will not render our technology obsolete, noncompetitive or harm our development strategy, that we will be able to keep pace with new technological developments, that our technology will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us or that we will be able to enter into a strategic partnership arrangement for ONS-5010. The foregoing factors could have a material adverse effect on our business, prospects, financial condition and results of operations. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

We will encounter competition from existing firms that offer competitive solutions in ocular diseases. These competitive companies could develop products that are superior to, or have greater market acceptance than the product candidates being developed by us. We will have to compete against other biotechnology and pharmaceutical companies with greater market recognition and greater financial, marketing and other resources.

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

Competitive Landscape

Off-label use of bevacizumab (Avastin) is estimated to be approximately 50% of the overall market in the United States. The current FDA approved market leaders for the treatment of wet AMD are VEGF inhibitors, including EYLEA, BEOVU, LUCENTIS, SUSVIMO and VABYSMO. Recently, BYOOVIZ was approved and launched which will be followed by CIMERLI, both ranibizumab biosimilars. Annual revenue (worldwide) for anti-VEGF therapies was estimated to be $13.1 billion in 2020 (Triangulation of Global Data, Market Scope and Investor Forecasts (2020)). We expect to price ONS-5010 strategically between $500 and $1,000 per dose, which would make it a lower cost alternative to biosimilars and premium branded products, while higher than off-label compounds. The initial recently approved biosimilar versions of LUCENTIS are also expensive, although they are available at a discount to the reference drug. Bevacizumab, BYOOVIZ, CIMERLI, EYLEA, BEOVU, LUCENTIS and VABYSMO  are all administered via intravitreal injections directly into the eye. SUSVIMO is an implantable refillable port delivery system that delivers anti-VEGF for 4-6 months, upon which the device is refilled.

In addition to the other treatments used in patients with wet AMD, there are various other companies with product candidates in Phase 1, 2 and 3 clinical trials for the treatment of wet AMD. Programs currently in Phase 2 or Phase 3 clinical trials include, but are not limited to:

●	Ranibizumab biosimilar being developed by Bausch & Lomb and Xbrane Biopharma AB;
●	Aflibercept biosimilars developed by Bioeq/Formycon (FB-203), Mylan (M-710) and Samsung/Biogen (SB-15) among others;
●	Small molecule receptor tyrosine kinase inhibitor sunitinib malate (Graybug, GB-102); and
●	Adeno-associated virus (AAV) carrying aflibercept coding sequence (Adverum, ADVM-022).

We believe that ONS-5010 has potential competitive advantages due to the familiarity of physicians in using off-label Avastin. We also believe that an affordable, FDA-approved bevacizumab option, that is safe, effective, and manufactured under proper guidance will garner strong market uptake and patient access to therapy. Furthermore, we have reduced the risk in our clinical program by leveraging our prior work in developing a biosmilar drug product candidate for Avastin as a treatment for cancer. However, clinical trial data from other clinical programs may negatively impact our ability to garner future financing or business collaborations, combinations or transactions with other pharmaceutical and biotechnology companies.

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring E.U. oppositions and pending intellectual property rights, preparing litigation strategies in view of the U.S. legislative framework and filing U.S. and international patent applications on technologies, inventions and improvements that are important to our business. As of November 1, 2022, we own three U.S. patents, fourteen foreign patents, four pending U.S. non-provisional applications, and 38 pending international applications that were nationalized from seven Patent Cooperation Treaty, or PCT, applications, which relate to formulations developed for ONS-3010 and ONS-5010/ONS-1045, methods of antibody purification, methods for purifying antibodies to separate isoforms, methods of use, methods of reducing high molecular weight species, and modulating afucosylated species as well as efficiently determining the amino acid sequence of antibodies. Our first PCT application was nationalized in April 2016 in Australia, Canada, China, Europe, Hong Kong, India, Japan, Mexico and the United States. If granted, patents issuing from these nine applications are expected to expire in 2034, absent any adjustments or extensions. Our second PCT application was nationalized in July 2017 in Europe and the United States. If granted, patents issuing from these two applications are expected to expire in 2036, absent any adjustments or extensions. Our third PCT application was nationalized in June 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2036, absent any adjustments or extensions. Our fourth PCT application was nationalized in July 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our fifth PCT application was nationalized in August 2018 in Australia, Canada,

China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our sixth PCT application was nationalized in August 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our seventh PCT application was nationalized in October 2020 in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Russian Federation, Singapore, South Africa and the United States. If granted, patents issuing from these fourteen applications are expected to expire in 2039, absent any adjustments or extensions. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, via the Physician Payments Sunshine Act, imposes annual reporting requirements on certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, for payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care providers (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Healthcare Reform

In the United States and some foreign jurisdictions there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system to contain costs, improve quality, and expand access to care. For example, in March 2010, President Obama signed into law the Affordable Care Act, which among other things, expanded coverage for the uninsured while at the same time containing overall healthcare costs, expanded and increased industry rebates for drugs covered under Medicaid programs, and made changes to the coverage requirements under the Medicare prescription drug benefit.

There have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing or delaying penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain Affordable Care Act-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. . In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the Affordable Care Act.  For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. Accordingly, we continue to evaluate the effect that the Affordable Care Act has on our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 led to automatic reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments will remain in effect until 2031 unless additional Congressional action is taken. The COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. Under current legislation, the actual reduction in Medicare payments vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

In addition, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Additionally, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The Affordable Care Act, the IRA, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could harm our future revenues.

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

Employees and Human Capital Resources

As of September 30, 2022, we had seventeen full-time employees, five of whom were primarily engaged in research and development activities and four of whom have a Ph.D. degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We are a pre-commercial biopharmaceutical company and we have incurred net losses in each year since our inception in January 5, 2010, including net losses of $66.1 million and $53.2 million for the years ended September 30, 2022 and 2021, respectively.

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

Although we have received upfront and milestone payments from our license and collaboration agreements for our inactive biosimilar development programs, we have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, ONS-5010 for the treatment of wet AMD, and our other targeted indications, and as appropriate, any of our other product candidates. We currently estimate that we could potentially begin generating revenue from product sales in the fourth quarter of calendar 2023, but this depends heavily on our success in many areas, including but not limited to:

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

Even if ONS-5010 or one or more of our other product candidates is approved for commercialization, we anticipate incurring significant costs to commercialize any such product. Our expenses could increase beyond our expectations if we are required by the FDA, the EMA, other regulatory agencies, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, preclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon:

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

We will need to raise substantial additional funding to complete the development of ONS-5010 (LYTENAVA (bevacizumab-vikg)) and support our operations after the planned launch in late 2023 until we are able to generate sufficient revenue. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Developing product candidates is an expensive, risky and lengthy process. We are currently advancing ONS-5010 through the regulatory approval process and additional clinical development. Our expenses may increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, ONS-5010.

As of September 30, 2022, our cash and cash equivalents balance was $17.4 million. We expect that our current cash resources together with the net proceeds of $17.8 million from our December 2022 issuance of an unsecured convertible promissory note, $24.0 million from our December 2022 sale of shares of our common stock in the registered direct equity offering, and $1.1 million from the sale of shares of common stock under our “at-the-market” equity offering program, or the ATM Offering since September 30, 2022, will be sufficient to fund our operations into the third calendar quarter of 2023. We will require substantial additional capital to commercialize ONS-5010. Although we continue to pursue discussions with potential strategic partners for ONS-5010, there is no guarantee that we will be successful in reaching any such agreement, nor that such agreement, if successful, will cover the anticipated commercialization costs for ONS-5010. Our operating plan may also change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as through other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

There can be no assurance that our completed and submitted BLA or MAA of ONS-5010 for wet AMD, or planned future, clinical trials for other retina indications, will ultimately meet the requirements sufficient for us to receive regulatory approval. For example, in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022. We may receive a Complete Response Letter from FDA at the conclusion of its review of the BLA, rather than approval, in which case our business, financial condition and results of operations would be harmed. Obtaining approval from the FDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of ONS-5010 for many reasons, including:

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

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical trials;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	delays in obtaining required IRB approval at each clinical trial site;
●	imposition of a clinical hold by regulatory agencies, after review of an IND, application or amendment or equivalent filing, or an inspection of our clinical trial operations or trial sites, or as a result of adverse events reported during a clinical trial;
●	further delays in recruiting suitable patients to participate in our clinical trials;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to adhere to clinical trial requirements;
●	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements or applicable regulatory guidelines in other countries;
●	delays in having subjects complete participation in a study or return for post-treatment follow-up, or subjects dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical trials of our product candidates being greater than we anticipate;
●	clinical trials of our product candidates producing negative or inconclusive results, which may result in us deciding or regulators requiring us to conduct additional clinical trials or abandon product development programs; and
●	delays in manufacturing, testing, releasing, validating or importing/exporting and/or distributing sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

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

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any of our current and future collaborators may decide, or regulators may require us, to conduct additional clinical or preclinical testing. We will be required to demonstrate with substantial evidence through well controlled clinical trials that our product candidates are as safe and effective for use in a specific patient population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate equivalent safety and efficacy to the satisfaction of the FDA, EMA and other foreign regulatory agencies despite having progressed through initial clinical trials. Product candidates that have shown promising results in early clinical trials may still fail in subsequent confirmatory clinical trials. Similarly, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical industry, including those with greater resources and experience than we have, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

Manufacturers and manufacturing facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, our current and future manufacturing partners will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any non-disclosure agreement, BLA or marketing authorization application. Accordingly, we and our collaborators and suppliers must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

The FDA could delay, limit or deny approval of a product candidate for many reasons, or request additional information similar to their requests in May 2022, including because they:

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

For example, in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022. Generally, public concern regarding the safety of pharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for ONS-5010. We may receive a Complete Response Letter from FDA at the conclusion of its review of the BLA, rather than approval, in which case our business, financial condition and results of operations would be harmed.

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

●	the FDA disagreeing as to the design or implementation of our clinical studies;
●	obtaining FDA authorizations to commence a trial or reaching a consensus with the FDA on trial design;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval from one or more IRBs;
●	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
●	changes to clinical trial protocol;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
●	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up, including as a result of the ongoing COVID-19 global pandemic;
●	subjects choosing an alternative treatment, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA to temporarily or permanently shut down due to violations of cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP, or other regulatory requirements;
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; or
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with a product candidate in planned clinical trials. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by a product candidate could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons, or could result in a delay of FDA approval, similar to our withdrawal of our BLA in May 2022 to provide additional information requested by the FDA. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of ONS-5010 or any future product candidate will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of ONS-5010 or any future product candidate. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Interim, “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary, top-line or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

Further, others, including regulatory agencies may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular development program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed meaningful by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business prospects.

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

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Novartis, which currently markets LUCENTIS and BEOVU, Regeneron, with its product EYLEA, Genentech, the marketer of VABYSMO, and both Biogen and Coherus with their biosimilar formulations of LUCENTIS, all of which have been approved for use in patients with wet AMD. Furthermore, the cancer drug Avastin, sold by Roche, is used off-label in wet AMD patients although it has not been approved for use in these patients. Our ONS-5010 is being developed as an approved alternative to the use of off-label Avastin as well as the much more expensive approved therapies. In addition, these companies and other, smaller, biotechnology and pharmaceutical companies are also developing new treatments for wet AMD and are at various stages of pre-clinical and clinical development.

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

Because we are a pre-commercial biopharmaceutical company, we have found it necessary to enter into alliances with other companies. For example, we entered into a strategic partnership agreement for consulting services for ONS-5010, pursuant to which we paid a monthly fee prior to terminating such arrangement. We have also entered into service agreements for clinical trials, and co-development and license agreements for our biosimilar product candidates, and are potentially pursuing strategic partners for ONS-5010. In the future, we may also find it necessary to form other alliances or joint ventures with major pharmaceutical companies to jointly develop and/or commercialize the inactive biosimilar product candidates in our pipeline and any other product candidates that we may develop. In such alliances, we would expect our collaboration partners to provide substantial capabilities in regulatory affairs, as well as sales and marketing. We may not be successful in entering into any such alliances, including reaching agreement with a potential partner for ONS-5010. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. We may also have disagreements from time to time with our collaboration partners regarding our rights and obligations under such arrangements. For example, one of our contract counterparties for our former biosimilar program filed a complaint claiming breach. See Item 3. “Legal Proceedings.” If we are not able to successfully resolve this or any other disagreements with our contract partners, it could negatively impact our business or reputation. Further, if we are unable to secure or maintain such alliances, we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

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

Off-label use or misuse of our products may harm our reputation in the marketplace, result in injuries that lead to costly product liability suits, and/or subject us to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

If our product candidates are approved by the FDA, we may only promote or market our product candidates for their specifically approved indications. We will train our future marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for these uses for which they are not approved, which could lead to product liability suits that that might require significant financial and management resources and that could harm our reputation.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice, or the DOJ, the Office of Inspector General of the U.S. Department of Health and Human Services, or HHS, state attorneys general, members of the U.S. Congress, and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries, and investigations, and civil and criminal sanctions by the FDA, DOJ, or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.

Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. These estimates may prove to be incorrect and new studies may further reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, even if we obtain approval for our product candidates, the FDA or other regulators may limit their approved indications to more narrow uses or subpopulations within the populations for which we are targeting development of our product candidates.

The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates included in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission, or the SEC, should be viewed with caution. Further, the data and statistical information used in this Annual Report on Form 10-K or our other filings with the SEC, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

If sales of our marketed products do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties or our collaborators.

If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products or new product candidates is delayed (for example in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA and subsequently re-submitted our BLA on August 30, 2022) or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us. In addition, if we or our future collaborators experience excess inventory, it may be necessary to write down or write off such excess inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results.

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

We have relied upon and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical development programs. We rely on these parties for execution of our preclinical and clinical trials and we can only control certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, GCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our preclinical and clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional preclinical and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if our CROs or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Previously, we manufactured bulk drug substance for preclinical and clinical supplies of our product candidates in our in-house facility. Our business could be harmed if our current contract manufacturer is unable to manufacture our product candidates at the necessary quantity or quality levels.

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

The process of manufacturing our ONS-5010 and our other monoclonal antibody product candidates is complex, highly regulated and subject to several risks, including but not limited to:

●	failure to establish contracts with CMOs, and device vendors where applicable;
●	product loss due to contamination, equipment failure or improper installation or operation of equipment or vendor or operator error;
●	infringing intellectual property rights of third parties relating to manufacturing and quality testing;
●	failure to achieve or maintain compliance with FDA’s requirements for acceptance of the applicable manufacturing facilities; and
●	labor shortages, natural disasters and power failures.

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

We continue to pursue discussions for the licensing and/or co-development rights to ONS-5010 outside of the U.S. We may not be successful in reaching agreements with such parties on terms that are as favorable to our company as we would anticipate. We do not have in place any licensing agreements for commercialization of ONS-5010 and have only licensed ONS-5010 to our PRC-joint venture, for commercialization in greater China. Our current arrangements are for our inactive biosimilar product candidates, and aside from one U.S. arrangement for ONS-3010, are for smaller ex-U.S. markets where we would not otherwise intend to commercialize our biosimilar product candidates, such as China and India, among others.

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

If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to prevent competitors from using technologies we consider important in the development and commercialization of our product candidates, resulting in loss of any potential competitive advantage our patents may have otherwise afforded us.

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

Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. For example, in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022.

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

We are party to a non-exclusive worldwide commercial license agreements with Selexis, pertaining to clinical testing and sale of its cell line expression technology and we may enter into additional license agreements in the future. Our commercial license agreements with Selexis impose, and we expect that future license agreements will impose, various milestone payments, royalty payments and other obligations on us. If we fail to comply with our obligations under these agreements or if we are subject to a bankruptcy, we may be required to make certain payments to the licensor of our license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, which has resulted in travel and other restrictions, including on certain businesses and operations deemed non-essential, to reduce the spread of the disease. As a result of travel restrictions, quarantines, shelter-in-place, social distancing and other similar developments, we implemented work-from-home policies for all our employees and have made those changes permanent. While certain of these restrictions were lifted and phased re-openings occurred, there can be no certainty that such policies will continue, or that new or similar restrictions will not be imposed to address continued spread of disease. These restrictions have impacted not just our headquarters, but also the clinical trial sites where our NORSE TWO and NORSE THREE trials occurred, and we experienced enrollment delays in NORSE TWO as a result of the COVID-19 pandemic. The continuing effects of these orders, government-imposed quarantines and our work-from-home policies, including the uncertainty and changing nature of such restrictions, may negatively impact productivity, disrupt our business and could further delay our ONS-5010 clinical programs and timelines, including manufacturing of our product candidate and supply chain, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The United States and global economies are facing growing inflation, higher interest rates and potential recession. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the United States dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the current COVID-19 pandemic or political disruption such as the war between Ukraine and Russia could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

In the United States, there have been and continue to be a number of legislative initiatives to improve the access to and quality of healthcare, and to contain healthcare costs. For example, in March 2010, the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, imposed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, added a provision to increase the Medicaid rebate for line extensions or reformulated drugs, established annual fees on manufacturers and importers of certain branded prescription drugs and biologic agents, and promoted a new Medicare Part D coverage gap discount program. The Affordable Care Act also expanded eligibility for Medicaid programs and introduced a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing or delaying penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain Affordable Care Act-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, there have been a number of health reform initiatives by the Biden administration that have impacted the Affordable Care Act. For example, on August 16, 2022, President Biden signed the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. Accordingly, we continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, led to aggregate reductions of Medicare payments to providers up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments will stay in effect until 2031 unless additional Congressional action is taken from May 1, 2020 through March 31, 2022, due to the COVID-19 pandemic. Additionally, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

In addition, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Additionally, the IRA, among other things,  (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the Affordable Care Act, the IRA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for our product candidates or additional pricing pressures, and may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

We are subject, directly and indirectly, to federal and state healthcare laws and regulations, including fraud and abuse, false claims, physician payment transparency and health information privacy and security laws. If we are unable to comply or have not fully complied with such laws, we could face substantial penalties.

Our operations are directly and indirectly through our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject to various federal and state fraud and abuse laws, including without limitation, the federal Anti-Kickback Statute, the civil False Claims Act and physician sunshine laws and regulations. These laws may impact, among other things, our clinical research, proposed sales, marketing, charitable donations and grants, education programs and patient assistance. In addition, we may be subject to patient data privacy and security regulation by both the federal government and the states in which we conduct our business. The healthcare laws that may affect our ability to operate include but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce, reward, or in return for either the referral of an individual for, or the purchase, recommendation, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which can be enforced by private individuals through civil whistleblower or qui tam actions, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other government health programs that are false or fraudulent;

●	HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain requirements, including mandatory contractual terms, relating to the privacy, security and transmission of individually identifiable health information on health plans, certain healthcare providers, and healthcare clearinghouses, known as covered entities, and their business associates that provide services to the covered entity that involve individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
●	the federal legislation commonly referred to as the Physician Payments Sunshine Act under the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by such manufacturers to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Acquisitions or joint ventures could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures or investments in complementary businesses. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

●	disruption in our relationships with existing strategic partners or suppliers as a result of such a transaction;
●	unanticipated liabilities related to acquired companies or joint ventures;
●	difficulties integrating acquired personnel, technologies and operations into our existing business;
●	retention of key employees;
●	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
●	increases in our expenses and reductions in our cash available for operations and other uses; and
●	possible write-offs or impairment charges relating to acquired businesses.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic transactions related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries.

The anticipated benefit of any strategic alliance, joint venture or acquisition may not materialize or such strategic alliance, joint venture or acquisition may be prohibited. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

We may pursue the development of our product candidates in combination with other approved therapeutics. If the FDA revokes approval of any such therapeutic, or if safety, efficacy, manufacturing or supply issues arise with any therapeutic that we use in combination with one of our product candidates in the future, we may be unable to further develop and/or market our product candidate or we may experience significant regulatory delays or supply shortages, and our business could be materially harmed.

We may pursue the development of our product candidates in combination with other approved therapeutics, and we may commence clinical trials of our product candidates in combination with other approved therapeutics, in the future. In such a case, we will not have developed or obtained regulatory approval for, nor will we manufacture or sell, any of these approved therapeutics. In addition, the combinations will likely not have been previously tested and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with one of our product candidates when used as monotherapy or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

If the FDA revokes its approval of any combination therapeutic, we would not be able to continue clinical development of or market any product candidate in combination with such revoked therapeutic. If safety or efficacy issues were to arise with therapeutics that we seek to combine with, we could experience significant regulatory delays, and the FDA could require us to redesign or terminate the applicable clinical trials. In addition, we may need, for supply, data referencing or other purposes, to collaborate or otherwise engage with the companies who market these approved therapeutics. If we are unable to do so on a timely basis, on acceptable terms or at all, we may have to curtail the development of a product candidate or indication, reduce or delay its development program, delay its potential commercialization or reduce the scope of any sales or marketing activities.

Our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

Our business activities will be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws.

As we expand our business activities outside of the United States, including our clinical trial efforts, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are subject to attack by computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization and vulnerable to damage therefrom. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to interrupt our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability and damage to our reputation, and the further development of our product candidates could be delayed.

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

GMS Ventures and Tenshi beneficially own a significant percentage of our common stock, and GMS Ventures has the right to designate members to our board of directors and is able to exert significant control over matters subject to stockholder approval, which could prevent new investors from influencing significant corporate decisions.

As of September 30, 2022, GMS Ventures owned 55,816,786 shares of common stock and a warrant to acquire an additional 1,230,315 shares of common stock and Tenshi Healthcare Pte. Ltd., or Tenshi, owned 22,982,529 shares of our common stock. Accordingly, GMS Ventures and Tenshi beneficially owned approximately 25% and 10% of our common stock, respectively, as of such date. GMS Ventures also acquired 14,230,418 additional shares of our common stock in our December 2022 registered direct equity offering. Under an amended and restated investor rights agreement, with GMS

Ventures, GMS Ventures also currently has the power to designate members of our board of directors proportionate to the aggregate holdings of GMS Ventures and Tenshi (including any of their respective affiliates), and two of our ten board members were designated by GMS Ventures. GMS Ventures’ interests may not coincide with the interests of other securityholders. GMS Ventures and Tenshi have the ability to influence our company through their ownership positions and GMS Ventures also has the ability to influence our company through its representation on our board of directors, both of which may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our securityholders.

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

We are also a non-accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common shares less attractive because we are not required to comply with the auditor attestation requirements. We cannot predict if investors will find our securities less attractive because we rely on these available exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

We have and will continue to incur significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our operating results.

As a public company listed in the United States, we have and will continue to incur significant additional legal, accounting and other expenses. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The Nasdaq Stock Market LLC, or Nasdaq, have imposed various requirements on public companies. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, or as a result of stockholder activism, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report, on the effectiveness of our internal control over financial reporting by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group and rely on independent contractors for control monitoring and for the preparation and review of our consolidated financial statements. If we are not able to comply with the requirements of Section 404 in a timely manner or if we identify or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

Pursuant to the 2015 Equity Incentive Plan, or the 2015 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2015 Plan, the number of shares of our common stock reserved for future issuance as of September 30, 2022 was 13,546,604 shares. The number of shares available for future grant under the 2015 Plan also provides for an “evergreen” increase on an annual basis unless our board of directors determines otherwise. In addition, we have reserved shares for issuance under our 2016 Employee Stock Purchase Plan, or the ESPP, which similarly provides for an annual “evergreen” increase unless determined otherwise by our board of directors. If our board of directors does not elect to reduce the annual increases in the number of shares available for future grant under the 2015 Plan or the ESPP, our stockholders may experience additional dilution, which could cause the market price of our securities to fall. We also currently have issued and outstanding a number of warrants to purchase an aggregate of 6,812,797 shares of our common stock, at prices ranging from $0.9535 to $12.00 per share.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused federal net operating losses, or NOLs, for taxable years beginning before January 1, 2018 may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal tax laws.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows or results of operations.

The enactment of proposed or future tax legislation may adversely impact our financial condition and results of operations.

On August 16, 2022, President Biden signed the Inflation Reduction Act, or the IRA. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an exercise tax on stock repurchases, both provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the IRA, but do not expect it to have a material impact on our financial statements.

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

Sales of substantial amounts of our outstanding common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

In addition, in the future, we may issue shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance, including pursuant to any at-the-market agreements, could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are located in Iselin, New Jersey where we occupy approximately 2,711 square feet of office and warehouse space under a lease that expires in March 2024. In March 2021, we assigned our Monmouth Junction, New Jersey corporate office lease to a third party and as of September 30, 2022, did not have remaining future obligations.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

On July 20, 2020, Liomont filed a complaint against us in the U.S. District Court of the Southern District of New York alleging certain breach of contract claims under our June 25, 2014 strategic development, license and supply agreement relating to the biosimilar development program for ONS-3010 and ONS-1045 claiming $3,000,000 in damages. On March 30, 2021, we entered into a confidential settlement agreement with Liomont and the complaint was dismissed on April 11,

2021. We agreed to make an initial settlement payment of $625,000 that was paid in April 2021; and an additional payment of $750,000, which was paid in April 2022. There are no remaining future financial obligations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our units, which comprised one share of our common stock, one-half of a Series A warrant and one-half of a Series B warrant began trading under the symbol “ONSIU” on The Nasdaq Global Market on May 13, 2016 in connection with our initial public offering. Following separation of the units, on June 13, 2016, our shares of common stock and the Series A warrants and Series B warrants began trading under the symbols “ONS,” “ONSIW” and “ONSIZ,” respectively, and our units were delisted. On February 13, 2018, the listing of our common stock and the Series A Warrants was transferred to The Nasdaq Capital Market. On February 18, 2018, the Series B warrants expired and were delisted on May 16, 2018. Following our name change to “Outlook Therapeutics, Inc.,” effective December 4, 2018, our common stock and the Series A warrants began trading under the symbols “OTLK” and “OTLKW,” respectively. Prior to our initial public offering, there was no public market for our securities. On February 16, 2022, the Series A warrants expired and were delisted effective February 16, 2022.

On November 30, 2022, the closing sale price of our common stock was $1.04.

Common Stockholders

As of November 30, 2022, there were approximately 96 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year ended September 30, 2022.

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

Overview

We are a biopharmaceutical company working to launch the first ophthalmic formulation of bevacizumab approved by the U.S. Food and Drug Administration, or FDA, for use in retinal indications. Our goal is to launch directly in the United States as the first and only approved ophthalmic bevacizumab for the treatment of wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO. Our plans also include potentially securing a strategic partner for the United Kingdom, Europe, Japan and other markets. If approved, we expect to receive 12 years of regulatory exclusivity in the United States and up to 10 years of regulatory exclusivity in the European Union.

Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. In March 2022, we submitted a BLA with the FDA for ONS-5010 (LYTENAVA (bevacizumab-vikg)), an investigational ophthalmic formulation of bevacizumab, which we have developed to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. In May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. Following receipt of further correspondence from the FDA, we confirmed the additional information necessary to re-submit the BLA for ONS-5010 and resubmitted the BLA in August of 2022. In October 2022, we received confirmation from the FDA that our BLA has been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. Additionally, in October 2022 we submitted a Marketing Authorization Application, or MAA, for ONS-5010 with the European Medicines Agency, or the EMA. On December 22, 2022 our MAA was validated for review by the EMA. The formal review process of the MAA by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, is now set to begin with an estimated decision date expected in early 2024. ONS-5010 is our sole product candidate in active development.

Our BLA and MAA registration program for ONS-5010 in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. The study design for our clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019. In August 2020, we reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 (bevacizumab-vikg) to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters in Best Corrected Visual Acuity, or BCVA, score was met and was both highly statistically significant and clinically relevant. In the ITT primary dataset, the percentage of patients who gained at least 15 letters who were treated with ONS-5010, was 41.7%, and the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the PP dataset (p = 0.04) where the percentages were almost identical, at 41.0% with ONS-5010, and 24.7% with ranibizumab. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0043). A mean change of 11.2 letters in BCVA score was observed with ONS-5010, and with ranibizumab the mean change was 5.8 letters. The results were also statistically significant in the secondary PP dataset (p = 0.05) with a mean change with ONS-5010 of 11.1 letters versus 7.0 letters with ranibizumab. Results were also positive for the remaining NORSE TWO secondary endpoints with 56.5% (p = 0.0016) of ONS-5010 subjects gaining ≥ 10 letters of vision and 68.5% (p = 0.0116) of ONS-5010 subjects gaining ≥ 5 letters of vision. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA. In March 2021, we reported that the results from NORSE THREE showed a positive safety profile for ONS-5010.

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

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retinal diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. In addition to our BLA submission in the United States, we have submitted an MAA for approval in Europe and plan to submit for regulatory approval in multiple other markets, including the United Kingdom and other major markets. Because there are no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted a standard BLA, and are not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of unapproved bevacizumab. Off-label use of unapproved bevacizumab is currently estimated to account for approximately 50% of all wet AMD injections in the United States.

Going Concern Consideration

Through September 30, 2022, we have funded substantially all of our operations with $410.6 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the year ended September 30, 2022 was $66.1 million. We also had a net loss of $53.2 million for the year ended September 30, 2021. We have not generated any revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop.

Subsequent to September 30, 2022, we sold 895,391 shares of common stock under our “at-the-market” equity offering program (the “ATM Offering”). We received $1.1 million in gross proceeds from the ATM Offering and the fees paid to the sales agent were immaterial.

In December 2022, in a registered direct equity offering to certain institutional and accredited investors, including GMS Ventures, our largest stockholder, we issued 28,460,831 shares of common stock at a purchase price per share of $0.8784 for $24.0 million in net proceeds after payment of placement agent fees and other estimated offering costs. GMS Ventures purchased an aggregate of 14,230,418 shares of common stock in the registered direct equity offering. In connection with the registered direct equity offering, we issued to M.S. Howells & Co., as placement agent for certain accredited investors in the offering, warrants to purchase up to an aggregate of 515,755 shares of common stock, which will be exercisable commencing on the one-year anniversary of the closing of the offering at an exercise price of $1.05 per share, which warrants have a three-year term.

On December 22, 2022, we entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note with a face amount of $31.8 million, or the Note, to Streeterville Capital, LLC, or the Lender, the current holder of our outstanding unsecured promissory note maturing on January 1, 2023, or November 2021 Note. The Note has an original issue discount of $1.8 million. We received gross proceeds of $30.0 million upon the closing on December 28, 2022, after deducting the Lender’s transaction costs in connection with the issuance. A portion of the proceeds from the Note were used to repay in full the remaining outstanding principal and accrued interest on the November 2021 Note, which was  cancelled upon repayment. The Note bears interest at 9.5% per annum and matures on January 1, 2024. The Note contains customary covenants, including a restriction on our ability to pledge certain of our assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the Note at an initial conversion price of $2.00 per share.  The principal amount and conversion price of the Note are subject to adjustment upon certain triggering events.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness” below for additional detail.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Our current cash resources of $17.4 million as of September 30, 2022, together with the net proceeds of $17.8 million from our December 2022 issuance of the Note, $24.0 million from our December 2022 sale of shares of our common stock in the registered direct equity offering, and $1.1 million from the sale of shares of common stock under our ATM Offering since September 30, 2022, are expected to fund our operations into the third calendar quarter of 2023. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise substantial additional capital to fund our planned future operations, receive approval for and commercialize ONS-5010, commence and continue clinical trials, or develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Impacts of the COVID-19 Pandemic

We continue to monitor the ongoing COVID-19 global pandemic, which has resulted in travel and other restrictions to reduce the spread of the disease. To date, we have experienced only minor disruptions from the ongoing COVID-19 pandemic, including a brief delay in patient enrollment and recruitment in NORSE TWO due to local clinical trial site protocols designed to protect staff and patients. Given our current infrastructure needs and current strategy, we were able to transition to remote working with limited impact on productivity, as shelter-in-place and other types of local and state orders were imposed. We have confirmed with the Ophthalmic Division of the FDA that it considers both approved and investigational treatments for sight-threatening conditions such as wet AMD not to be elective, and that as such they should continue during any current or potential future COVID-19 restrictions. All clinical and chemistry, manufacturing and control, or CMC, activities are currently active.

All three of our clinical trials required to support our BLA submission are now complete. To date, we have not experienced any significant COVID-19 disruptions to patient follow-up but our clinical trial protocols account for potential delayed or missed visits for any reason, including COVID-19 type interruptions. The FDA has provided guidance in the event of COVID-19 disruptions and we would expect to confer with the FDA and follow the appropriate guidance in the event that any clinical trial experiences an unusually high number of delayed or missed patient visits due to COVID-19.

The safety, health and well-being of all patients, medical staff and our internal and external teams is paramount and is our primary focus. As the pandemic and its resulting restrictions evolve in jurisdictions across the country, we are aware that the potential exists for further disruptions to our projected timelines. We are in close communication with our clinical and manufacturing teams and key vendors and are prepared to take action should the pandemic worsen and impact our business in the future.

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

Syntone – Private Placement and PRC Joint Venture

In May 2020, we entered into a stock purchase agreement with Syntone, pursuant to which we sold and issued in a private placement in June 2020, 16,000,000 shares of our common stock at a purchase price of $1.00 per share, for aggregate gross proceeds of $16.0 million. In connection with the entry into the stock purchase agreement, we entered into a joint venture agreement with Syntone’s People’s Republic of China, or PRC, based-affiliate, pursuant to which we agreed to form a PRC joint venture that is 80% owned by Syntone’s PRC-affiliate and 20% owned by us. Upon formation of the PRC joint venture in April 2021, we entered into a royalty-free license with the PRC joint venture for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

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

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for any of our biosimilar product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Full product commercialization will take several years and millions of dollars in additional costs.

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

Loss on Extinguishment of Debt

During the year ended September 30, 2022, we recorded a loss on extinguishment of $1.0 million in connection with an unsecured promissory note amendment during the year that was accounted for as an extinguishment of the old promissory note.

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

Change in Fair Value of Unsecured Promissory Note

The change in fair value relates to an amended promissory note that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our convertible promissory note. We recorded the convertible promissory note at fair value with changes in fair value recorded in the consolidated statements of operations.

Income Taxes

During the years ended September 30, 2022 and 2021, we had no accruals for foreign withholding taxes in connection with our collaboration and licensing agreements. We did not sell any NOLs or unused research and development tax credits during the years ended September 30, 2022 and 2021.

Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey state NOLs and research and development, or R&D, tax credits) for the net losses we have incurred in each year or on our earned R&D tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2022, we had federal and state NOL carryforwards of $339.9 million and $175.7 million, respectively, that will begin to expire in 2030 and 2039, respectively. As of September 30, 2022, we had federal foreign tax credit carryforwards of $2.4 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2022, we also had federal and state R&D tax credit carryforwards of $10.4 million and $0.8 million, respectively, that will begin to expire in 2032 and 2033, respectively.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act, or the IRA. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an exercise tax on stock repurchases, both provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the IRA, but do not expect it to have a material impact on our consolidated financial statements.

Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Results of Operations

Comparison of Years Ended September 30, 2022 and 2021

	Year ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$42,330,856	$38,958,010	$3,372,846
General and administrative	20,739,897	12,768,725	7,971,172
Loss from operations	(63,070,753)	(51,726,735)	(11,344,018)

Loss on equity method investment	48,730	46,340	2,390
Interest expense, net	1,487,456	936,127	551,329
Loss on extinguishment of debt	1,025,402	—	1,025,402
Change in fair value of convertible promissory note	882,903	—	882,903
Change in fair value of warrant liability	(465,780)	452,146	(917,926)
Loss before income taxes	(66,049,464)	(53,161,348)	(12,888,116)
Income tax expense	2,800	2,000	800
Net loss	$(66,052,264)	$(53,163,348)	$(12,888,916)

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the years ended September 30, 2022 and 2021:

	Year ended September 30,
	2022	2021
ONS-5010 development	$29,596,954	$34,469,098
Compensation and related benefits	2,392,139	1,560,119
Stock-based compensation	2,691,330	953,328
Other research and development	7,650,433	1,975,465
Total research and development expenses	$42,330,856	$38,958,010

Research and development expenses for the year ended September 30, 2022 increased by $3.4 million compared to the year ended September 30, 2021. The increase was primarily due to an increase in other research and development expenses related to BLA submission fees of $6.2 million incurred during the period, and an increase in stock-based compensation expense of $1.7 million primarily as a result of equity grants that vested during the period upon the achievement of a milestone for performance-based stock options for some of our executives. The increases were partially offset by a decrease in ONS-5010 development costs of $4.9 million as we completed NORSE TWO and NORSE THREE clinical trials in fiscal 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the years ended September 30, 2022 and 2021:

	Year ended September 30,
	2022	2021
Professional fees	$8,637,887	$6,038,823
Compensation and related benefits	4,102,783	1,419,954
Stock-based compensation	5,019,474	3,933,959
Facilities, fees and other related costs	2,979,753	1,375,989
Total general and administrative expenses	$20,739,897	$12,768,725

General and administrative expenses for the year ended September 30, 2022 increased by $8.0 million compared to the year ended September 30, 2021. The increase was due to a $1.1 million increase in stock-based compensation primarily as a result of equity grants that vested during the period upon the achievement of a milestone for performance-based stock options for some of our executives, increased compensation and related benefits of $2.7 million due to increased headcount, a $2.6 million increase in professional fees primarily related to our ongoing pre-launch preparations in anticipation of the potential approval of our BLA for ONS-5010, and a $1.6 million increase in facilities, fees and other expenses associated with increased business insurance premiums and a gain recorded after the assignment of our Monmouth Junction, New Jersey corporate office lease in fiscal 2021.

Interest Expense, Net

Interest expense increased by $0.6 million to $1.5 million for the year ended September 30, 2022, as compared to $0.9 million for the year ended September 30, 2021. The increase was primarily related to a new unsecured promissory note issued in November 2021.

Loss on Extinguishment of Debt

We recognized a $1.0 million loss on extinguishment related to an unsecured promissory note amendment during 2022 that was accounted for as an extinguishment of the old promissory note.

Change in Fair Value of Unsecured Promissory Note

The change in fair value relates to an amended promissory note that we elected to account for at fair value during 2022. As permitted under ASC 825, we elected the fair value option to account for our convertible promissory note. We record the convertible promissory note at fair value with changes in fair value recorded in the consolidated statements of operations.

Change in Fair Value of Warrant Liability

During the year ended September 30, 2022, we recorded income of $0.5 million related to the decrease in the fair value of our common stock warrant liability as a result of the decrease in the price of our common stock during the period. During the year ended September 30, 2021, we recorded a loss of $0.5 million related to the increase in the fair value of our common stock warrant liability as a result of the increase in the price of our common stock during the period.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through September 30, 2022, we have funded substantially all of our operations with $410.6 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop. We will need substantial additional financing to fund our operations and to commercially launch ONS-5010 or any other product candidate we may develop. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, private placements and/or public offerings of equity and/or debt securities. Alternatively, we will be required to, among other things, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

On November 5, 2020, we received $10.0 million in net proceeds from the issuance of an unsecured promissory note, or the 2020 Note, with a face amount of $10.2 million. The 2020 Note bore interest at a rate of 7.5% per annum, and was due to mature on January 1, 2022, and included an original issue discount of $0.2 million. On November 16, 2021, we entered into an amendment to the 2020 Note, which, among other things, (i) extended the maturity date to January 1, 2023, (ii) increased the interest rate from 7.5% per annum to 10% per annum beginning on January 1, 2022, and (iii) provided for the lender’s right to redeem some or all of the outstanding balance of the 2020 Note for shares of our common stock beginning July 1, 2022, subject to certain limitations. On June 30, 2022, we prepaid the 2020 Note in full by paying 105% of the outstanding balance. The total payment was $12,934,484, which included interest of $1,546,038.

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

On November 16, 2021, we received $10.0 million in net proceeds from the issuance of an unsecured promissory note, or the 2021 Note, with a face amount of $10.2 million. The 2021 Note bears interest at a rate of 9.5% per annum, matures January 1, 2023 and includes an original issue discount of $0.2 million. We may prepay all or a portion of the 2021 Note at any time by paying 105% of the outstanding balance elected for pre-payment.

In November 2021, we issued in an underwritten public offering an aggregate of 46,000,000 shares of common stock at a purchase price per share of $1.25 for $54.0 million in net proceeds after payment of underwriter discounts and commissions and other offering costs. GMS Ventures purchased an aggregate of 16,000,000 shares of common stock in the public offering at the public offering price. In connection with the underwritten public offering, we issued the underwriter warrants to purchase up to an aggregate of 2,100,000 shares of common stock at an exercise price of $1.5625 per share, which warrants have a five-year term.

During the year ended September 30, 2022, warrants to purchase an aggregate of 400,360 shares of common stock with a weighted average exercise price of $12.00 expired; and warrants to purchase an aggregate of 15,675 shares of common stock with a weighted average exercise price of $12.00 were exercised for cash.

During the year ended September 30, 2022, we sold 4,808,269 shares of common stock under our ATM Offering for $8.6 million in gross proceeds, and paid fees to the sales agent of $0.3 million.

Subsequent to September 30, 2022, we sold an additional 895,391 shares of common stock under our ATM Offering for $1.1 million in net proceeds and the fees paid to the sales agent were immaterial.

In December 2022, in a registered direct equity offering to certain institutional and accredited investors, including GMS Ventures, our largest stockholder, we issued 28,460,831 shares of common stock at a purchase price per share of $0.8784 for $24.0 million in net proceeds after payment of placement agent fees and other estimated offering costs. GMS Ventures purchased an aggregate of 14,230,418 shares of common stock in the registered direct equity offering. In connection with the registered direct equity offering, we issued to M.S. Howells & Co., as placement agent for certain accredited investors in the offering, warrants to purchase up to an aggregate of 515,755 shares of common stock, which will be exercisable commencing on the one-year anniversary of the closing of the offering at an exercise price of $1.05 per share, which warrants have a three-year term.

On December 22, 2022, we entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note with a face amount of $31.8 million, or the Note, to Streeterville Capital, LLC, or the Lender, the current holder of our outstanding unsecured promissory note maturing on January 1, 2023, or November 2021 Note. The Note has an original issue discount of $1.8 million. We received gross proceeds of $30.0 million upon the closing on December 28, 2022, after deducting the Lender’s transaction costs in connection with the issuance. A portion of the proceeds from the Note were used to repay in full the remaining outstanding principal and accrued interest on the November 2021 Note, which was  cancelled upon repayment. The Note bears interest at 9.5% per annum and matures on January 1, 2024. The Note contains customary covenants, including a restriction on our ability to pledge certain of our assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the Note at an initial conversion price of $2.00 per share.  The principal amount and conversion price of the Note are subject to adjustment upon certain triggering events.  See “Description of Indebtedness” below for additional detail.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2022, we had stockholders’ equity of $8.7 million. In addition, the $11.1 million 2021 Note, which bears interest at a rate of 9.5% per annum compounding daily, matures January 1, 2023. Our current cash resources of $17.4 million as of September 30, 2022, together with net proceeds of $17.8 million from our December 2022 issuance of the Note, $24.0 million from our December 2022 sale of shares of our common stock in the registered direct equity offering, and $1.1 million from the sale of shares of common stock under our ATM Offering since September 30, 2022, are expected to fund our operations into the third calendar quarter of 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop. We will need substantial additional financing to fund our operations and to commercially develop ONS-5010 or any other product candidate we may develop. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, private placements and/or public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful. Alternatively, we will be required to, among other things, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

Cash Flows

The following table summarizes our cash flows for each of the years presented:

	Year ended September 30,
	2022		2021
Net cash used in operating activities		$(56,674,559)		$(54,253,288)
Net cash provided by financing activities		59,594,047		56,194,626
Net increase in cash	$	$ 2,919,488	$	$ 1,941,338

Operating Activities

During the year ended September 30, 2022, we used $56.7 million of cash in operating activities resulting primarily from our net loss of $66.1 million. This use of cash was partially offset by $11.1 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, change in fair value of unsecured convertible promissory note, loss on extinguishment of debt, loss on equity method investment and depreciation and amortization expense. The net cash outflow of $1.7 million from changes in our operating assets and liabilities was primarily due to an increase in prepaid expenses of $3.1 million for prepayments associated with ONS-5010 development costs, partially offset by an increase in accounts payable and accrued expenses of $1.5 million.

During the year ended September 30, 2021, we used $54.3 million of cash in operating activities resulting primarily from our net loss of $53.2 million. This use of cash was partially offset by $6.0 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, gain on settlement of lease termination obligation, loss on equity method investment and depreciation and amortization expense. The net cash outflow of $7.1 million from changes in our operating assets and liabilities was primarily due to an increase in prepaid expenses of $1.7 million for prepayments associated with ONS-5010 development costs, a decrease in accrued expenses of $5.3 million primarily due to the settlement of lease termination obligation and payments to sites for accrued costs, a decrease in accounts payable of $0.2 million and $0.2 million of payments for operating leases. These outflows were partially offset by a decrease in other assets of $0.3 million.

Financing Activities

During the year ended September 30, 2022, net cash provided by financing activities was $59.6 million, primarily attributable to $54.0 million in net proceeds from an underwritten public offering in November 2021 of an aggregate of 46,000,000 shares of our common stock and accompanying 2,100,000 warrants to purchase shares of our common stock, $0.2 million in net proceeds from exercise of common stock warrants, $8.3 million in net proceeds from the sale of common stock under the ATM Offering and $9.4 million in net proceeds from the issuance of an unsecured promissory note with a face amount of $10.2 million in November 2021. We also made $12.3 million in debt and finance lease obligation payments.

During the year ended September 30, 2021, net cash provided by financing activities was $56.2 million, primarily attributable to $39.5 million in net proceeds from the underwritten public offering and concurrent private placement in February 2021 for an aggregate of 42,607,394 shares of our common stock and accompanying 2,116,364 warrants to purchase shares of our common stock, $6.8 million in net proceeds from the sale of common stock under the ATM Offering and $10.0 million in net proceeds from issuance of an unsecured promissory note with face amount of $10.2 million in November 2020. Additionally, we received $3.6 million in net proceeds from common stock warrants exercised. We also made $3.7 million in debt and finance lease obligations payments.

Description of Indebtedness

On November 16, 2021, we received $10.0 million in net proceeds from the issuance of the 2021 Note, with a face amount of $10.2 million. The 2021 Note bears interest at a rate of 9.5% per annum compounding daily, matures January 1, 2023, and includes an original issue discount of $0.2 million. We may prepay all or a portion of the 2021 Note at any time by paying 105% of the outstanding balance elected for pre-payment.

While the 2021 Note is outstanding, we agreed to keep adequate public information available, maintain our Nasdaq listing, and refrain from undertaking certain “Variable Security Issuances” without the noteholders’ consent, subject to certain limited exempt issuances, in addition to other negative covenants. The 2021 Note provides that in the event of default if we breach our negative covenants under the purchase agreements, undertake certain “Fundamental Transactions” (as defined therein), along with other customary events of default, in addition to providing for a default rate of 14%, the noteholder has the right to increase the outstanding balance by 5%.

On December 22, 2022, we entered into the Securities Purchase Agreement and issued the Note to the Lender. The Note has an original issue discount of $1.8 million. The Note bears interest at 9.5% per annum and matures on January 1, 2024. The Note contains customary covenants, including a restriction on our ability to pledge certain of our assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the Note at the Conversion Price (as defined below).  The principal amount and Conversion Price of the Note are subject to adjustment upon certain triggering events.  In addition, the Company has the right to convert all or any portion of the outstanding balance under the Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $2.50 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. Upon the occurrence of certain events described in the Note, including, among others, the Company’s failure to pay amounts due and payable under the Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent, each such event, a Trigger Event, the Lender shall have the right, subject to certain exceptions, to increase the balance of the Note by 10% for a Major Trigger Event (as defined in the Note) and 5% for a Minor Trigger Event (as defined in the Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default, such event, an Event of Default. Following an Event of Default, the Lender may accelerate the Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. While the Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt. Lender will also have a 10% participation right in any future debt or equity financings.

Funding Requirements

We plan to focus in the near term on supporting the review of our BLA submission for ONS-5010 with the FDA and to prepare for the potential launch of LYTENAVATM, if approved, to support the generation of commercial revenues. We anticipate we will incur net losses and negative cash flow from operations for the foreseeable future. We may not be able to initiate commercialization of ONS-5010 if, among other things, the FDA does not approve our BLA when we expect, or at all, or if we are not able to secure sufficient funding of our expected post-launch commercial costs.

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

We believe our existing cash and cash equivalents as of September 30, 2022 of $17.4 million, together with net proceeds of $17.8 million from our December 2022 issuance of an unsecured promissory note, $24.0 million from our December 2022 sale of shares of our common stock in the registered direct equity offering, and $1.1 million from the sale of shares of common stock under our ATM Offering since September 30, 2022, are expected to fund our operations into the third calendar quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will need to raise substantial additional capital in order to complete our planned ONS-5010 development program. We plan to finance our future operations with a combination of proceeds from potential strategic collaborations, sale of the development and commercial rights to our drug product candidates, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Further, due to current market volatility, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. There are no assurances that we will be successful in obtaining an adequate level of financing for the commercialization of ONS-5010 or the development of any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our prepaid and accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers require advance payments; however, some invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. We make estimates of our prepaid expenses and accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated prepaid and accrued research and development expenses include fees paid to:

●	vendors in connection with preclinical development activities
●	CMOs for the production of preclinical and clinical trial materials;
●	CROs in connection with clinical trials; and
●	clinical trial sites.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. In many instances payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In recognizing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of prepaid and accrued research and development expenses.

Recently Issued Accounting Pronouncements

There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Outlook Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Outlook Therapeutics, Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of prepaid research and development expenses

As discussed in Note 3 to the consolidated financial statements, research and development costs are expensed as incurred and consist primarily of funds paid to third parties for the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, as well as regulatory compliance costs. At the end of each reporting period, the Company compares the payments made to third-party service providers to the estimated progress towards completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense related to these costs.

We identified the evaluation of prepaid research and development expenses for a certain contract manufacturing organization (CMO) used by the Company for supply and manufacturing of pre-clinical and clinical trial materials and commercial materials, including manufacturing validation batches, as a critical audit matter. Specifically, evaluating the sufficiency of audit evidence obtained over associated costs incurred for the services provided by the selected CMO required especially subjective auditor judgment due to the nature of evidence available regarding progress towards completion of underlying phases within the statements of work.

The following are the primary procedures we performed to address this critical audit matter. For the selected CMO, we examined (1) statements of work, (2) payments, and (3) communications received from the CMO related to the status of underlying phases within the statements of work, and compared them to the Company’s schedule of costs incurred as of year-end. We also confirmed the status of underlying phases within the statements of work directly with the selected CMO. We assessed the sufficiency of audit evidence obtained related to prepaid research and development expenses related to statements of work with the selected CMO by evaluating the cumulative results of the audit procedures.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

December 29, 2022

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$17,396,812	$14,477,324
Prepaid expenses and other current assets	10,123,634	7,030,823
Total current assets	27,520,446	21,508,147

Property and equipment, net	—	163,625
Operating lease right-of-use assets, net	70,360	111,429
Equity method investment	804,930	853,660
Other assets	132,015	174,590
Total assets	$28,527,751	$22,811,451

Liabilities, convertible preferred stock and stockholders’ equity

Current liabilities:
Current portion of long-term debt	$10,915,015	$904,200
Current portion of finance lease liabilities	11,751	26,464
Current portion of operating lease liabilities	26,995	42,854
Accounts payable	3,491,485	2,196,349
Accrued expenses	3,427,900	1,725,721
Income taxes payable	1,856,629	1,856,629
Total current liabilities	19,729,775	6,752,217

Long-term debt	—	10,885,854
Finance lease liabilities	4,267	16,018
Operating lease liabilities	—	26,995
Warrant liability	57,138	522,918
Total liabilities	19,791,180	18,204,002

Commitments and contingencies (Note 9)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding	—	—
Total convertible preferred stock	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 325,000,000 shares authorized; 227,310,572 and 176,461,628 shares issued and outstanding at September 30, 2022 and September 30, 2021, respectively	2,273,105	1,764,616
Additional paid-in capital	415,398,984	345,726,087
Accumulated deficit	(408,935,518)	(342,883,254)
Total stockholders' equity	8,736,571	4,607,449
Total liabilities, convertible preferred stock and stockholders' equity	$28,527,751	$22,811,451

See accompanying notes to consolidated financial statements

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended September 30,
	2022	2021
Operating expenses:
Research and development	$42,330,856	$38,958,010
General and administrative	20,739,897	12,768,725
Loss from operations	(63,070,753)	(51,726,735)
Loss on equity method investment	48,730	46,340
Interest expense, net	1,487,456	936,127
Loss on extinguishment of debt	1,025,402	—
Change in fair value of unsecured convertible promissory note	882,903	—
Change in fair value of warrant liability	(465,780)	452,146
Loss before income taxes	(66,049,464)	(53,161,348)
Income tax expense	2,800	2,000
Net loss	$(66,052,264)	$(53,163,348)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.31)	$(0.35)
Weighted average shares outstanding, basic and diluted	212,079,472	152,676,145

See accompanying notes to consolidated financial statements

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Stockholders’ Equity
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at October 1, 2020	127,183,109	$1,271,831	$291,274,366	$(289,719,906)	$2,826,291
Issuance of common stock in connection with exercise of warrants	3,815,935	38,159	3,555,221	—	3,593,380
Sale of common stock, net of issuance costs	45,462,584	454,626	46,009,213	—	46,463,839
Stock-based compensation expense	—	—	4,887,287	—	4,887,287
Net loss	—	—	—	(53,163,348)	(53,163,348)
Balance at September 30, 2021	176,461,628	1,764,616	345,726,087	(342,883,254)	4,607,449
Issuance of common stock in connection with exercise of warrants	15,675	157	187,943	—	188,100
Issuance of common stock in connection with exercise of stock options	25,000	250	17,500	—	17,750
Sale of common stock, net of issuance costs	50,808,269	508,082	61,756,650	—	62,264,732
Stock-based compensation expense	—	—	7,710,804	—	7,710,804
Net loss	—	—	—	(66,052,264)	(66,052,264)
Balance at September 30, 2022	227,310,572	$2,273,105	$415,398,984	$(408,935,518)	$8,736,571

See accompanying notes to consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(66,052,264)	$(53,163,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,694	262,140
Loss on extinguishment of debt	1,025,402	—
Non-cash interest expense	1,655,340	893,886
Stock-based compensation	7,710,804	4,887,287
Change in fair value of unsecured convertible promissory note	882,903	—
Change in fair value of warrant liability	(465,780)	452,146
Gain on settlement of lease termination obligation	—	(552,340)
Loss on equity method investment	48,730	46,340
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,092,811)	(1,729,944)
Other assets	—	298,523
Operating lease liability	(42,854)	(150,346)
Accounts payable	1,295,136	(198,469)
Accrued expenses	156,141	(5,299,163)
Net cash used in operating activities	(56,674,559)	(54,253,288)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of issuance costs	62,307,307	46,301,841
Proceeds from debt	10,000,000	10,000,000
Payment of debt issuance costs	—	(8,032)
Proceeds from exercise of common stock warrants	188,100	3,593,380
Proceeds from exercise of stock options	17,750	—
Payments of finance lease obligations	(26,464)	(29,778)
Repayment of stockholder notes	—	(3,612,500)
Repayment of debt	(12,292,646)	(50,285)
Payment of financing costs	(600,000)	—
Net cash provided by financing activities	59,594,047	56,194,626
Net increase in cash and cash equivalents	2,919,488	1,941,338
Cash and cash equivalents at beginning of year	14,477,324	12,535,986
Cash and cash equivalents at end of year	$17,396,812	$14,477,324
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,556,691	$46,239
Supplemental schedule of non-cash financing activities:
Deferred offering costs amortization	$42,575	$—

See accompanying notes to consolidated financial statements.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

1.     Organization and Operations

Description of the Business

Outlook Therapeutics, Inc. (“Outlook” or the “Company”) was incorporated in New Jersey on January 5, 2010, started operations in July 2011, reincorporated in Delaware by merging with and into a Delaware corporation in October 2015 and changed its name to “Outlook Therapeutics, Inc.” in November 2018. The Company is a biopharmaceutical company focused on developing and commercializing ONS-5010, an ophthalmic formulation of bevacizumab for use in retinal indications. The Company is based in Iselin, New Jersey.

The Company has been actively monitoring the COVID-19 pandemic and its impact globally. Given the Company’s current infrastructure needs and current strategy, the Company was able to transition to remote working with limited impact on productivity, as shelter-in-place and similar government orders were imposed. All development activities are currently active in support of the Company’s Biologics License Application (“BLA”) registration program for ONS-5010 for wet age-related macular degeneration (“wet AMD”). In fiscal year 2022, the Company submitted the BLA and received confirmation from the U.S. Food and Drug Administration (“FDA”) that the BLA had been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. Additionally, the Company submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA), which has been validated for review with an estimated decision date expected in early 2024.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. Management believes the financial results for the year ended September 30, 2022 were not significantly impacted by COVID-19.

2.     Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $408.9 million as of September 30, 2022. As of September 30, 2022, the Company had $11.1 million of principal and accrued interest due under an unsecured promissory note maturing on January 1, 2023 (“the November 2021 note”).  As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Subsequent to September 30, 2022, the Company sold 895,391 shares of common stock under its "at-the-market" equity offering program (the "ATM Offering"). The Company received $1.1 million in net proceeds from the ATM Offering.

In December 2022, in a registered direct equity offering to certain institutional and accredited investors, including GMS Ventures and Investments, or GMS Ventures, the Company’s largest stockholder, the Company issued 28,460,831 shares of common stock at a purchase price per share of $0.8784 for $24.0 million in net proceeds after payment of placement agent fees and other estimated offering costs. GMS Ventures purchased an aggregate of 14,230,418 shares of common stock in the registered direct equity offering at the offering price per share. In connection with the registered direct equity offering, the Company issued to M.S. Howells & Co., the placement agent, warrants to purchase up to an aggregate of 515,755 shares of common stock at an exercise price of $1.05 per share, which warrants have a three-year term.

On December 22, 2022, the Company entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note with a face amount of $31.8 million, (the “ Note”), to Streeterville Capital, LLC, or the Lender, the current holder of the Company’s outstanding unsecured promissory note maturing on January 1, 2023. The Note has an original

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

issue discount of $1.8 million. The Company received net proceeds of $17.8 million upon the closing on December 28, 2022 after deducting the Lender’s transaction costs in connection with the issuance and a full payment of the remaining outstanding principal and accrued interest on the November 2021 Note. The November 2021 Note was cancelled upon repayment. The Note bears interest at 9.5% per annum and matures on January 1, 2024. The Note contains customary covenants, including a restriction on the Company’s ability to pledge certain of the Company’s assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the Note at the Conversion Price (as defined below).  The principal amount and conversion price of the Note are subject to adjustment upon certain triggering events.  In addition, the Company has the right to convert all or any portion of the outstanding balance under the Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $2.50 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. Upon the occurrence of certain events described in the Note, including, among others, the Company’s failure to pay amounts due and payable under the Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent, each such event, a Trigger Event, the Lender shall have the right, subject to certain exceptions, to increase the balance of the Note by 10% for a Major Trigger Event (as defined in the Note) and 5% for a Minor Trigger Event (as defined in the Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default, such event, an Event of Default. Following an Event of Default, the Lender may accelerate the Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. While the Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt. Lender will also have a 10% participation right in any future debt or equity financings.

Management believes that the Company’s existing cash and cash equivalents as of September 30, 2022 together with the net proceeds of $17.8 million from the December 2022 issuance of the Note, $24.0 million from the December 2022 sale of shares of common stock in the registered direct equity offering, and $1.1 million in net proceeds from the sale of shares of common stock under the ATM Offering since September 30, 2022 are expected to fund its operations into the third calendar quarter of 2023. Additional financing will be needed by the Company to fund its operations in the future and to commercially launch ONS-5010 and develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may also include, but are not limited to, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. There can be no assurance that these future funding efforts will be successful.

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

Cash and cash equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and convertible to known cash amounts. At September 30, 2022 and 2021, the Company’s cash equivalents consist of a money market account.

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

At September 30, 2022 and 2021, the Company’s financial instruments included cash, accounts payable, accrued expenses and the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The carrying amount of accounts payable, accrued expenses, and the PPP loan approximates fair value due to the short-term maturities of these instruments.

Fair Value Option

The Company elected the fair value option to account for its amended unsecured convertible promissory note. Refer to Note 8 for further details on the amended unsecured convertible promissory note. The fair value of the amended unsecured convertible promissory note at issuance and subsequent to issuance was estimated using a discounted cash flow model. Significant estimates in the cash flow model include the discount rate and the probability and timing of redemption.

Fair Value of Other Financial Instruments

As of September 30, 2022, the carrying value of the unsecured promissory note of $10.9 million approximates fair value due to the short maturity of this instrument.

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the consolidated balance sheet. The Company had no Short-Term Leases as of September 30, 2022.

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

Upfront milestone payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered. Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid to Australian vendors pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors. During the year ended September 30, 2021, the Company recorded $0.1 million in its consolidated statements of operations related to the cash refund it expected to receive from the Australian research and development tax incentive program. During the year ended September 30, 2022, there was no eligible spending as part of this incentive program and as result no amount was recorded on the Company’s consolidated statements of operations.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2022 and 2021, as they would be antidilutive:

	As of September 30,
	2022	2021
Performance-based stock units	2,470	2,470
Performance-based stock options	700,000	1,000,000
Stock options	20,124,581	16,110,015
Common stock warrants	6,812,794	5,128,829

Recently issued accounting pronouncements

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

4.     Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$57,138

	September 30, 2021
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$522,918

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and unsecured convertible promissory note for the years ended September 30, 2022 and 2021:

	Unsecured Convertible
	Promissory Note	Warrants
Balance at October 1, 2020	$—	$70,772
Fair value at issuance date	12,051,581	—
Change in fair value	—	452,146
Balance at September 30, 2021	12,051,581	522,918
Change in fair value	882,903	(465,780)
Repayment	(12,934,484)	—
Balance at September 30, 2022	$—	$57,138

As further described in Note 8, the Company elected the fair value option to account for its amended unsecured convertible promissory note. The fair value of the amended unsecured convertible promissory note at issuance and subsequent to issuance was estimated using a discounted cash flow model. Significant estimates in the cash flow model include the discount rate and the probability and timing of redemption. The amended unsecured convertible promissory note was repaid in full during the year ended September 30, 2022.

The warrants issued in connection with convertible senior secured notes originally issued pursuant to a certain Note and Warrant Purchase Agreement dated December 22, 2017, are classified as liabilities on the accompanying consolidated balance sheets as the warrants include cash settlement features at the option of the holders under certain circumstances. The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	September 30,
	2022	2021
Risk-free interest rate	4.23%	0.62%
Remaining contractual term of warrants (years)	2.4	3.4
Expected volatility	92.5%	124.7%
Annual dividend yield	—%	—%
Fair value of common stock (per share)	$1.22	$2.17

5.     Property and Equipment

Property and equipment, net, consists of:

	September 30,
	2022	2021
Laboratory equipment	$1,067,351	$1,067,351
Less: accumulated depreciation	(1,067,351)	(903,726)
	$—	$163,625

Depreciation expense for the years ended September 30, 2022 and 2021 was $163,625 and $163,624, respectively.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

6.      Equity Method Investment

In connection with the execution of a stock purchase agreement with Syntone Ventures LLC (“Syntone Ventures”), the U.S. based affiliate of Syntone Technologies Group Co. Ltd. (“Syntone PRC”) on May 22, 2020, the Company and Syntone PRC entered into a joint venture agreement pursuant to which they agreed to form a People’s Republic of China (“PRC”) joint venture, Beijing Syntone Biopharma Ltd (“Syntone JV”), that is 80% owned by Syntone PRC and 20% owned by the Company. As the Company can exert significant influence over, but does not control, Syntone JV’s operations through voting rights or representation on Syntone JV’s board of directors, the Company accounts for this investment using the equity method of accounting. Upon formation of Syntone JV in April 2021, the Company entered into a royalty-free license with Syntone JV for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

The Company made the initial investment of $900,000 in June 2020 and expects to be required to make an additional capital contribution to Syntone JV of approximately $2,100,000, which will be made within four years after the establishment date in accordance with the development plan contemplated in the license agreement or on such other terms within such four-year period. The maximum exposure to a loss as a result of the Company’s involvement in Syntone JV is limited to the initial investment and the future capital contributions totaling approximately $2,100,000.

7.     Accrued Expenses

Accrued expenses consists of:

	September 30,
	2022	2021
Compensation	$1,976,252	$753,808
Research and development	744,154	808,780
Interest payable	—	12,909
Professional fees	564,423	—
Other accrued expenses	143,071	150,224
	$3,427,900	$1,725,721

8.     Debt

Debt consists of:

	September 30,
	2022	2021
Unsecured convertible promissory note (measured at fair value)	$—	$10,938,145
Unsecured promissory note	11,114,518	—
Paycheck Protection Program term loan	—	904,200
Total debt	11,114,518	11,842,345
Less: unamortized loan costs	(199,503)	(52,291)
Total debt, net of unamortized loan costs	10,915,015	11,790,054
Less: current portion	(10,915,015)	(904,200)
Long-term debt	$—	$10,885,854

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Unsecured promissory note

On November 16, 2021, the Company received $10,000,000 in net proceeds from the issuance of an unsecured promissory note with a face amount of $10,220,000. Debt issuance costs totaling $820,000 were recorded as debt discount and are deducted from the principal in the accompanying consolidated balance sheets. The debt discount is amortized as a component of interest expense over the term of the underlying debt using the effective interest method. The note bears interest at a rate of 9.5% per annum compounding daily and matures January 1, 2023. The Company may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment.

During the years ended September 30, 2022 and 2021, the Company recognized $1,655,340 and $893,886, respectively, of interest expense related to the unsecured promissory notes, of which $646,299 and $175,741, respectively, are related to the amortization of debt discount.

Paycheck Protection Program term loan

On May 4, 2020, the Company received $904,200 in proceeds from a loan granted pursuant to the PPP of the CARES Act. The PPP term loan was evidenced by a promissory note containing the terms and conditions for repayment of the PPP term loan. The PPP term loan provided for an initial six-month deferral of payments and any amount owed on the loan had a two-year maturity (May 2022), with an interest rate of 1% per annum. Commencing October 15, 2021, the Company began to pay the lender equal monthly payments of principal and interest as required to fully amortize any principal amount outstanding on the PPP term loan as of October 15, 2021 by May 2, 2022. The loan was fully repaid on May 2, 2022. Interest expense on the PPP loan for the years ended September 30, 2022 and 2021 was $2,718 and $9,219, respectively.

Future maturities of indebtedness at September 30, 2022 are as follows for the years ending September 30:

2023	$11,114,518

9.     Commitments and Contingencies

Selexis Commercial License Agreements

In April 2013, the Company entered into commercial license agreements with Selexis for each of the ONS-3010, ONS-1045 and ONS-1050 biosimilar product candidates (which agreements were subsequently amended on May 21,

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Technology license

The Company entered into a technology license agreement with Selexis that will require milestone payments of $355,737 (based on an exchange rate on September 30, 2022 for converting Swiss Francs to U.S. dollars) to the licensor by the Company upon achievement of certain clinical milestones and pay a single digit royalty on net sales by the Company utilizing such technology. The Company also has the contractual right to buy out the royalty payments at a future date.

Litigation

On July 20, 2020, Liomont, filed a complaint against the Company in the U.S. District Court of the Southern District of New York alleging certain breach of contract claims under the June 25, 2014 strategic development, license and supply agreement relating to the biosimilar development program for ONS-3010 and ONS-1045 claiming $3,000,000 in damages. On March 30, 2021, the Company entered into a confidential settlement agreement with Liomont, and the complaint was dismissed on April 11, 2021. The Company agreed to make an initial settlement payment of $625,000 that was paid in April 2021; and an additional payment of $750,000, which was paid in April 2022. There are no remaining future financial obligations.

Leases

Corporate office

In March 2021, the Company assigned its Monmouth Junction, New Jersey corporate office lease to a third party and as of September 30, 2021, did not have remaining future obligations. In March 2021, the Company entered into a new three-year term corporate office lease in Iselin, New Jersey which commenced on April 23, 2021.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

The components of lease cost for the years ended September 30, 2022 and 2021 were as follows:

	Year ended September 30,
	2022	2021
Lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities	3,141	5,093
Total finance lease cost	3,141	5,093
Operating lease cost	44,867	106,879
Total lease cost	$48,008	$111,972

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee were as follows:

	September 30,
	2022	2021
Operating leases:
Right-of-use asset	$70,360	$111,429
Operating lease liabilities	26,995	69,849
Finance leases:
Right-of-use asset	$—	$—
Financing lease liabilities	16,018	42,482
Weighted-average remaining lease term (years):
Operating leases	1.6	2.6
Finance leases	1.3	1.7
Weighted-average discount rate:
Operating leases	7.5%	7.5%
Finance leases	13.0%	9.5%

Other information related to leases for the years ended September 30, 2022 and 2021 are as follows:

	Year ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$3,141	$5,093
Operating cash flows from operating leases	46,652	158,708
Financing cash flows from finance leases	26,464	29,778
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$128,473

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Future minimum payments under noncancelable leases at September 30, 2022 are as follows for the years ending September 30:

	Operating leases	Finance leases
2023	$27,675	$13,149
2024	—	4,383
Total undiscounted lease payments	27,675	17,532
Less: Imputed interest	680	1,514
Total lease obligations	$26,995	$16,018

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company matches 100% of the first 3% of employee contributions. The Company assumes all administrative costs of the Plan. For the years ended September 30, 2022 and 2021, the expense relating to the matching contribution was $83,266 and $40,305, respectively.

10.   Stockholders’ Equity

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

In November 2021, the Company issued 46,000,000 shares of common stock in an underwritten public offering at a purchase price per share of $1.25 for $54.0 million in net proceeds after payment of underwriter discounts and commissions and other underwriter offering costs. GMS Ventures, the Company’s largest stockholder and strategic partner, purchased an aggregate of 16,000,000 shares of common stock in the public offering at the public offering price per share. In connection with the underwritten public offering, the Company issued the underwriter warrants to purchase up to an aggregate of 2,100,000 shares of common stock at an exercise price of $1.5625 per share, which warrants have a five-year term.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2022.

H.C. Wainwright & Co. At-the-Market Offering Agreement

On March 26, 2021, the Company entered into an At-the-Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., as sales agent (“Wainwright” or the “Agent”), under which the Company may issue and sell shares of its common stock from time to time through Wainwright as sales agent. The Company filed a prospectus supplement, dated March 26, 2021, with the Securities and Exchange Commission pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to up to $40.0 million from time to time through Wainwright. The Company incurred financing costs of $197,654 which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the ATM Offering. As of September 30, 2022, $119,422 of such deferred costs are included in other assets on the consolidated balance sheets.

Under the Agreement, the Company pays Wainwright a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the Agreement. The offering of common stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

During the year ended September 30, 2022, the Company sold 4,808,269 shares of common stock under the ATM Offering and generated $8.6 million in gross proceeds. The Company paid fees to the sales agent of $0.3 million.

During the year ended September 30, 2021, the Company sold 2,855,190 shares of common stock under the ATM Offering and generated $7.2 million in gross proceeds. The Company paid fees to the sales agent of $0.2 million.

Common stock warrants

As of September 30, 2022, the Company had the following warrants outstanding to acquire shares of its common stock:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
December 22, 2024	(i)	277,128	$12.00
April 13, 2025	(i)	145,686	$12.00
May 31, 2025	(i)	62,437	$12.00
February 24, 2025		172,864	$1.27
February 26, 2024		1,747,047	$0.9535
June 22, 2025		191,268	$1.51875
January 28, 2026		2,116,364	$1.25
November 23, 2026		2,100,000	$1.5625
		6,812,794

(i)	The warrants were issued in connection with the convertible senior secured notes originally issued pursuant to the certain Note and Warrant Purchase Agreement dated December 22, 2017 and are classified as liabilities on the accompanying consolidated balance sheets, as the warrants include cash settlement features at the option of the holders under certain circumstances. Refer to Note 4 for fair value measurements disclosures.

During the year ended September 30, 2022, warrants to purchase an aggregate of 400,360 shares of common stock with a weighted average exercise price of $12.00 expired; and warrants to purchase an aggregate of 15,675 shares of common stock with a weighted average exercise price of $12.00 were exercised for cash.

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

11.   Preferred Stock

The Company’s board of directors has the authority, without further action by its stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the number, rights, preferences, privileges and restrictions thereof. The Company’s board of directors has previously designated 1,000,000 shares as “Series A Convertible Preferred Stock,” 200,000 shares as “Series A-1 Convertible Preferred Stock” and 1,500,000 shares as “Series B Convertible Preferred Stock.” At September 30, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Series A Convertible Preferred Stock

The Series A Convertible preferred stock, or Series A Convertible, accrued dividends at a rate of 10% per annum, compounded quarterly, payable quarterly at the Company’s option in cash or in kind in additional shares of Series A Convertible. The Series A Convertible was also entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of common stock or other securities. The initial conversion rate was subject to appropriate adjustment in the event of a stock split, stock dividend, combination, reclassification or other recapitalization affecting the common stock.

Series A-1 Convertible Preferred Stock

The Series A-1 Convertible preferred stock, or the Series A-1, accrued dividends at a rate of 10% per annum, compounded quarterly, payable quarterly at the Company’s option in cash or in kind in additional shares of Series A-1. The Series A-1 was also entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of Common Stock or other securities. The holders of the Series A-1 had the right to vote on matters submitted to a vote of the Company’s stockholders on an as-converted basis, voting with the Company’s other stockholders as a single class. In addition, without the prior written consent of a majority of the outstanding shares of Series A-1, the Company would not take certain actions, including amending its certificate of incorporation or bylaws, or issuing securities ranking pari passu or senior to the Series A-1.

Series B Convertible Preferred Stock

The Series B Convertible preferred stock, or Series B Convertible, were non-voting, did not accrue dividends nor did the shares of Series B Convertible had any specific rights or preferences, and had a par value of  $0.01 per share and were convertible into 2,112,676 shares of common stock. The Series B Convertible were not convertible into common stock if the holder thereof would beneficially own more than 9.99% of the common stock, or, if during the first six-month period following the closing of the exchange, 7.50%, but automatically converted into common stock in part from time to time if the holder beneficially owned below a certain beneficial ownership threshold of the common stock.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

12.   Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. As of September 30, 2022, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”) no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 34,565,837. As of September 30, 2022, 13,546,604 shares remained available for grant under the 2015 Plan.

Stock options and RSUs granted under the Company's 2015 Plan generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the years ended September 30, 2022 and 2021:

	Year ended September 30,
	2022	2021
Research and development	$2,691,330	$953,328
General and administrative	5,019,474	3,933,959
	$7,710,804	$4,887,287

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Stock options

The following table summarizes all of the Company’s stock option activity for the years ended September 30, 2021 and 2022:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2020	3,762,143	$2.01
Granted	12,461,645	1.29
Forfeited or expired	(113,773)	0.76
Balance at September 30, 2021	16,110,015	1.46
Granted	4,039,566	1.60
Exercised	(25,000)	0.71		$38,960
Balance at September 30, 2022	20,124,581	$1.49	8.3	$4,521,960
Exercisable	8,353,802	$1.53	7.9	$2,067,210
Vested and expected to vest at September 30, 2022	20,124,581	$1.49	8.3	$4,521,960

The aggregate intrinsic value represents the total amount by which the fair market value of the common stock subject to options exceeds the exercise price of the related options.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on a weighted average of the Company’s historical volatility and the volatilities of similar entities within the Company’s industry which are commensurate with the expected term assumption. The expected term calculation is based on the “simplified” method described in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, since the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero since the Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends. Options granted under the 2015 Plan generally vest over one to four years and have a term of 10 years.

The weighted average grant date fair value of the options awarded to employees and directors for the years ended September 30, 2022 and 2021 was $1.23 and $0.98 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2022	2021
Risk-free interest rate	1.77%	0.58%
Expected term (years)	6.0	6.0
Expected volatility	95.3%	94.5%
Expected dividend yield	—	—

As of September 30, 2022, there was $11,016,572 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.7 years.

Performance-based stock options

The Company granted certain officers of the Company option awards where vesting was contingent upon meeting certain company-wide performance goals. The performance stock options were granted “at-the-money” and have a term of 10 Years.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The fair value of each option grant under the performance share option plan was estimated on the date of grant using the same option valuation model used for non-statutory options above. Compensation expense for performance-based stock options is only recognized when management determines it is probable that the awards will vest.

The following table summarizes all of the Company’s performance-based stock option activity for the years ended September 30, 2021 and 2022.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2020	—	$—
Granted	1,000,000	2.42
Balance at September 30, 2021	1,000,000	2.42
Granted	1,900,000	1.44
Forfeited or expired	(2,200,000)	1.89
Balance at September 30, 2022	700,000	$1.44	9.2	$—
Exercisable	700,000	$1.44	9.2	$—
Vested and expected to vest at September 30, 2022	700,000	$1.44	9.2	$—

The weighted average grant date fair value of the performance stock options awarded for the years ended September 30, 2022 and 2021 was $1.03 and $1.76  per option, respectively. During the year ended September 30, 2022, an aggregate of 700,000 performance-based stock options vested as a result of achieving one of the set performance conditions related to the Company’s BLA submission that resulted in the Company recognizing stock-based compensation expense of $718,950 during the year ended September 30, 2022. During the year ended September 30, 2022, an aggregate of 2,200,000 performance-based stock options were forfeited because certain performance conditions were not achieved. During the year ended September 30, 2021, no expense was recognized because the performance conditions were not considered probable of achievement. As of September 30, 2022, there were no remaining performance conditions. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2022	2021
Risk-free interest rate	1.26%	0.88%
Expected term (years)	5.2	5.4
Expected volatility	91.5%	93.1%
Expected dividend yield	—	—

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year life from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion. The following table summarizes the activity related to PSUs during the years ended September 30, 2021 and 2022:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual	Aggregate
	PSUs	Per PSU	Term (Years)	Intrinsic Value
Balance at October 1, 2020	2,470	$49.97
Forfeitures	—	—
Balance at September 30, 2021	2,470	$49.97
Forfeitures	—	—
Balance at September 30, 2022	2,470	$49.97	2.0	$—
Vested and exercisable at September 30, 2022	2,470	$49.97	2.0	$—
Vested and expected to vest at September 30, 2022	2,470	$49.97	2.0	$—

Restricted stock

In January 2020, in connection with the consulting agreements entered into by the Company and four principals of MTTR,  the Company issued an aggregate of 7,244,739 shares of its common stock. Refer to Note 14 for further details on the consulting agreements and terminated strategic partnership agreement. The shares may not be sold until the earlier of (i) six months following FDA approval of ONS-5010, (ii) the date the Company publicly announces not to pursue development of ONS-5010, (iii) a change in control or (iv) January 2025. In addition, the Company has the right to repurchase the shares for $0.01 per share if the consultant terminates his agreement other than for good reason or the Company terminates the agreement for cause. The repurchase right lapses, in tiered percentages, based upon the completion of enrollment of the Company’s NORSE TWO clinical trial of ONS-5010 by certain dates. The repurchase right may also lapse as to 50% or 100% of the shares if the Company enters into certain agreements pertaining to ONS-5010 that meet certain value thresholds or the Company’s share price meets certain predefined targets. The repurchase right also lapses as to 100% of the shares upon the earliest to occur of (i) filing of the BLA for ONS-5010, (ii) termination of the agreement by the consultant for good reason or by the Company other than for cause, (iii) in the event of disability, or (iv) upon a change in control.

The grant date fair value of the restricted shares was $0.54 per share and equal to the closing stock price of the Company’s common stock at the time of grant. Compensation expense is recognized over the shorter of the explicit service period or derived service period which was determined to be 4.8 years at the time of grant. Compensation expense may be accelerated when certain performance conditions become probable and the corresponding purchase right has lapsed. During the years ended September 30, 2022 and 2021, the Company recognized compensation expense related to the restricted stock of $2,003,946 and $607,060, respectively. As of September 30, 2022, there was no unrecognized compensation expense related to the restricted stock.

13.   Collaboration Arrangements

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The Company made the initial investment of $900,000 in June 2020. The Company expects to be required to make an additional capital contribution to the PRC joint venture of approximately $2.1 million, which will be made within four years after the establishment date in accordance with the development plan contemplated in the license agreement or on such other terms within such four-year period.

14.   Related-Party Transactions

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

Concurrently, the Company also entered into consulting agreements directly with each of the four principals of MTTR setting forth the terms of his respective compensation arrangement, as well as providing for certain transfer restrictions and repurchase rights applicable to the shares of common stock to be issued pursuant hereto. The termination agreement, and the consulting agreements, became effective upon stockholder approval of the share issuance on March 19, 2020. Refer to Note 12 for the accounting of the restricted stock issued and compensation expense recognized.

MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate $526,435 and $1,089,408 during the years ended September 30, 2022 and 2021, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock (Note 12). As of September 30, 2022 and 2021, the amounts payable to former MTTR principals as consultants of $18,333 and $89,762, respectively, were included in accounts payable in the accompanying consolidated balance sheets.

On December 21, 2021, the Company entered into employment agreements with each of Mr. Dagnon and Mr. Evanson, which superseded and replaced their prior consulting agreements. Pursuant to their new employment agreements, each of Mr. Dagnon and Mr. Evanson will receive a base salary of $450,000 and a discretionary annual cash bonus with a target amount equal to 50% of his respective base salary. In connection with their entry into the employment agreements, each of Mr. Dagnon and Mr. Evanson received a grant of 800,000 options to purchase common stock, one quarter of which will

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

vest on the first anniversary of the grant and the remainder of which will vest in monthly installments over the succeeding three years, subject to their continued service through each vesting date. In addition, each of Mr. Dagnon and Mr. Evanson received a performance grant of 200,000 options to purchase common stock, which will vest upon the Company’s achievement of certain milestones. An aggregate of 200,000 performance-based stock options vested as a result of achieving the performance condition related to the Company’s BLA submission. Refer to Note 12 for further details on performance-based stock options.

15.   Income Taxes

Income tax benefit for the years ended September 30, 2022 and 2021 consists of the following:

	Year ended September 30,
	2022	2021
State tax	$2,800	$2,000

The Company did not sell any New Jersey State net operating losses (“NOLs”) or unused research and development tax credits during the years ended September 30, 2022 and 2021.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended September 30,
	2022	2021
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.1)	(7.0)
Net operating loss	—	1.9
Permanent differences	—	0.4
Research and development credit	(3.5)	(3.7)
Change in valuation allowance	32.1	30.7
Other	(0.5)	(1.3)
Effective income tax rate	(0.0)%	(0.0)%

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The tax effects of the temporary differences that gave rise to deferred taxes were as follows:

	September 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$83,971,779	$67,778,970
Stock-based compensation	4,331,889	2,168,228
Lease liability	7,588	31,577
Research and development credit carryforward	11,166,153	8,842,001
Foreign tax credits	2,357,309	2,357,309
Accruals and others	815,310	348,605
Gross deferred tax assets	102,650,028	81,526,690
Less: valuation allowance	(102,630,250)	(81,449,372)
	19,778	77,318
Deferred tax liabilities:
Property and equipment	—	(45,995)
Right-of-use assets	(19,778)	(31,323)
Net deferred tax assets	$—	$—

As of September 30, 2022, the Company has approximately $339.9 million and $175.7 million of U.S. federal and New Jersey NOLs that will begin to expire in 2030 and 2039, respectively. As of September 30, 2022, the Company has federal and state research and development tax credit carryforwards of $10.4 million and $0.8 million, respectively, available to reduce future tax liabilities which will begin to expire in 2032 and 2033, respectively. As of September 30, 2022, the Company has federal foreign tax credit (“FTC”) carryforwards of $2.4 million available to reduce future tax liabilities which will begin to expire starting in 2023, of which $1.9 million of the FTC carryforward is included in the balance of unrecognized tax benefits. Realization of the deferred tax asset is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax asset does not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets as of September 30, 2022 and 2021. The valuation allowance increased by $21.2 million and $16.3 million during the year ended September 30, 2022 and 2021, respectively.

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

The 2017 Tax Cuts and Jobs Act (the "Act"), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 34% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. For the fiscal year ending September 30, 2018, the federal tax rate is 24.3%; for the fiscal year ending September 30, 2019, the federal tax rate is 21.0%. The Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of the Company's foreign subsidiaries to U.S. taxation as global intangible low-taxed income.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended September 30,
	2022	2021
Balance at beginning of year	$1,856,629	$1,856,629
Changes based on tax positions related to the current year	—	—
Balance at end of year	$1,856,629	$1,856,629

The Company does not anticipate material change in the unrecognized tax benefits in the next 12 months. These unrecognized tax benefits, if recognized, would affect the annual effective tax rate. The Company’s income tax returns for the years from 2011 through 2021 remain open for examination by the Internal Revenue Service as well as various states and municipalities.

Due to the change in ownership provisions of the Code, the availability of the Company’s NOL carryforwards may be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Code Section 382 limitation. To the extent there is a limitation, there would be a reduction in the deferred tax assets with an offsetting reduction in the valuation allowance.

On August 16, 2022, President Biden signed the Inflation Reduction Act (“the IRA”). The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an exercise tax on stock repurchases, both provisions are effective for tax years beginning after December 31, 2022. The Company is in the process of evaluating the IRA, but does not expect it to have a material impact on the Company's consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective as of September 30, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of September 30, 2022.

As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of the Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2023 Proxy Statement, no later than January 30, 2023, and certain information to be included in the 2023 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is to be included in our 2023 Proxy Statement as follows:

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

Item 11. Executive Compensation

The information required by this item is to be included in our 2023 Proxy Statement under the section entitled “Executive Compensation” and is incorporated herein by reference, provided that if the 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required with respect to equity compensation plans is to be included in our 2023 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2023 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, provided that if the 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is to be included in our 2023 Proxy Statement under the sections entitled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and is incorporated herein by reference, provided that if the 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services

The information required by this item is to be included in our 2023 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference, provided that if the 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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

10.7#¥

Consulting Agreement between the Company and The Dagnon Group LLC (Dagnon), dated as of January 27, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the SEC on January 31, 2020).

10.8#¥

Consulting Agreement between the Company and Scott Three Consulting, LLC (Evanson), dated as of January 27, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on January 31, 2020).

10.9#

Amendment No. 1 to Consulting Agreement dated November 8, 2021, by and between the Registrant and Scott Three Consulting, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 12, 2021).

10.10#

Amendment No. 1 to Consulting Agreement dated November 8, 2021, by and between the Registrant and the Dagnon Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on November 12, 2021).

10.11†

ONS-3010 Commercial License Agreement by and between the Registrant and Selexis SA effective as of April 11, 2013, as amended effective as of May 21, 2014 (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.12†

ONS-1045 Commercial License Agreement by and between the Registrant and Selexis SA effective as of April 11, 2013, as amended effective as of May 21, 2014 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

10.13†

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

10.15

Amended and Restated Investor Rights Agreement by and between the Registrant and GMS Ventures and Investments, dated April 21, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on April 22, 2022).

10.16

Form of Securities Purchase Agreement, dated February 24, 2020, by and among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 24, 2020).

10.17	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 24, 2020).

10.18

Securities Purchase Agreement by and between the Company and GMS Ventures and Investments dated February 24, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on February 24, 2020).

10.19	Form of GMS Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed with the SEC on February 24, 2020).

10.20	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed with the SEC on February 24, 2020).

10.21

Stock Purchase Agreement dated May 22, 2020, by and between the Registrant and Syntone Ventures LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 28, 2020).

10.22

Form of Securities Purchase Agreement dated June 22, 2020, by and among the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC June 23, 2020).

10.23

Securities Purchase Agreement dated June 22, 2020 by and between the Registrant and Syntone Ventures LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC June 23, 2020).

10.24	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC June 23, 2020).

10.25

Note Purchase Agreement dated November 4, 2020, between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC November 6, 2020).

10.26

Promissory Note dated November 4, 2020 between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC November 6, 2020).

10.27

Note Purchase Agreement dated November 16, 2021, between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC November 16, 2021).

10.28

Promissory Note dated November 16, 2021, between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC November 16, 2021).

10.29

Note Amendment dated November 16, 2021, between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC November 16, 2021).

10.30

Securities Purchase Agreement dated January 28, 2021, between the Registrant and Syntone Ventures LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 2, 2021).

10.31

At The Market Offering Agreement between the Company and H.C. Wainwright & Co. dated March 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 26, 2021).

10.32	Form of underwriter warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 2, 2021).

10.33

Securities Purchase Agreement, dated February 9, 2021, by and between the Company and GMS Ventures and Investments (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on February 11, 2021).

10.34#

Executive Employment Agreement by and between C. Russell Trenary III and Outlook Therapeutics, Inc, dated July 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2021).

10.35#

Amended and Restated Executive Employment Agreement by and between Lawrence Kenyon and Outlook Therapeutics, Inc, dated June 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 7, 2022).

10.36#

Executive Employment Agreement by and between Terry Dagnon and Outlook Therapeutics, Inc, dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 23, 2021).

10.37#

Executive Employment Agreement by and between Jeff Evanson and Outlook Therapeutics, Inc, dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 23, 2021).

10.38#*	Outlook Therapeutics, Inc. Non-Employee Director Compensation Policy as Amended and Restated Effective October 1, 2020.

10.39**

Securities Purchase Agreement, dated as of December 22, 2022, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 22, 2022).

10.40	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on December 22, 2022).

10.41

Form of Securities Purchase Agreement, dated December 23, 2022, by and among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2022).

10.42

Letter Agreement, dated December 22, 2022, by and between the Company and M.S. Howells & Co. (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2022).

10.43	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2022).

21.1	Subsidiaries of the Registrant

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
**

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2022	By:	/s/ C. Russell Trenary III
	Name:	C. Russell Trenary III
	Title:	President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ralph H. Thurman	Executive Chairman	December 29, 2022
Ralph H. Thurman

/s/ C. Russell Trenary III	President, Chief Executive Officer and Director	December 29, 2022
C. Russell Trenary III	(Principal Executive Officer)

Chief Financial Officer,
/s/ Lawrence A. Kenyon	Treasurer, Secretary and Director	December 29, 2022
Lawrence A. Kenyon	(Principal Financial and Accounting Officer)

/s/ Yezan Haddadin	Director	December 29, 2022
Yezan Haddadin

/s/ Kurt J. Hilzinger	Director	December 29, 2022
Kurt J. Hilzinger

Julia A. Haller	Director	December 29, 2022
/s/ Julia A. Haller

/s/ Faisal G. Sukhtian	Director	December 29, 2022
Faisal G. Sukhtian

/s/ Julian Gangolli	Director	December 29, 2022
Julian Gangolli

/s/ Gerd Auffarth	Director	December 29, 2022
Gerd Auffarth

/s/ Andong Huang	Director	December 29, 2022
Andong Huang