Form 10-K/A
period 2022-09-30
Outlook Therapeutics, Inc.
filed 2023-01-24
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 001-37759

OUTLOOK THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3982704
(State of Incorporation)	(I.R.S. Employer Identification No.)

485 Route 1 South
Building F, Suite 320
Iselin, New Jersey	08830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 619-3990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OTLK	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of March 31, 2022 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on The Nasdaq Capital Market on that date, was approximately $221.5 million.

As of January 16, 2023, the registrant had outstanding 256,666,794 shares of common stock, par value $0.01 per share.

Auditor Firm ID: 185    Auditor Name: KPMG LLP     Auditor Location: Philadelphia, Pennsylvania

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or this Form 10-K/A, to the Annual Report on Form 10-K of Outlook Therapeutics, Inc., or Outlook Therapeutics, Outlook, the Company, we, us, our and similar references, for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission, or the SEC, on December 29, 2022, or the Original Form 10-K, is being filed solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted, as required by Question 161.01 of the Compliance and Disclosure Interpretations of the Division of Corporation Finance of the SEC.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our current executive officers and directors as of January 16, 2023. There are no family relationships among any of our directors or executive officers.

NAME	AGE	POSITION HELD WITH THE COMPANY
Executive Officers
Terry Dagnon	61	Chief Operations Officer
Jeff Evanson	54	Chief Commercial Officer
Executive Officers and Directors
C. Russell Trenary III	65	President, Chief Executive Officer and Director
Lawrence A. Kenyon	57	Chief Financial Officer, Executive Vice President, Treasurer, Secretary, Director
Non-Employee Directors
Ralph H. “Randy” Thurman	73	Executive Chairman of the Board, Director
Gerd Auffarth	58	Director
Julian Gangolli	65	Director
Yezan Haddadin	47	Director
Julia A. Haller	68	Director
Kurt J. Hilzinger	62	Director
Andong Huang	25	Director
Faisal G. Sukhtian	38	Director

Executive Officers

Terry Dagnon. Mr. Dagnon has served as our Chief Operations Officer since November 2018. From March 2015 through November 2018, Mr. Dagnon was Senior Vice President of Operations at Dohmen Life Science Services, and from March 2014 to March 2015 acted as its Vice President, Regulatory Affairs. From April 2013 through March 2014, Mr. Dagnon provided consulting services through a proprietary company, and prior thereto, held various positions at Alcon, a Novartis Company, where he last served Head of Regulatory Affairs, North America, from October 2012 through April 2013, and prior thereto served a variety of roles with increasing responsibility in regulatory affairs from December 1999 through October 2012. Prior to a career in the life sciences industry, Mr. Dagnon served 11 years on active duty with the United States Army and was a SFC/E-7 Special Forces Green Beret 18D Senior Non-Commissioned Officer. Mr. Dagnon received his Master of Science Regulatory Affairs from San Diego State University, and a B.S. in Health Care Administration from Wayland Baptist University.

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

C. Russell Trenary III. Mr. Trenary has served as our President, Chief Executive Officer, and member of the Board since July 2021. He most recently was an Executive Advisor at InnFocus Inc. from April 2020 to July 2021, after serving as President & CEO from October 2013 to April 2020, including the company’s acquisition in August 2016 by Santen Pharmaceutical Co., Ltd. Prior to that, he was President and CEO of G&H Orthodontics, a global medical device company, and served in a number of senior leadership positions at Advanced Medical Optics (AMO), Inc., including as

President of the cataract business unit, Chief Marketing Officer, President Americas, Executive VP Public Policy. Prior to that, Mr. Trenary held C-suite positions at Sunrise Technologies International, Inc., served as Senior Vice President, Worldwide Sales & Marketing / Officer at VidaMed, Inc. and held several senior leadership roles at Allergan, Inc., including as Senior Vice President and General Manager of the Medical Optics business unit. Over the course of his career, he has played a key role in seven acquisitions and closely led four major product launches in eye care medical devices. Mr. Trenary received a B.S. in Business Administration from Miami University, Oxford, OH and his MBA from Michigan State University.

The Board believes that Mr. Trenary’s expertise in similar positions in the biopharmaceutical and related fields qualify him to serve on the Board.

Lawrence A. Kenyon.  Mr. Kenyon has served as a member of our Board of Directors, or the Board, and Chief Financial Officer since August 2018, as Chief Executive Officer and President from August 2018 to July 2021, as Interim Chief Executive Officer from June 2018 to August 2018, and as our Chief Financial Officer, Treasurer and Corporate Secretary since September 2015. Prior to that, from February 2014 to September 2015, Mr. Kenyon served as the Chief Financial Officer of Arno Therapeutics, Inc., a biopharmaceutical company focused on the development of therapeutics for cancer and other life-threatening diseases, and also as Chief Operating Officer from July 2014 to September 2015. From December 2011 to March 2013, Mr. Kenyon served as the Interim President & Chief Executive Officer, Chief Financial Officer and Secretary of Tamir Biotechnology, Inc., a publicly held biopharmaceutical company engaged in the development of oncology and anti-infective therapeutics. Prior to that, from December 2008 to July 2010, Mr. Kenyon was the Executive Vice President, Finance and, commencing in March 2009, the Chief Financial Officer of, Par Pharmaceutical Companies, Inc., a publicly held generic and branded specialty pharmaceutical company, or Par. Prior to joining Par, Mr. Kenyon was the Chief Financial Officer and Secretary of Alfacell Corporation, or Alfacell, from January 2007 through February 2009 and also served at various times during this period as Alfacell’s Executive Vice President, Chief Operating Officer and President, and was a member of Alfacell’s board of directors from November 2007 to April 2009. Prior to joining Alfacell, Mr. Kenyon served as the Executive Vice President, Chief Financial Officer and Corporate Secretary at NeoPharm, Inc., a publicly traded biopharmaceutical company, from 2000 to 2006. Mr. Kenyon received a B.A. in Accounting from the University of Wisconsin — Whitewater and is a CPA in Illinois.

The Board believes Mr. Kenyon’s experience as our former Chief Executive Officer and as our Chief Financial Officer, combined with his experience in the biopharmaceutical industry, qualify him to serve on the Board.

Non-Employee Directors

Ralph H. “Randy” Thurman. Mr. Thurman has served as the Executive Chairman of the Board since June 2018 and served as a member of the Board since April 2018. He also currently serves as a director of TFF Pharmaceuticals, and as an Advisory Board Director for the Villanova Law School Scarpa Center for Law and Entrepreneurialism and is engaged as an independent advisor/operating executive in the private equity industry. Mr. Thurman was previously a member of the board of directors of Allscripts, Inc. and the Executive Chairman of Presbia PLC (an Orchard Capital Corporation company), a publicly-traded medical device company. From 2008 until 2011, Mr. Thurman served as Executive Chairman of CardioNet Inc. (now known as BioTelemetry, Inc.), and as its interim Chief Executive Officer from 2008 until 2010. From 2001 until 2007, Mr. Thurman was Founder, Chairman and Chief Executive Officer of VIASYS Healthcare Inc., a diversified healthcare technology company, which was acquired by Cardinal Healthcare Inc. in 2007. Mr. Thurman served as a consultant to Cardinal Healthcare Inc. from the date of acquisition until 2008. From 1997 until 2001, Mr. Thurman served as Chairman and Chief Executive Officer of Strategic Reserves LLC, which provided advisory services to bio-pharmaceutical, genomic, and medical device companies. From 1993 until 1997, Mr. Thurman was Chairman and Chief Executive Officer of Corning Life Sciences, Inc., and from 1984 until 1993, Mr. Thurman held various positions at Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceutical company, ultimately as its President. Mr. Thurman served as a fighter pilot in the United States Air Force and is a member of the Distinguished Flying Cross Society of America.

The Board believes Mr. Thurman’s expertise in corporate governance, operating and investing as well as extensive expertise in the healthcare industry qualify him to serve on the Board.

Gerd Auffarth. Prof. Dr. Auffarth has served as a member of the Board since April 2020. Prof. Dr. Auffarth is an internationally recognized ophthalmologist in the area of research and development as well as clinical care for patients. He currently serves as the Medical Director of Heidelberg University Eye Clinic. Prior to his appointment as Medical Director in 2011, he worked as a senior physician at the University Eye Clinic. He currently serves as the Director of the International Vision Correction Research Center (IVCRC) and the David J. Apple Laboratory for Ocular Pathology. He is a board member of the German and the European Society for Cataract and Refractive Surgery. In 2004 he was appointed Vice Chairman and Deputy Director of the Heidelberg Department of Ophthalmology; he was awarded Extraordinary Professorship in the Medical Faculty of the University of Heidelberg in May 2005. Prof. Dr. Auffarth holds an M.D. from RWTH Aachen University and a Ph.D. in Ocular Pathology from the Ruprecht-Karls University of Heidelberg.

The Board believes Prof. Dr. Auffarth’s experience and expertise in ophthalmology qualify him to serve on the Board.

Julian Gangolli. Mr. Gangolli has served as a member of the Board since April 2020. From May 2015 to April 2019, he served as President, North America of GW Pharmaceuticals Inc., and President of Greenwich Biosciences, Inc., the U.S. subsidiary of GW Pharmaceuticals Inc., spearheading the buildout of the company’s U.S. commercial infrastructure in advance of the potential launch of its lead therapeutic candidate, Epidiolex® (cannabidiol or CBD), which is in late-stage development for a number of child-onset epilepsy syndromes. Mr. Gangolli also served as a member of the board of directors of GW Pharmaceuticals Inc. from July 2015 to March 2017. Prior to joining GW Pharmaceuticals Inc., Mr. Gangolli served as President of the North American Pharmaceutical division of Allergan Inc. for 11 years. Prior to that, he served as Senior Vice President, U.S. Eye Care at Allergan. Prior to Allergan, Mr. Gangolli served in sales and marketing positions at VIVUS, Inc., Syntex Pharmaceuticals, Inc., and Ortho-Cilag Pharmaceuticals Ltd in the United Kingdom. Mr. Gangolli currently serves as a member of the board of directors of Krystal Biotech, Inc. and Revance Therapeutics. Mr. Gangolli holds a B.S. in Applied Chemistry from Kingston University.

The Board believes that Mr. Gangolli’s operating experience in the biopharmaceutical industry, experience at multiple public pharmaceutical companies and his expertise in the development and commercialization of specialty pharmaceutical products qualify him to serve on the Board.

Julia A. Haller, MD. Dr. Haller has served as a member of the Board since August 2022. Dr. Haller has served as the Ophthalmologist-in-Chief of Wills Eye Hospital since November 2007, where she holds the William Tasman, M.D. Endowed Chair and is Professor and Chair of the Department of Ophthalmology at Sidney Kimmel Medical College at Thomas Jefferson University and Thomas Jefferson University Hospitals. Prior to her current positions, Dr. Haller trained at the Wilmer Eye Institute at Johns Hopkins where she served as the first female Chief Resident. She then joined the Johns Hopkins faculty where she directed the retina fellowship program and held the Katharine Graham Chair in Ophthalmology. Dr. Haller currently serves on the board of directors at Bristol Myers Squibb Co. and Opthea Limited and previously served on the board of directors at Eyenovia, Inc. and Celgene. Dr. Haller currently serves on the board of The Philadelphia Orchestra Association, is vice chair of the Board of Trustees of The College of Physicians of Philadelphia, chairs the Heed Ophthalmic Foundation, and is president of the council for the Johns Hopkins Medicine Alumni Association. Dr. Haller received a A.B. in Philosophy from Princeton University and her M.D. from Harvard University Medical School.

The Board believes Dr. Haller’s experience in ophthalmology, as well as her service on the board of directors for companies in the life sciences industry, qualify her to serve on the Board.

Kurt J. Hilzinger. Mr. Hilzinger has served as a member of the Board since December 2015. Since 2007, Mr. Hilzinger has served as a partner at Court Square Capital Partners L.P., an independent private equity firm, where he is responsible for investing in the healthcare sector. Since July 2003, Mr. Hilzinger also has served in various capacities as a member of the board of directors at Humana, Inc., a managed care company, including serving as Lead Director from August 2010 to January 2014, and as Chairman since January 2014. In addition, Mr. Hilzinger also has served in several roles at AmerisourceBexgen Corporation, a healthcare company, including as a member of the board of directors from March 2004 to November 2007, as the President and Chief Operating Officer from October 2002 to November 2007 and as the Executive Vice President and Chief Operating Officer from August 2001 to October 2002. Mr. Hilzinger also serves on the Visiting Committee at the Ross School of Business at the University of Michigan. Mr. Hilzinger received a B.B.A. in Accounting from the University of Michigan and is a Certified Public Accountant in Michigan.

The Board believes Mr. Hilzinger’s experience and financial expertise in the healthcare sector qualify him to serve on our Board.

Andong Huang. Mr. Huang has served as a member of the Board since June 2020. Mr. Huang has been Vice President, Business Development for Syntone Technologies Group (China) since 2017, focusing on strategic partnerships and international business relationships. Mr. Huang received his Honours Bachelor of Arts from the University of Toronto with majors in Economics and East Asian Studies and is fluent in Mandarin Chinese and English. Mr. Huang was initially appointed to the Board by Syntone Ventures LLC pursuant to the Stock Purchase Agreement by and between the Company and Syntone Ventures LLC, dated May 22, 2020.

The Board believes Mr. Huang’s industry experience and relationship with a significant investor qualify him to serve on the Board.

Faisal G. Sukhtian. Mr. Sukhtian has served as a member of the Board since September 2017. Mr. Sukhtian is the Executive Director at GMS Holdings, a privately owned diversified investment company. Mr. Sukhtian oversees a number of investments within the GMS Holdings portfolio and has served as a director on the company’s board since 2008. Mr Sukhtian has extensive experience in operations, strategy development and mergers and acquisitions in the biopharma and life sciences space. He has been the chairman of the board of Genepharm, a leading European B2B pharmaceutical company, since 2019. Mr. Sukhtian served as a member of the board of MS Pharma, a leading regional pharmaceutical company focused on the MENA region, since 2011. Mr. Sukhtian has served as Vice Chairman of the board of Agri Sciences, an international crop protection company headquartered in Jordan, since 2010. Mr. Sukhtian previously served on the boards of Stelis Biopharma, a biotech company based in India, from 2015 to 2021, as well as Alvogen, a global generics company, from 2008 to 2014. From 2008 to 2011, Mr. Sukhtian served as Executive Director of Munir Sukhtian International. Mr. Sukhtian has served as a member of the board of directors of Expert Petroleum, an oilfield services company based in Romania, since 2008, and Waterloo Industries, Inc., a manufacturer of tool storage based in the United States, from 2015 to 2017. Prior to joining GMS Holdings, Mr. Sukhtian worked at J.P. Morgan, in New York, where he worked primarily on mergers and acquisitions, debt and equity transactions serving clients in the industrials and transportation industries. Mr. Sukhtian received an M.B.A. from Columbia Business School and a B.S. in International Economics from Georgetown University’s School of Foreign Service. Mr. Sukhtian is designated to the Board by GMS Ventures pursuant to the Amended and Restated Investor Rights Agreement by and between our company and GMS Ventures dated April 21, 2022.

The Board believes Mr. Sukhtian’s managerial and pharmaceutical industry experience qualify him to serve on the Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at https://ir.outlooktherapeutics.com/corporate-governance/governance-highlights. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Form 10-K/A. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Audit Committee Members and Financial Expert

The Audit Committee of the Board, or the Audit Committee, was established by the Board to oversee our corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee is currently composed of three directors: Mr. Gangolli, Mr. Thurman and Mr. Hilzinger, with Mr. Hilzinger serving as Chair. Prior to June 21, 2022, Mr. Haddadin served on the Audit Committee until he was replaced by Mr. Thurman. The Audit Committee met four times during the fiscal year. The Board has adopted a written Audit Committee charter that is available to stockholders on our website at https://ir.outlooktherapeutics.com/corporate-governance/governance-highlights. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Form 10-K/A.

The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board has determined that each of the members of the Audit Committee satisfies the independence requirements under Rule 10A-3(b)(1) of the Exchange Act. The Board has also determined that Mr. Hilzinger qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

For the year ended September 30, 2022, our named executive officers are:

●	C. Russell Trenary III, our President and Chief Executive Officer;
●	Terry Dagnon, our Chief Operations Officer; and
●	Jeff Evanson, our Chief Commercial Officer.

We refer to these executive officers herein as our named executive officers.

Summary Compensation Table

The following table sets forth the information as to compensation awarded to, paid to or earned by our named executive officers. We did not pay any non-equity incentive plan compensation or have any non-qualified deferred compensation earnings and have omitted those columns from the table.

Name and				Option	All Other
Principal		Salary	Bonus	Awards	Compensation	Total
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
C. Russell Trenary III	2022	$600,000	$195,462	$513,650	$24,068	$1,333,179
President and Chief Executive Officer	2021	145,384	—	7,304,000	6,228	7,455,612
Terry Dagnon	2022	353,077	—	966,730	114,148	1,433,955
Chief Operations Officer	2021	—	—	—	300,000	300,000
Jeff Evanson	2022	353,077	—	966,730	89,154	1,408,961
Chief Commercial Officer	2021	—	—	—	300,000	300,000
(1)	Discretionary bonus amounts paid during fiscal year ended September 30, 2022 for the calendar year performance period ended December 31, 2021.
(2)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted computed in accordance with ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the named executive officer upon the exercise of the stock options. For a discussion of the assumptions used in determining the fair value of stock option awards in the above table and other additional information on the stock options granted, refer to Note 12 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on December 29, 2022.
(3)	Amounts in this column include the payment of term life and disability insurance premiums, along with 401(k) matching contributions. These benefits are provided to the named executive officers on the same terms as provided to all of our regular full-time employees. Additionally, for each of Mr. Dagnon and Mr. Evanson, $87,903 of the amounts reported in this column reflect compensation paid directly to Messrs. Dagnon and Evanson pursuant to their respective consulting agreements, which were in effect prior to December 21, 2021.

Narrative to Summary Compensation Table

Modification of Stock Option Post-Termination Exercise Period

In June 2022, the Compensation Committee of the Board, or the Compensation Committee, approved an extension of the post-termination exercise period applicable to each outstanding stock option held by our executive officers (and our non-employee directors), such that upon a termination of employment for any reason, other than for cause, each option will remain exercisable through the end of the term of such option, typically 10 years from the date of grant. This modification did not result in any incremental fair value with respect to the outstanding options.

Retirement Benefits

Our named executive officers are eligible to participate in a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax, after-tax, or Roth basis, up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code of 1986, as amended, or the Code. We may make matching contributions for the plan year ending December 31, based on employee deferrals for the plan year, in an amount equal to up to 3% of compensation deferred. For the 2022 plan year, we made company matching contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan (except for Roth contributions) and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Agreements with our Named Executive Officers

Below are written descriptions of our compensation arrangements with our named executive officers. We currently have employment agreements with Messrs. Trenary, Dagnon and Evanson. During fiscal year 2021 and through December 21, 2021, Mr. Dagnon and Mr. Evanson each provided services to us pursuant to consulting agreements, the terms of which are briefly described below.

Mr. Trenary. In July 2021, in connection with Mr. Trenary’s appointment as President and Chief Executive Officer of the Company, we entered into an employment agreement with Mr. Trenary providing for, among other things, an initial base salary of $600,000 and a discretionary annual cash bonus with a target amount equal to 70% of Mr. Trenary’s base salary. Mr. Trenary received an initial option to purchase 4,000,000 shares of common stock, one quarter of which vested on the first anniversary of the date of grant and the remainder of which is vesting in monthly installments over the next three years, subject to Mr. Trenary’s continued service through each vesting date. Mr. Trenary also received an option to purchase 1,000,000 shares of common stock, which were set to vest based on Company performance. However, this performance option was cancelled, and Mr. Trenary received a new option to purchase 1,500,000 shares of common stock on December 21, 2021, vesting based the achievement of certain performance milestones. 1,000,000 of the shares underlying this performance option were forfeited in accordance with their terms due to non-satisfaction of the applicable performance criteria. 500,000 shares underlying this performance option vested for Mr. Trenary on March 31, 2022 in accordance with their terms based on the Company’s submission of the ONS-5010 BLA on or prior to the last day of the first calendar quarter of 2022. As described below under “Outstanding Equity Awards at Fiscal Year End,” following the end of the 2022 fiscal year, Mr. Trenary received a new option to purchase 1,000,000 shares of our common stock, which will vest upon the Company’s achievement of certain performance milestones. Mr. Trenary is entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”

Mr. Dagnon and Mr. Evanson. During fiscal year 2021 and prior to December 21, 2021, the Company was a party to consulting agreements with each of Mr. Dagnon and Mr. Evanson, each of which were amended on November 8, 2021. The agreements provided for the payment of a monthly fee for services during the term of each agreement ($37,500 for 30 hours per week), and also provided for the issuance of 1,207,457 shares to each, subject to stockholder approval (which was obtained in March 2020).

On December 21, 2021, we entered into employment agreements with each of Mr. Dagnon and Mr. Evanson, which superseded and replaced their prior consulting agreements. Pursuant to their new employment agreements, each of Mr. Dagnon and Mr. Evanson receives a base salary of $450,000 and a discretionary annual cash bonus with a target amount equal to 50% of his respective base salary In connection with their entry into the employment agreements, each of Mr. Dagnon and Mr. Evanson received an option to purchase 800,000 shares of common stock, one quarter of which vested on the first anniversary of the date of grant and the remainder of which is vesting in monthly installments over the succeeding three years, subject to their continued service through each vesting date. In addition, each of Mr. Dagnon and Mr. Evanson received a performance-vesting option to purchase 200,000 shares of common stock, 100,000 of which were forfeited by each of Mr. Dagnon and Mr. Evanson in accordance with their terms due to non-satisfaction of the applicable performance criteria. 100,000 shares underlying this performance option vested for each of Mr. Dagnon and Mr. Evanson on March 31, 2022 in accordance with their terms based on the Company submission of the ONS-5010 BLA on or prior to the last day of the first calendar quarter of 2022. Following the end of the 2022 fiscal year, Mr. Dagnon and Mr. Evanson each received options to purchase 100,000 shares of our common stock, which will vest upon the Company’s achievement of certain performance milestones. Under their employment agreements, Messrs. Dagnon and Evanson are entitled to certain severance and change in control benefits, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”

Potential Payments Upon Termination or Change of Control

Regardless of the manner in which one of our named executive officer’s service terminates, each is generally entitled to receive amounts earned during his term of service, including salary and unused vacation pay. The terms of each named executive officer’s potential payments upon termination or change of control are summarized below.

Mr. Trenary.  Pursuant to Mr. Trenary’s current executive employment agreement, if he is terminated without cause or if he resigns for good reason, subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the Company’s proprietary information, inventions, non-competition and non-solicitation agreement, or PIIA, he is entitled to continued payment of his base salary for 12 months following the termination, 100% of his target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 12 months, full vesting of 50% of his then unvested equity awards, and reimbursement of expenses owed to him through the date of his termination.

If Mr. Trenary’s employment is terminated by us or any successor entity (provided such successor entity either assumes Mr. Trenary’s equity awards or substitutes similar equity awards) without cause or if he resigns for good reason within two months prior to or within 12 months following a change in control (as defined in the Company’s 2015 Equity Incentive Plan, as amended, or the 2015 Plan), subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he is entitled to continued payment of his base salary for 18 months, 150% of his annual target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 18 months, and reimbursement of expenses owed to him through the date of his termination. Additionally, 100% of his then unvested equity awards shall become fully vested.

For purposes of Mr. Trenary’s employment agreement:

“Cause” for termination means that the Company has determined in its sole discretion that Mr. Trenary has engaged in any of the following: (i) a material breach of any covenant or condition under his employment agreement or any other agreement between Mr. Trenary and the Company; (ii) any act constituting dishonesty, fraud, immoral or disreputable conduct; (iii) any conduct which constitutes a felony under applicable law; (iv) material violation of any Company policy or any act of misconduct; (v) refusal to follow or implement a clear and reasonable directive of the Company; (vi) negligence or incompetence in the performance of his duties or failure to perform such duties in a manner satisfactory to the Company after the expiration of 10 days without cure after written notice of such failure; or (vii) breach of fiduciary duty.

“Good reason” means the occurrence of any of the following events without Mr. Trenary’s consent: (i) a material reduction in his base salary of at least 25%; (ii) a material breach of the employment agreement by us; (iii) a material reduction in Mr. Trenary’s duties, authority and responsibilities relative to his duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of Mr. Trenary’s principal place of employment, without his consent, in a manner that lengthens his one-way commute distance by 50 or more miles from his then-current principal place of employment immediately prior to such relocation; provided, however, that none of the events described in this sentence will constitute good reason unless and until (x) Mr. Trenary first notifies us in writing describing in reasonable detail the condition(s) that constitutes good reason within 30 days of its occurrence, (y) we fail to cure the condition(s) within 30 days after our receipt of written notice, and (z) Mr. Trenary voluntarily terminates his employment within 30 days after the end of 30-day cure period.

Mr. Dagnon. Pursuant to Mr. Dagnon’s current executive employment agreement, if he is terminated without cause or if Mr. Dagnon terminates his employment for good reason, he would be entitled to receive an amount equal to 12 months of his base salary plus a bonus equal to his full target amount, employee benefit coverage for up to 12 months, as well as the acceleration of 50% of his unvested equity awards subject to time-based vesting requirements.

For purposes of Mr. Dagnon’s employment agreement:

“Cause” is generally as defined above with respect to Mr. Trenary’s employment agreement.

“Good reason” generally means the occurrence of any of the following events without Mr. Dagnon’s consent: (i) a material reduction in Mr. Dagnon’s base salary of at least 25%; (ii) a material breach of the employment agreement by the Company; (iii) a material reduction in Mr. Dagnon’s duties, authority and responsibilities relative to Mr. Dagnon’s duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of Mr. Dagnon’s principal place of employment, without his consent, in a manner that lengthens his one-way commute distance by 50 or more miles from his then-current principal place of employment immediately prior to such relocation, not to include Mr. Dagnon’s initial relocation to a new headquarters to be established at the direction of the board of directors; provided, however, that none of the events described in this sentence will constitute good reason unless and until (x) Mr. Dagnon first notifies us in writing describing in reasonable detail the condition(s) that constitutes good reason within 30 days of its occurrence, (y) we fail to cure the condition(s) within 30 days after our receipt of written notice, and (z) Mr. Dagnon voluntarily terminates his employment within 30 days after the end of 30-day cure period..

Mr. Evanson. Pursuant to Mr. Evanson’s current executive employment agreement, if he is terminated without cause or if Mr. Evanson terminates his employment for good reason, he would be entitled to receive an amount equal to 12 months of his base salary plus a bonus equal to his full target amount, employee benefit coverage for up to 12 months, as well as the acceleration of 50% of his unvested equity awards subject to time-based vesting requirements.

For purposes of Mr. Evanson’s employment agreement:

“Cause” is generally as defined above with respect to Mr. Trenary’s employment agreement.

“Good reason” is generally as defined above with respect to Mr. Dagnon’s employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of September 30, 2022.

	Option awards(1)
					Equity incentive
					plan awards:
		Number of	Number of		Number of
		securities	securities		securities
		underlying	underlying		underlying	Option
		unexercised	unexercised		unexercised	exercise	Option
	Grant	options (#)	options (#)		unearned	price	expiration
	date	exercisable	unexercisable		options (#)	($)	date
C. Russell Trenary III	07/06/2021	1,166,664	2,833,336	(2)	—	2.42	07/06/2030
	12/21/2021	500,000	—		—	1.44	12/21/2031
Terry Dagnon	12/21/2021	100,000	—		—	1.44	12/21/2031
	12/21/2021	—	800,000	(3)	—	1.44	12/21/2031
Jeff Evanson	12/21/2021	100,000	—		—	1.44	12/21/2031
	12/21/2021	—	800,000	(3)	—	1.44	12/21/2031
(1)	The outstanding equity awards as of September 30, 2022 are stock options that were granted under and subject to the terms of the 2015 Plan. Except as otherwise indicated, each stock option is subject to vesting, subject to the executive’s continuous service with us through the vesting dates (or satisfaction of the vesting conditions) and the potential vesting acceleration of the time-based vesting conditions upon a change in control and certain terminations of employment.
(2)	Twenty-five percent of the shares subject to the option vested on July 6, 2022, with the remaining shares vesting in equal monthly installments over the following three years thereafter, subject to Mr. Trenary’s continuous service with the Company on each such date. The option is also subject to acceleration under certain circumstances.
(3)	Twenty-five percent of the shares subject to the option vested on December 21, 2022, with the remaining shares vesting in equal monthly installments over the following three years thereafter, subject to continuous service with the Company on each such date. The option is also subject to acceleration under certain circumstances.

Director Compensation

The following table sets forth information concerning the compensation earned for service on the Board during the year ended September 30, 2022. Mr. Trenary’s compensation as an executive officer is set forth under “— Summary Compensation Table.” Mr. Trenary and Mr. Kenyon did not receive any additional compensation for service as a director. None of our directors earned any compensation other than cash fees or stock option awards under the 2015 Plan during the fiscal year ended September 30, 2022. Accordingly, we have omitted all other columns from the table below.

	Fees Earned or	Option
	Paid in Cash(1)	Awards(2)(3)
Name	($)	($)	Total ($)
Randy Thurman	$205,513	131,207	$336,720
Gerd Auffarth	44,058	35,000	79,058
Julian Gangolli	77,559	35,000	112,559
Kurt Hilzinger	60,058	35,000	95,058
Yezan Haddadin	82,559	35,000	117,559
Andong Huang	40,058	35,000	75,058
Faisal G. Sukhtian	78,059	35,000	113,059
Julia A. Haller(4)	6,044	24,426	30,470
(1)	All non-employee directors, except Randy Thurman and Julia Haller, elected to receive annual cash fees pursuant to our non-employee director compensation policy as in effect during fiscal 2022 in the form of stock options. See discussion below under “— Non-Employee Director Compensation Policy” for cash retainers, as well as discussion of stock options in lieu of fees below under “— Non-Employee Director Compensation Policy — Option Awards in Lieu of Cash Fees.”

(2)	Reflects the aggregate grant date fair value of the stock option awards granted computed in accordance with ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the director upon exercise of the stock options. For a discussion of the assumptions used in determining the fair value of awards of stock options in the above table and other additional information on stock options granted, refer to Note 12 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on December 29, 2022. Amounts include stock options granted in lieu of cash fees in additional to annual and/or initial grants. See discussion of stock options in lieu of fees below under “— Non-Employee Director Compensation Policy — Option Awards in Lieu of Cash Fees.”
(3)	As of September 30, 2022, the following non-employee directors held options to purchase the following number of shares of our common stock: Randy Thurman (1,238,888), Gerd Auffarth (323,456), Julian Gangollli (422,971), Kurt Hilzinger (741,610), Yezan Haddadin (792,088), Andong Huang (304,882), Faisal Sukhtian (787,349), Julia Haller (25,000).
(4)	Dr. Haller was appointed to the Board on August 11, 2022.

Non-Employee Director Compensation Policy

We have adopted a non-employee director compensation policy, most recently amended effective October 1, 2020 for fiscal years beginning with the 2021 fiscal year, pursuant to which our non-employee directors are eligible to receive the compensation described below for service on the Board and committees of the Board.

Equity Compensation

Initial Grant

Each new non-employee director who joins the Board is granted a non-statutory stock option to purchase 25,000 shares of common stock under the 2015 Plan, which options vest annually over the three years from the grant date, subject to continued service as a director through the applicable vesting date.

Annual Grant

On the date of each annual meeting of our stockholders, each non-employee director also receives an annual non-statutory stock option grant under the 2015 Plan with respect to a number of shares of our common stock having an aggregate “fair value” of $35,000 as of the annual meeting date, determined using a Black-Scholes or binominal valuation model regularly used by us on the grant date. These options vest on the earlier of the first anniversary of the grant date or the date of the next annual meeting of our stockholders, subject to continued service as a director through the applicable vesting date.

Modification of Post-Termination Exercise Period

In June 2022, our Compensation Committee approved an extension of the post-termination exercise period applicable to each outstanding stock option held by our non-employee directors (and our executive officers), such that upon a termination of service for any reason, other than for cause, each option will remain exercisable through the end of the term of such option, typically 10 years from the date of grant. This modification did not result in any incremental fair value with respect to the outstanding options.

Cash Compensation

Each non-employee director receives an annual cash retainer of $40,000 for serving on the Board. The chairperson of the Board also receives an additional annual cash retainer of $30,000. In the event that the chairperson is an employee and the Board appoints a Lead Independent Director, that person will receive the additional annual cash retainer otherwise payable to the chairperson.

In addition, as Executive Chairman, Mr. Thurman is entitled to an additional annual retainer of $120,000 payable in equal monthly installments.

The chairperson and members of the four principal standing committees of the Board are generally entitled to the following annual cash retainers:

Board Committee	Chairperson Fee	Member Fee
Audit Committee	$15,000	$7,500
Compensation Committee	10,000	5,000
Nominating and Corporate Governance Committee	8,000	4,000
Executive Committee	—	30,000

All annual cash compensation amounts are payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter. As discussed below under “— Option Awards in Lieu of Cash Fees,” with respect to the 2022 fiscal year, Messrs. Hilzinger, Haddadin, Sukhtian, Gangolli, Huang and Prof. Dr. Auffarth elected to receive a one-time equity grant in lieu of cash fees.

Option Awards in Lieu of Cash Fees

Under the non-employee director compensation policy, each non-employee director may elect to receive all annual cash compensation the form of stock options granted pursuant to the 2015 Plan. This election must be made prior to the beginning for the applicable fiscal year, and each non-employee director must submit a new election for each fiscal year. If a non-employee director elects to receive compensation in the form of stock options, such stock options are automatically be granted on the third business day in October of such fiscal year and vest as follows: (i) 25% will vest on the last day of the first fiscal quarter during such fiscal year, and (ii) 25% will vest on the last day of each subsequent fiscal quarter during such fiscal year, provided the non-employee director is in service as a director on the first day of the fiscal quarter of the applicable scheduled vesting date. Non-employee directors who join the Board mid-fiscal year make their elections within 30 days following commencement of service, and options are automatically granted on the first day of the fiscal quarter following such election.

In accordance with such election in the fiscal year 2022, our non-employee directors were granted the following option awards:

	Option awards
			Grant	Option
		Number of	date fair	exercise	Option
		options	value	price	expiration
Name	Grant date	granted	($)	($)	date
Kurt Hilzinger	10/5/2021	34,425	1.74	2.12	10/5/2031
Yezan Haddadin	10/5/2021	47,335	1.74	2.12	10/5/2031
Faisal Sukhtian	10/5/2021	44,753	1.74	2.12	10/5/2031
Julian Gangolli	10/5/2021	44,466	1.74	2.12	10/5/2031
Gerd Auffarth	10/5/2021	25,245	1.74	2.12	10/5/2031
Andong Huang	10/5/2021	22,950	1.74	2.12	10/5/2031

Hedging Transactions

Our Insider Trading Policy prohibits officers, directors, employees or our consultants from engaging in short sales, transactions in put or call options, hedging transactions, margin accounts, pledges, or other inherently speculative transactions with respect to our securities at any time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information relating to the beneficial ownership of our common stock as of January 16, 2023, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Applicable percentage ownership and total voting power are based on 256,666,794 shares of common stock outstanding as of January 16, 2023. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. Shares of common stock issuable upon vesting, exercise or conversion of outstanding equity awards or preferred stock that are exercisable, subject to vesting or convertible within 60 days after January 16, 2023 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

As otherwise noted below, the address for persons listed in the table is c/o Outlook Therapeutics, Inc., 485 Route 1 South, Building F, Suite 320, Iselin, New Jersey 08830.

	Common Stock
	Number of
	Shares
	Beneficially
Name of Beneficial Owner	Owned	%
Five Percent Stockholders (other than directors and officers):
GMS Ventures and Investments(1)	71,277,519	27.6%
Tenshi Healthcare Pte. Ltd.(2)	22,982,529	9.0%
Syntone Ventures, LLC(3)	19,823,045	7.7%
Jason Hope	15,012,357	5.8%
Named Executive Officers and Directors:
C. Russell Trenary III, Director, President and Chief Executive Officer	2,221,581	*
Jeff Evanson, Chief Commercial Officer	1,523,059	*
Terry Dagnon, Chief Operations Officer	1,527,131	*
Ralph H. “Randy” Thurman, Executive Chairman(4)	1,250,763	*
Gerd Auffarth, M.D, Director(5)	336,240	*
Julian Gangolli, Director(6)	451,835	*
Yezan Haddadin, Director(7)	891,429	*
Kurt J. Hilzinger, Director(8)	1,243,525	*
Andong Huang, Director(9)	315,746	*
Lawrence A. Kenyon, Director, Chief Financial Officer, Treasurer and Corporate Secretary(10)	2,740,744	1.1%
Faisal G. Sukhtian, Director(11)	892,787	*
Julia A. Haller Director(12)	21,118	*
All executive officers and directors as a group (12 persons)	13,415,958	5.0%
*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.
†	Represents voting power of less than one percent (1%) of the outstanding common stock.
(1)	Includes warrants to acquire 1,230,315 shares of our common stock. GMS Ventures & Investments, a Cayman Islands exempted company, or GMS, is a private investment vehicle and wholly owned subsidiary of GMS Holdings. Ghiath M. Sukhtian, or Sukhtian, a natural person, is the holder of a controlling interest in GMS Holdings. The principal office address of Sukhtian is Zahran Street, 7th Circle Zahran Plaza Building, 4th Floor P.O. Box 142904, Amman, Jordan 11844.
(2)	Tenshi Healthcare Pte. Ltd., or Tenshi Healthcare, is a Singapore private limited company. Tenshi Life Sciences Private Limited, or Tenshi Life Sciences, a private investment vehicle controlled by Arun Kumar Pillai, or Kumar, is the holder of a controlling interest in Tenshi Healthcare. Kumar, a natural person, is the holder of a controlling interest in Tenshi Life Sciences. The principal office address of Kumar is #30, “Galaxy”, 1st Main, J.P. Nagar, 3rd Phase, Bangalore, India 560078.
(3)	All shares are held directly by Syntone Ventures LLC, a Delaware limited liability company, or Syntone. Syntone LLC, a Delaware limited liability company, or the Manager, is the manager of Syntone, and is wholly-owned by Syntone Technologies Group Co. Ltd., a company organized in the People’s Republic of China, or Syntone Technologies. The principal business address for each of Syntone and the Manager is 1517 Champlain Crest Way, Cary, NC 27513. The principal business address for Syntone Technologies is Beihuan Road East, Renqiu City, Heibei Province, People’s Republic of China.
(4)	Includes 1,238,888 shares of common stock issuable under outstanding options held by Mr. Thurman exercisable within 60 days of January 16, 2023.
(5)	Represents shares of common stock issuable under outstanding options held by Prof. Dr. Auffarth exercisable within 60 days of January 16, 2023.
(6)	Represents shares of common stock issuable under outstanding options held by Mr. Gangolli exercisable within 60 days of January 16, 2023.
(7)	Includes 828,086 shares of common stock issuable under outstanding options held directly by Mr. Haddadin exercisable within 60 days of January 16, 2023.

(8)	Includes 770,408 shares of common stock issuable under outstanding options held by Mr. Hilzinger exercisable within 60 days of January 16, 2023.
(9)	Represents shares of common stock issuable under outstanding options held by Mr. Huang exercisable within 60 days of January 16, 2023.
(10)	Includes 2,721,818 shares of common stock issuable under outstanding options held by Mr. Kenyon exercisable within 60 days of January 16, 2023.
(11)	Includes 824,787 shares of common stock issuable under outstanding options held directly by Mr. Sukhtian exercisable within 60 days of January 16, 2023.
(12)	Represents shares of common stock issuable under outstanding options held by Dr. Haller exercisable within 60 days of January 16, 2023.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of September 30, 2022.

Number of
securities
remaining
available for
	Number of			issuance under
	securities to be	Weighted-		equity
	issued upon	average		compensation
	exercise of	exercise price of		plans
	outstanding	outstanding		(excluding
	options,	options,		securities
	warrants and	warrants and		reflected in
	rights	rights		column (a))
Plan Category	(a)(#)	(b)($)		(c)(#)
Equity compensation plans approved by security holders:
2011 Stock Incentive Plan	2,470	49.97	(1)	—	(2)
2015 Equity Incentive Plan	20,824,581	1.49	(3)	13,546,604	(4)
2016 Employee Stock Purchase Plan	—	—		508,145	(5)
Equity compensation plans not approved by security holders	—	—		—
Total	20,827,051			14,054,749
(1)	Represents the base price per outstanding performance stock unit, or PSU, awards at September 30, 2022.
(2)	Upon approval of the 2015 Plan, no additional options or awards were granted under the 2011 Stock Incentive Plan; all outstanding stock awards continue to be governed by their existing terms.
(3)	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding at September 30, 2022 under the 2015 Plan is comprised of option awards only.
(4)	The number of shares of our common stock reserved for issuance under the 2015 Plan automatically increases on January 1st of each year continuing through January 1, 2026, in an amount equal to the lesser of (A) 3% of the total number of shares of our common stock outstanding on December 31st of the immediately preceding calendar year and (B) a number determined by our board of directors. Accordingly, on January 1, 2023, an additional 7,700,004 shares were automatically added to the 2015 Plan reserve.
(5)	The number of shares of our common stock reserved for issuance under the 2016 Employee Stock Purchase Plan, or ESPP, automatically increases on January 1st each year continuing through January 1, 2026, by the lesser of (i) one percent (1%) of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (ii) 220,000 shares of our common stock and (iii) a number determined by our board of directors. Accordingly, on January 1, 2023, an additional 220,000 shares were automatically added to the ESPP reserve.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions since October 1, 2020 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at September 30, 2021 and 2022, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in the section titled “Executive Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

Financings

Loans and Guarantees

In April 2021, BioLexis Pte. Ltd., or BioLexis, who was at that time the Company’s largest stockholder, completed a restructuring pursuant to which all shares of our common stock held by BioLexis for the benefit of affiliates of GMS Ventures were transferred to GMS Ventures. Prior to April 2021, in connection with the November 2018 private placement to BioLexis Pte. Ltd., or BioLexis, we entered into a Second Note and Warrant Amendment and Waiver, or the Second Amendment, to our senior secured notes originally issued in December 2016. Under this Second Amendment, the maturity date of such senior secured notes was able to be extended up to December 22, 2019.

In November 2018, following the initial sale to BioLexis, we paid the senior secured noteholders an aggregate of approximately $2.2 million of principal and interest. Additionally, we entered into a Third Note and Warrant Amendment and Waiver, with the secured noteholders of the remaining $6.7 million outstanding aggregate principal amount, pursuant to which we amended the maturity date of the senior secured notes to December 22, 2019, and the scheduled payments of principal and interest on or prior to each of June 30, 2019 ($3.0 million), July 31, 2019 ($1.0 million) and August 31, 2019 ($1.0 million) were removed. We also increased the interest rate payable to 12.0% per annum from 5.0% per annum.

In addition, in November 2018, we and the then holders of the senior notes mutually agreed to reduce the exercise price of the warrants held by them to acquire an aggregate of 474,062 shares of our common stock to $12.00 per share, and extend the expiration of such warrants by three years.

We also agreed to take such steps as may be reasonably necessary to amend the exercise price to $12.00 and further extend the expiration date of our outstanding Series A warrants (Nasdaq: OTLKW) by three years. Such Series A warrants had an exercise price of $52.80 per share and expire on the earlier to occur of (a) the date that is 20 business days after the date on which the closing sales price of our common stock is greater than or equal to $58.00 per share and (b) February 18, 2019. In January 2019, we reduced the exercise price of these warrants from $52.80 to $12.00 and further extended the exercise period from February 18, 2019 to February 18, 2022. On February 16, 2022, the Series A warrants were delisted from Nasdaq and on February 18, 2022 the Series A Warrants expired.

Employment and Other Compensation Arrangements, Equity Plan Awards

We have entered into employment agreements and consulting agreements with certain of our executive officers in connection with their employment or provision of services to us. For more information regarding the executives’ arrangements, see “Executive Compensation — Agreements with Our Named Executive Officers.”

We also have established certain equity plans, pursuant to which we grant equity awards to our employees and directors.

GMS Ventures & Investments

February 2021 Public Offering

GMS Ventures & Investments, or GMS Ventures, participated in the February 2021 underwritten offering of our common stock, acquiring 8,360,000 shares of our common stock from the underwriter at the public offering price per share of $1.00, for gross proceeds of $8.36 million to us. We did not pay the underwriter any commissions or discounts on shares sold by it to GMS Ventures.

November 2021 Public Offering

GMS Ventures & Investments, or GMS Ventures, participated in the November 2021 underwritten offering of our common stock, acquiring 16,000,000 shares of our common stock from the underwriter at the public offering price per share of $1.25, for gross proceeds of $20.0 million to us. We did not pay the underwriter any commissions or discounts on shares sold by it to GMS Ventures.

April 2022 Amended and Restated Investor Rights Agreement

In April 2022, the Company entered into an Amended and Restated Investor Rights Agreement, or the A&R IRA, with GMS Ventures, which amended and restated the Investor Rights Agreement, or the Previous IRA, dated as of September 11, 2017, between the Company, GMS Ventures and BioLexis. The A&R IRA was entered into in connection with a restructuring of BioLexis pursuant to which all shares of the Company’s capital stock held by BioLexis for the benefit of affiliates of GMS Ventures were transferred to GMS Ventures, or the Restructuring. In connection with the Restructuring, the rights and obligations of BioLexis under the Previous IRA were terminated. Under the A&R IRA, the Company granted GMS Ventures demand and piggyback registration rights consistent with the Previous IRA. In addition, as long as GMS Ventures and certain of its affiliates maintain beneficial ownership of at least 5% of the Company’s outstanding common stock, GMS Ventures shall be entitled to nominate directors to the Board in proportion to the aggregate of it and Tenshi Healthcare’s ownership stake in the Company (rounded up). As long as GMS Ventures maintains beneficial ownership of at least 50% of the Company’s outstanding common stock but less than or equal to 57%, GMS Ventures shall be entitled to nominate four of the directors for election to the Board. Additionally, pursuant to the A&R IRA, GMS Ventures will have certain information rights, as well as the right of first offer over future issuances of securities and a right of participation in future securities issuances.

December 2022 Registered Direct Equity Offering

In December 2022, in a registered direct equity offering to certain institutional and accredited investors, the Company issued 28,460,831 shares of common stock at a purchase price per share of $0.8784 for $24.0 million in net proceeds after payment of placement agent fees and other estimated offering costs. GMS Ventures purchased an aggregate of 14,230,418 in the registered direct equity offering.

Syntone Ventures, LLC

February 2021 Private Placement Offering

In February 2021, we received $3.0 million in proceeds in connection with a securities purchase agreement entered into on January 28, 2021 with Syntone, in a concurrent private placement to our underwritten public offering, pursuant to which we issued and sold 3,000,000 shares of our common stock at a purchase price of $1.00 per share, the same price per share paid by investors in the underwritten public offering.

Indemnification Agreements

Our amended and restated certificate of incorporation, as amended, contains provisions limiting the liability of directors, and our amended and restated bylaws, as amended, provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws, each as amended, also provides the Board with discretion to indemnify our employees and other agents when determined appropriate by the Board. In addition, we have entered into an indemnification agreement with each of our directors and executive officers that requires us to indemnify our directors and executive officers.

Related-Party Transaction Policy

In 2016, we adopted a formal written policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related-party transaction with us without the prior consent of our Audit Committee, or other independent members of the Board in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to our Audit Committee, including, but not limited to, whether the transaction will be on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Independence of the Board of Directors

As required under the listing standards of The Nasdaq Stock Market, LLC, or Nasdaq, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board. The Board consults with our outside counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that the following eight directors are independent directors within the meaning of the applicable Nasdaq listing standards: Prof. Dr. Auffarth, Dr. Haller, and Messrs. Gangolli, Haddadin, Hilzinger, Huang, Sukhtian and Thurman. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with our company.

In making those independence determinations, the Board took into account certain relationships and transactions that occurred in the ordinary course of business between us and entities with which some of our directors are or have been affiliated, including the relationships and transactions described in the section of this Form 10-K/A captioned “Transactions with Related Persons,” and all other facts and circumstances that the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to our company for the fiscal years ended September 30, 2022 and 2021 by KPMG LLP, our independent registered public accounting firm.

	Fiscal Year Ended September 30,
	2022	2021
Audit Fees	$644,500	$522,000
Audit-Related Fees	—	—
Tax Fees	181,052	107,980
All Other Fees	—	—
Total Fees	$825,552	$629,980

Audit Fees.  This category consists of the annual audit of our consolidated financial statements and the interim reviews of the quarterly consolidated financial statements and services rendered in connection with registration statements, including comfort letters and consents.

Audit-Related Fees. This category consists of fees billed for professional services provided in connection with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported under Audit Fees.

Tax Fees.  This category includes all fees associated with tax compliance, tax advice and tax planning work.

All Other Fees.  This category consists of fees for all other services that are not reported above.

Pre-Approval Policies and Procedures

Our Audit Committee of the Board, or the Audit Committee, charter provides that the Audit Committee will approve the fees and other significant compensation to be paid to our independent registered public accounting firm, and pre-approve all audit services and all non-audit services of our independent registered public accounting firm permitted under applicable law. The charter also provides that the Audit Committee may establish other pre-approval policies and procedures for the engagement of our independent registered public accounting firm to render services to us, including without limitation policies that would allow the delegation of pre-approval authority to one or more members of the Audit Committee, provided that any pre-approval decision is reported to the Audit Committee at its next scheduled meeting. The Audit Committee has approved all audit and audit-related work covered by the audit fees and tax fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements required by Item 15(a) are filed in Item 8 of our Original Form 10-K.
(b)	The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of our Original Form 10-K.

EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 19, 2016).

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

3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on March 26, 2021).

4.1	Description of Registrant’s securities (incorporated by reference to Exhibit 4.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2022).

10.1#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

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

10.38#*

Outlook Therapeutics, Inc. Non-Employee Director Compensation Policy as Amended and Restated Effective October 1, 2020 (incorporated by reference to Exhibit 10.38 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2022).

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

10.43	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2022).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2022).

23.1	Consent of independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2022).

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2022).

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.2 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2022).

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2022).

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

***	Previously filed with Original Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: January 24, 2023	By: /s/ C. Russell Trenary III
Name: C. Russell Trenary III
Title: President and Chief Executive Officer