Form 10-Q
period 2022-12-31
Outlook Therapeutics, Inc.
filed 2023-02-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of February 10, 2023 was 256,666,794.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2022, including, among other things, risks associated with:

●	the initiation, timing, progress and results of our clinical trials of our lead product candidate, ONS-5010;
●	our reliance on our contract manufacturing organizations and other vendors;
●	whether the results of our clinical trials will be sufficient to support domestic or global regulatory approvals;
●	our ability to obtain and maintain regulatory approval for ONS-5010 in the United States and other markets;
●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved, for commercial use;
●	our ability to fund our working capital requirements, and our expectations regarding our current cash resources;
●	the rate and degree of market acceptance of our current and future product candidates, including our commercialization strategy and manufacturing capabilities for ONS-5010;
●	the implementation of our business model and strategic plans for our business and product candidates;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the factors that may impact our financial results; and
●	our estimates regarding the sufficiency of our cash resources and our need for additional funding.

These risks are not exhaustive. Additional factors could harm our business and financial performance, such as risks associated with the current macroeconomic environment, including as a result of the ongoing novel coronavirus (“COVID-19”) global pandemic or political disruption such as the war between Ukraine and Russia. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31, 2022	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$52,340,848	$17,396,812
Prepaid expenses and other current assets	9,335,123	10,123,634
Total current assets	61,675,971	27,520,446

Operating lease right-of-use assets, net	59,582	70,360
Equity method investment	826,435	804,930
Other assets	126,442	132,015
Total assets	$62,688,430	$28,527,751

Liabilities, convertible preferred stock and stockholders’ equity

Current liabilities:
Current portion of long-term debt	$—	$10,915,015
Current portion of finance lease liabilities	12,137	11,751
Current portion of operating lease liabilities	15,573	26,995
Accounts payable	4,169,879	3,491,485
Accrued expenses	9,027,639	3,427,900
Income taxes payable	1,856,629	1,856,629
Total current liabilities	15,081,857	19,729,775

Long-term debt	31,820,000	—
Finance lease liabilities	1,084	4,267
Warrant liability	26,878	57,138
Total liabilities	46,929,819	19,791,180

Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding	—	—
Total convertible preferred stock	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 325,000,000 shares authorized; 256,666,794 and 227,310,572 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	2,566,667	2,273,105
Additional paid-in capital	440,789,975	415,398,984
Accumulated deficit	(427,598,031)	(408,935,518)
Total stockholders' equity	15,758,611	8,736,571
Total liabilities, convertible preferred stock and stockholders' equity	$62,688,430	$28,527,751

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended December 31,
	2022	2021
Operating expenses:
Research and development	$9,862,424	$9,872,476
General and administrative	5,825,604	3,277,205
Loss from operations	(15,688,028)	(13,149,681)
(Income) loss on equity method investment	(21,505)	23,655
Interest expense, net	2,448,591	351,534
Loss on extinguishment of debt	577,659	1,025,402
Change in fair value of promissory notes	—	162,355
Change in fair value of warrant liability	(30,260)	(249,898)
Net loss	$(18,662,513)	$(14,462,729)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.08)
Weighted average shares outstanding, basic and diluted	227,410,533	188,157,921

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Stockholders' Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2022	227,310,572	$2,273,105	$415,398,984	$(408,935,518)	$8,736,571
Sale of common stock, net of issuance costs	29,356,222	293,562	23,998,598	—	24,292,160
Stock-based compensation expense	—	—	1,392,393	—	1,392,393
Net loss	—	—	—	(18,662,513)	(18,662,513)
Balance at December 31, 2022	256,666,794	$2,566,667	$440,789,975	$(427,598,031)	$15,758,611

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2021	176,461,628	$1,764,616	$345,726,087	$(342,883,254)	$4,607,449
Issuance of common stock in connection with exercise of stock options	25,000	250	17,500	—	17,750
Sale of common stock, net of issuance costs	47,773,974	477,740	56,979,163	—	57,456,903
Stock-based compensation expense	—	—	1,204,048	—	1,204,048
Net loss	—	—	—	(14,462,729)	(14,462,729)
Balance at December 31, 2021	224,260,602	$2,242,606	$403,926,798	$(357,345,983)	$48,823,421

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(18,662,513)	$(14,462,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,778	50,868
Loss on extinguishment of debt	577,659	1,025,402
Non-cash interest expense	2,529,830	344,716
Stock-based compensation	1,392,393	1,204,048
Change in fair value of promissory notes	—	162,355
Change in fair value of warrant liability	(30,260)	(249,898)
(Income) loss on equity method investment	(21,505)	23,655
Interest paid on debt	(1,158,609)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	788,509	(285,504)
Operating lease liability	(11,422)	(10,265)
Accounts payable	678,394	169,169
Accrued expenses	5,005,500	1,037,925
Net cash used in operating activities	(8,901,246)	(10,990,258)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of issuance costs	24,637,009	57,654,776
Proceeds from debt	30,000,000	10,000,000
Proceeds from exercise of stock options	—	17,750
Payments of finance lease obligations	(2,797)	(6,801)
Repayment of debt	(10,220,000)	(401,867)
Payment of financing costs	(568,930)	(600,000)
Net cash provided by financing activities	43,845,282	66,663,858
Net increase in cash and cash equivalents	34,944,036	55,673,600
Cash and cash equivalents at beginning of year	17,396,812	14,477,324
Cash and cash equivalents at end of period	$52,340,848	$70,150,924
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,159,008	$20,155
Supplemental schedule of non-cash financing activities:
Debt issuance costs in accrued expenses	$254,964	$—
Common stock issuance costs in accrued expenses	$339,275	$—
Common stock issuance costs in accounts payable	$—	$179,985
Deferred offering costs amortization	$5,573	$17,888

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

All development activities are currently active in support of the Company’s Biologics License Application (“BLA”) registration program for ONS-5010 for wet age-related macular degeneration (“wet AMD”). In fiscal year 2022, the Company submitted the BLA and received confirmation from the U.S. Food and Drug Administration (“FDA”) that the BLA had been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. Additionally, the Company submitted a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”), which has been validated for review with an estimated decision date expected in early 2024.

2.    Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $427,598,031 as of December 31, 2022. As of December 31, 2022, the Company had $31,845,197 of principal and accrued interest due under an unsecured convertible promissory note issued in December 2022 (the “December 2022 Note”), maturing on January 1, 2024. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management believes that the Company’s existing cash and cash equivalents as of December 31, 2022 will be sufficient to fund its operations through the anticipated approval of the BLA for ONS-5010 in the third calendar quarter of 2023 and into the fourth calendar quarter of 2023. Additional financing will be needed by the Company to fund its operations in the future and to commercially develop ONS-5010 and to develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations such as continuing to access capital through the current At-the-Market Offering Agreement (the “ATM Agreement” or the “ATM Offering”), dated March 26, 2021, with H.C. Wainwright & Co., as sales agent (“Wainwright” or the “Agent”) (refer to Note 9 for further details on the ATM Offering) and negotiating a potential extension of maturity for notes that are scheduled to mature in January 2024. These strategies may also include, but are not limited to, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. There can be no assurance that these future funding efforts will be successful.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2022 and its results of operations for the three months ended December 31, 2022 and 2021, cash flows for the three months ended December 31, 2022 and 2021, and stockholders’ equity for the three months ended December 31, 2022 and 2021. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2023. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2022.

Use of estimates

The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited interim consolidated financial statements, such as the current macroeconomic environment, including as a result of the ongoing COVID-19 pandemic or political disruption such as the war between Ukraine and Russia, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary.

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

The following table sets forth the computation of basic loss per share and diluted loss per share:

	Three months ended December 31,
	2022	2021
Net loss attributable to common stockholders	$(18,662,513)	$(14,462,729)
Common stock shares outstanding (weighted average)	227,410,533	188,157,921
Basic and diluted net loss per share	$(0.08)	$(0.08)

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2022, and 2021, as they would be antidilutive:

	As of December 31,
	2022		2021
Performance-based stock units	2,470		2,470
Performance-based stock options	1,900,000		1,900,000
Stock options	20,726,330		17,904,189
Common stock warrants	7,328,549		7,228,829
Convertible debt	15,910,000	(i)	—

(i)	The potentially dilutive securities related to convertible debt are calculated based on a fixed conversion price of $2.00 per share, which is subject to change as described in Note 7.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40). ASU 2020-06 eliminated the beneficial conversion and cash conversion accounting models in ASC 470-20 that required separate accounting for embedded conversion features and simplifies the settlement assessment to determine whether a contract qualifies for equity classification. In addition, the new guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments and to include the effect of share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 on October 1, 2022 using the modified retrospective approach and applied the guidance to all financial instruments that were outstanding as of the beginning of 2022. There was no cumulative effect adjustment to the opening balance of retained earnings as a result of adopting ASU 2020-06.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$31,820,000
Warrant liability	—	—	26,878
Total	$—	$—	$31,846,878

	September 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$—	$—	$57,138

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and unsecured convertible promissory note for the three months ended December 31, 2022:

	Unsecured Convertible
	Promissory Note	Warrants
Balance at October 1, 2022	$—	$57,138
Fair value at issuance date	31,820,000	—
Change in fair value	—	(30,260)
Balance at December 31, 2022	$31,820,000	$26,878

As further described in Note 7, the Company elected the fair value option to account for the December 2022 Note. The fair value of the December 2022 Note at issuance and at December 31, 2022 approximates face value.

The warrants issued in connection with the convertible senior secured notes originally issued pursuant to that certain Note and Warrant Purchase Agreement dated December 22, 2017 are classified as liabilities on the accompanying consolidated balance sheets as the warrants include cash settlement features at the option of the holders under certain circumstances. The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2022		September 30, 2022
Risk-free interest rate		4.39%	4.23%
Remaining contractual term of warrants (years)		2.1	2.4
Expected volatility		88.5%	92.5%
Annual dividend yield		—%	—%
Fair value of common stock (per share)		$1.08	$1.22

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

5.  Equity Method Investment

In connection with the execution of a stock purchase agreement with Syntone Ventures LLC (“Syntone Ventures”), the United States-based affiliate of Syntone Technologies Group Co. Ltd. (“Syntone PRC”) on May 22, 2020, the Company and Syntone PRC entered into a joint venture agreement pursuant to which they agreed to form a People’s Republic of China (“PRC”) joint venture, Beijing Syntone Biopharma Ltd (“Syntone”), that is 80% owned by Syntone PRC and 20% owned by the Company. As the Company can exert significant influence over, but does not control, Syntone’s operations through voting rights or representation on Syntone’s board of directors, the Company accounts for this investment using the equity method of accounting. Upon formation of Syntone in April 2021, the Company entered into a royalty-free license with Syntone for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

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

6.     Accrued Expenses

Accrued expenses consists of:

	December 31, 2022	September 30, 2022
Compensation	$2,503,382	$1,976,252
Research and development	5,121,215	744,154
Professional fees	1,345,561	564,423
Commercial consulting	40,338	—
Other accrued expenses	17,143	143,071
	$9,027,639	$3,427,900

7.    Debt

Debt consists of:

	December 31, 2022	September 30, 2022
Unsecured convertible promissory note (measured at fair value)	$31,820,000	$—
Unsecured promissory note	—	11,114,518
Total debt	31,820,000	11,114,518
Less: unamortized loan costs	—	(199,503)
Total debt, net of unamortized loan costs	31,820,000	10,915,015
Less: current portion	—	(10,915,015)
Long-term debt	$31,820,000	$—

Unsecured convertible promissory note

On December 22, 2022, the Company entered into a Securities Purchase Agreement and issued the December 2022 Note with a face amount of $31,820,000, to Streeterville Capital, LLC (the “Lender”), the holder of the Company’s unsecured promissory note issued in November 2021 (the “November 2021 Note”). The December 2022 Note has an original issue discount of $1,820,000. The Company received net proceeds of $18,052,461 upon the closing on December 28, 2022 after deducting the Lender’s transaction costs in connection with the issuance and a full payment of the remaining outstanding principal and accrued interest on the November 2021 Note. The November 2021 Note was cancelled upon repayment. See

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

below for additional disclosures relating to November 2021 Note. The December 2022 Note bears interest at 9.5% per annum and matures on January 1, 2024. The December 2022 Note contains customary covenants, including a restriction on the Company’s ability to pledge certain of the Company’s assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the December 2022 Note at the Conversion Price (as defined below). The principal amount and conversion price of the December 2022 Note are subject to adjustment upon certain triggering events.  In addition, the Company has the right to convert all or any portion of the outstanding balance under the December 2022 Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $2.50 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. Payments may be made by the Company (i) in cash, (ii) in shares of common stock, with the number of shares being equal to the portion of the applicable payment amount divided by the Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. Any payments made by the Company in cash, including prepayments or repayment at maturity, will be subject to an additional fee of 7.5%. Upon the occurrence of certain events described in the December 2022 Note, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent, each such event, a Trigger Event, the Lender shall have the right, subject to certain exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default (such event, an “Event of Default”). Following an Event of Default, the Lender may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the December 2022 Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. In February 2023, the December 2022 Note was amended to provide that if the Conversion Price is below $0.1756 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. While the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt. Lender will also have a 10% participation right in any future debt or equity financings.

The Company elected to account for the December  2022 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as result the original issue discount of $1,820,000 and debt issuance costs were written off upon election to fair value and accounted for as interest. During the three months ended December 31, 2022 the Company recognized $2,074,964 of interest expense related to the December 2022 Note related to original issue discount of $1,820,000 and other third party debt issuance costs of $254,964 as the Company elected the fair value option.

Unsecured promissory note

On November 16, 2021, the Company received $10,000,000 in net proceeds from the issuance of the November 2021 Note with a face amount of $10,220,000. Debt issuance costs totaling $820,000 were recorded as debt discount and were deducted from the principal in the accompanying consolidated balance sheet as of September 30, 2022. The debt discount was amortized as a component of interest expense over the term of the underlying debt using the effective interest method. The November 2021 Note bore interest at a rate of 9.5% per annum compounding daily and was set to mature on January 1, 2023. The Company could prepay all or a portion of the November 2021 Note at any time by paying 105% of the outstanding balance elected for pre-payment.

As discussed above, the November 2021 Note was cancelled using proceeds from the December 2022 Note issued to the same lender. The total repayment was $11,947,539, which represented 105% of the outstanding balance and included $1,158,609 of interest expense. The transaction has been accounted for as an extinguishment of the November 2021 Note.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

As a result, the Company recorded a loss on debt extinguishment of $577,659, which included $8,729 of unamortized debt discount, and prepayment fees of $568,930.

During the three months ended December 31, 2022 and 2021, the Company recognized $454,866 and $344,716, respectively, of interest expense related to the November 2021 Note of which $190,775 and $108,123, respectively, were related to the amortization of debt discount.

8.     Commitments and Contingencies

Leases

Corporate office

In March 2021, the Company entered into a three-year term corporate office lease in Iselin, New Jersey that commenced on April 23, 2021.

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

The components of lease cost for the three months ended December 31, 2022 and 2021 are as follows:

	Three months ended December 31,
	2022	2021
Lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities	491	975
Total finance lease cost	491	975
Operating lease cost	11,217	11,217
Total lease cost	$11,708	$12,192

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee are as follows:

	December 31, 2022	September 30, 2022
Operating leases:
Right-of-use asset	$59,582	$70,360
Operating lease liabilities	15,573	26,995
Finance leases:
Right-of-use asset	$—	$—
Financing lease liabilities	13,221	16,018
Weighted-average remaining lease term (years):
Operating leases	1.3	1.6
Finance leases	1.0	1.3
Weighted-average discount rate:
Operating leases	7.5%	7.5%
Finance leases	13.0%	13.0%

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Other information related to leases for the three months ended December 31, 2022 and 2021 are as follows:

	Three months ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$491	$975
Operating cash flows from operating leases	11,861	11,522
Financing cash flows from finance leases	2,797	6,801
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Future minimum lease payments under non-cancelable leases as of December 31, 2022 are as follows for the years ending September 30:

	Operating leases	Finance leases
2023 (remaining nine months)	$15,814	$9,862
2024	—	4,383
Total undiscounted lease payments	15,814	14,245
Less: Imputed interest	241	1,024
Total lease obligations	$15,573	$13,221

9.    Common Stock and Stockholders’ Equity

Common stock

In December 2022, in a registered direct equity offering to certain institutional and accredited investors, including GMS Ventures and Investments (“GMS Ventures”), the Company’s largest stockholder, the Company issued 28,460,831 shares of common stock at a purchase price per share of $0.8784 for $23,547,904 in net proceeds after payment of placement agent fees and other offering costs. GMS Ventures purchased an aggregate of 14,230,418 shares of common stock in the registered direct equity offering. In connection with the registered direct equity offering, the Company issued to M.S. Howells & Co., the placement agent, warrants to purchase up to an aggregate of 515,755 shares of common stock at an exercise price of $1.05 per share, which warrants have a three-year term.

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

H.C. Wainwright & Co. At-the-Market Offering Agreement

On March 26, 2021, the Company entered into the ATM Offering with Wainwright under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40,000,000 from time to time through Wainwright. The Company incurred financing costs of $197,654, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the ATM Offering. As of December 31, 2022, $113,848 of such deferred costs are included in other assets on the consolidated balance sheets.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Under the ATM Agreement, the Company pays Wainwright a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the ATM Agreement. The offering of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms.

During the three months ended December 31, 2022, the Company sold 895,391 shares of common stock under the ATM Offering and generated $1,127,904 in gross proceeds. The Company paid fees to the Agent and other issuance costs of $38,799. During the three months ended December 31, 2021, the Company sold 1,773,974 shares of common stock under the ATM Offering and generated $3,622,497 in gross proceeds. The Company paid fees to the Agent and other issuance costs of $115,763.

Common stock warrants

As of December 31, 2022, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
December 22, 2024	(i)	277,128	$12.00
April 13, 2025	(i)	145,686	$12.00
May 31, 2025	(i)	62,437	$12.00
February 24, 2025		172,864	$1.27
February 26, 2024		1,747,047	$0.9535
June 22, 2025		191,268	$1.51875
January 28, 2026		2,116,364	$1.25
November 23, 2026		2,100,000	$1.5625
December 28, 2025		515,755	$1.0500
		7,328,549

(i)	The warrants were issued in connection with the convertible senior secured notes originally issued pursuant to the certain Note and Warrant Purchase Agreement dated December 22, 2017 and are classified as liabilities on the accompanying consolidated balance sheets, as the warrants include cash settlement features at the option of the holders under certain circumstances. Refer to Note 4 for fair value measurements disclosures.

10.  Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. As of December 31, 2022, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. Effective with the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”), no future awards under the 2011 Plan will be granted.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 34,565,837. As of December 31, 2022, 11,744,855 shares remained available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021
Research and development	$290,656	$252,395
General and administrative	1,101,737	951,653
	$1,392,393	$1,204,048

Stock options

As of December 31, 2022 options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2022	20,124,581	$1.49
Granted	601,749	1.18
Balance at December 31, 2022	20,726,330	$1.48	8.1	$3,299,721
Vested and exercisable at December 31, 2022	10,587,559	$1.43	7.8	$2,059,975
Vested and expected to vest at December 31, 2022	20,726,330	$1.48	8.1	$3,299,721

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the three months ended December 31, 2022 and 2021 was $0.99 and $1.16 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended December 31,
	2022	2021
Risk-free interest rate	3.9%	1.3%
Expected term (years)	5.3	6.0
Expected volatility	115.0%	94.3%
Expected dividend yield	—	—

As of December 31, 2022, there was $10,218,182 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.4 years.

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

A summary of the activity under the performance share option plan as of December 31, 2022 and changes during the three months then ended are presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2022	700,000	$1.44
Granted	1,200,000	1.04
Balance at December 31, 2022	1,900,000	$1.19	9.6	$—
Vested and exercisable at December 31, 2022	700,000	$1.44	8.9	$—
Vested and expected to vest at December 31, 2022	700,000	$1.44	8.9	$—

The weighted average grant date fair value of the performance stock options awarded during the three months ended December 31, 2022 and 2021, was $0.91 and $1.03 per option, respectively. As of December 31, 2022, the Company assessed that the performance conditions related to the performance options granted were not probable of achievement. The assessment was based on the relevant facts and circumstances and therefore no compensation costs were recognized. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended December 31,
	2022	2021
Risk-free interest rate	3.8%	1.3%
Expected term (years)	10.0	5.2
Expected volatility	91.3%	91.5%
Expected dividend yield	—	—

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year term from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table summarizes the activity related to PSUs during the three months ended December 31, 2022:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual	Aggregate
	PSUs	Per PSU	Term (Years)	Intrinsic Value
Balance at October 1, 2022	2,470	$49.97
Forfeitures	—	—
Balance at December 31, 2022	2,470	$49.97	1.8	$—
Vested and exercisable at December 31, 2022	2,470	$49.97	1.8	$—

Restricted stock

In connection with the consulting agreements entered into by the Company and four former principals of MTTR, in March 2020, the Company issued an aggregate of 7,244,739 shares of its common stock. Refer to Note 11 for further details on the consulting agreements and terminated strategic partnership agreement. These shares may not be sold until the earlier of (i) six months following FDA approval of ONS-5010, (ii) the date the Company publicly announces not to pursue development of ONS-5010, (iii) a change in control or (iv) January 2025. In addition, the Company has the right to repurchase the shares for $0.01 per share if the consultant terminates his agreement other than for good reason or the Company terminates the agreement for cause. The repurchase right lapses, in tiered percentages, based upon the completion of enrollment of the Company’s NORSE TWO clinical trial of ONS-5010 by certain dates. The repurchase right may also lapse as to 50% or 100% of the shares if the Company enters into certain agreements pertaining to ONS-5010 that meet certain value thresholds or the Company’s share price meets certain predefined targets. The repurchase right also lapses as to 100% of the shares upon the earliest to occur of (i) filing of the BLA for ONS-5010, (ii) termination of the agreement by the consultant for good reason or by the Company other than for cause, (iii) in the event of disability, or (iv) upon a change in control.

The grant date fair value of the restricted shares was $0.54 per share and equal to the closing stock price of the Company’s common stock at the time of grant. Compensation expense is recognized over the shorter of the explicit service period or derived service period, which was determined to be 4.8 years at the time of grant. The compensation expense was accelerated during the year ended September 30, 2022 as a result of the Company achieving certain performance conditions related to the Company’s BLA submission and the corresponding repurchase rights lapsing. During the three months ended December 31, 2021, the Company recognized compensation expense related to the restricted stock of $151,764. There was no expense recognized for the three months ended December 31, 2022 and as of December 31, 2022, there was no unrecognized compensation expense related to the restricted stock.

11.   Related-Party Transactions

MTTR - strategic partnership agreement (ONS-5010)

In February 2018, the Company entered into a strategic partnership agreement with MTTR to advise on regulatory, clinical and commercial strategy and assist in obtaining approval of ONS-5010.

In November 2018, the board of directors of the Company appointed Mr. Terry Dagnon as Chief Operations Officer and Mr. Jeff Evanson as Chief Commercial Officer. Both Mr. Dagnon and Mr. Evanson initially provided services to the Company pursuant to the February 2018 strategic partnership agreement with MTTR, as amended. Mr. Dagnon and Mr. Evanson were both principals in MTTR. Both Mr. Dagnon and Mr. Evanson were compensated directly by MTTR for services provided to the Company as the Company's Chief Operations Officer and Chief Commercial Officer, respectively, pursuant to the strategic partnership agreement until such agreement, as amended, was terminated effective March 19, 2020. The Company began compensating Mr. Dagnon and Mr. Evanson directly as consultants effective March 19, 2020

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

pursuant to their respective consulting agreements with the Company, which became effective March 19, 2020 following stockholder approval of the share issuances contemplated therein.

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

Concurrently, the Company also entered into consulting agreements directly with each of the four principals of MTTR setting forth the terms of his respective compensation arrangement, as well as providing for certain transfer restrictions and repurchase rights applicable to the shares of common stock to be issued pursuant hereto. The termination agreement and the consulting agreements became effective upon stockholder approval of the share issuance on March 19, 2020. Refer to Note 10 for the accounting of the restricted stock issued and compensation expense recognized.

During the three months ended December 31, 2022 and 2021, MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate of $58,069 and $313,986, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock (Note 10). As of December 31, 2022 and September 30, 2022, an aggregate of $18,333, was due to the former MTTR principals as consultants, which is included in accounts payable in the accompanying consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended September 30, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission, or SEC, on December 29, 2022.

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “seek,” “should,” “will,” “would,” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other forward-looking information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a material difference including, but not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on December 29, 2022, and elsewhere in this report. See “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

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

Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. In March 2022, we submitted a BLA with the FDA for ONS-5010 (LYTENAVA (bevacizumab-vikg)), an investigational ophthalmic formulation of bevacizumab, which we have developed to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. In May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. Following receipt of further correspondence from the FDA, we confirmed the additional information necessary to re-submit the BLA for ONS-5010 and resubmitted the BLA in August 2022. In October 2022, we received confirmation from the FDA that our BLA has been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. Additionally, in October 2022, we submitted a Marketing Authorization Application, or MAA, for ONS-5010 with the European Medicines Agency, or the EMA. On December 22, 2022 our MAA was validated for review by the EMA. The formal review process of the MAA by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, is now set to begin with an estimated decision date expected in early 2024. ONS-5010 is our sole product candidate in active development.

Our BLA and MAA registration program for ONS-5010 in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. The study design for our clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019. In August 2020, we reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 (bevacizumab-

vikg) to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters in Best Corrected Visual Acuity, or BCVA, score was met and was both highly statistically significant and clinically relevant. In the intent to treat, or ITT, primary dataset, the percentage of patients who gained at least 15 letters who were treated with ONS-5010, was 41.7%, and the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the secondary per protocol, or PP, dataset (p = 0.04) where the percentages were almost identical, at 41.0% with ONS-5010, and 24.7% with ranibizumab. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0043). A mean change of 11.2 letters in BCVA score was observed with ONS-5010, and with ranibizumab the mean change was 5.8 letters. The results were also statistically significant in the secondary PP dataset (p = 0.05) with a mean change with ONS-5010 of 11.1 letters versus 7.0 letters with ranibizumab. Results were also positive for the remaining NORSE TWO secondary endpoints with 56.5% (p = 0.0016) of ONS-5010 subjects gaining ≥ 10 letters of vision and 68.5% (p = 0.0116) of ONS-5010 subjects gaining ≥ 5 letters of vision. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA. In March 2021, we reported that the results from NORSE THREE showed a positive safety profile for ONS-5010.

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

Going Concern

Through December 31, 2022 we have funded substantially all of our operations with $465.2 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the three months ended December 31, 2022 was $18.7 million. We also had a net loss of $14.5 million for the three months ended December 30, 2021. We have not generated any revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Our current cash resources of $52.3 million as of December 31, 2022 are expected to fund our operations through the anticipated approval of ONS-5010 in the third calendar quarter of 2023 and into the fourth calendar quarter of 2023. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise substantial additional capital to fund our planned future operations, receive approval for and commercialize ONS-5010, commence and continue clinical trials, or develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Syntone – PRC Joint Venture

In May 2020, we entered into a stock purchase agreement with Syntone, pursuant to which we sold and issued in June 2020, in a private placement, 16,000,000 shares of our common stock at a purchase price of $1.00 per share, for aggregate gross proceeds of $16.0 million. In connection with the entry into the stock purchase agreement, we entered into a joint venture agreement with Syntone’s affiliate based in the People’s Republic of China, or PRC, pursuant to which we agreed to form a PRC joint venture that is 80% owned by Syntone’s PRC affiliate and 20% owned by us. Upon formation of the PRC joint venture in April 2021, we entered into a royalty-free license with the PRC joint venture for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

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

(Income) Loss on Equity Method Investment

(Income) loss on equity method investment represents our proportionate share for the period of the net (income) loss of our investee to which the equity method of accounting is applied.

Interest Expense

Interest expense consists of cash paid and non-cash interest expense related to our unsecured notes, unsecured promissory notes, finance leases and other finance obligations.

Loss on Extinguishment of Debt

Loss on extinguishment of debt is related to the prepayment and cancellation or amendment of  promissory notes during the period that was accounted for as an extinguishment.

Change in Fair Value of Promissory Notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory notes. We record the promissory notes at fair value with changes in fair value recorded in the consolidated statements of operations.

Change in Fair Value of Warrant Liability

We issued warrants to purchase our common stock in conjunction with our old senior secured notes, which are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations as other (income) expense.

Income Taxes

Since inception, we have not recorded any United States federal or state income tax benefits (excluding the sale of New Jersey state net operating losses, or NOLs, and research and development, or R&D, tax credits) for the net losses we have incurred in each year or on our earned R&D tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2022, we had federal and state NOL carryforwards of $339.9 million and $175.7 million, respectively, that will begin to expire in 2030 and 2039, respectively. As of September 30, 2022, we had federal foreign tax credit carryforwards of $2.4 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2022, we also had federal and state R&D tax credit carryforwards of $10.4 million and $0.8 million, respectively, that will begin to expire in 2032 and 2033, respectively.

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

Results of Operations

Comparison of Three Months Ended December 31, 2022 and 2021

	Three months ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$9,862,424	$9,872,476	$(10,052)
General and administrative	5,825,604	3,277,205	2,548,399
Loss from operations	(15,688,028)	(13,149,681)	(2,538,347)

(Income) loss on equity method investment	(21,505)	23,655	(45,160)
Interest expense, net	2,448,591	351,534	2,097,057
Loss on extinguishment of debt	577,659	1,025,402	(447,743)
Change in fair value of promissory notes	—	162,355	(162,355)
Change in fair value of warrant liability	(30,260)	(249,898)	219,638
Net loss	$(18,662,513)	$(14,462,729)	$(4,199,784)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021
ONS-5010 development	$10,941,055	$8,728,869
Compensation and related benefits	748,198	433,014
Stock-based compensation	290,656	252,395
Other research and development	(2,117,485)	458,198
Total research and development expenses	$9,862,424	$9,872,476

Research and development expenses for the three months ended December 31, 2022 was comparable to the three months ended December 31, 2021. We saw a significant increase in ONS-5010 development costs of $2.2 million as we continued with our ongoing necessary process characterization and manufacturing scale up activities with external partners to support our commercial launch. The increase was offset by a cash refund received during the period related to BLA submission fees of $2.3 million incurred during the three months ended December 31, 2022.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021
Professional fees	$2,769,884	$1,152,132
Compensation and related benefits	1,255,416	630,026
Stock-based compensation	1,101,737	951,652
Facilities, fees and other related costs	698,567	543,395
Total general and administrative expenses	$5,825,604	$3,277,205

General and administrative expenses for the three months ended December 31, 2022 increased by $2.5 million compared to the three months ended December 31, 2021. The increase compared to the prior period was primarily due to an increase in professional fees of $1.6 million related to our ongoing pre-launch preparations in anticipation of the potential approval of our BLA for ONS-5010, a $0.6 million increase in compensation and related benefits plus a $0.2 million increase in stock-based compensation expenses due to an increase in headcount to support the planned launch of ONS-5010, if approved.

Interest expense

Interest expense increased by $2.1 million to $2.5 million for the three months ended December 31, 2022, as compared to $0.4 million for the three months ended December 31, 2021. The increase was primarily related to the original issue discount on the December 2022 Note.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.6 million was recorded related to the prepayment and cancellation of a promissory note during the three months ended December 30, 2022 that was accounted for as an extinguishment. We recognized a $1.0 million loss on extinguishment related to an unsecured promissory note amendment during the three months ended December 30, 2021 period that was accounted for as an extinguishment of the old promissory note.

Change in Fair Value of Promissory Notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory notes. We record the promissory notes at fair value with changes in fair value recorded in the consolidated statements of operations.

Change in Fair Value of Warrant Liability

During the three months ended December 31, 2022, the change in fair value was immaterial. During the three months ended December 31, 2021, we recorded income of $0.3 million related to the decrease in the fair value of our common stock warrant liability as a result of the decrease in the price of our common stock during the period.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through December 31, 2022, we have funded substantially all of our operations with $465.2 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

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

On November 5, 2020, we received $10.0 million in net proceeds from the issuance of an unsecured promissory note, or 2020 Note, with a face amount of $10.2 million. The 2020 Note bore interest at a rate of 7.5% per annum, and was due to mature on January 1, 2022, and included an original issue discount of $0.2 million. On November 16, 2021, we entered into a note amendment, which, among other things, (i) extended the maturity date to January 1, 2023, (ii) increased the interest rate from 7.5% per annum to 10% per annum beginning on January 1, 2022, and (iii) provided for the lender’s right to redeem some or all of the outstanding balance of the 2020 Note for shares of our common stock beginning July 1, 2022, subject to certain limitations. On June 30, 2022, we prepaid the 2020 Note in full by paying 105% of the outstanding balance. The total payment was $12.9 million, which included interest of $1.5 million and other fees totaling $1.2 million.

On November 16, 2021, we received $10.0 million in net proceeds from the issuance of the November 2021 Note, with a face amount of $10.2 million. The November 2021 Note bore interest at a rate of 9.5% per annum, was due to mature January 1, 2023 and included an original issue discount of $0.2 million. We may prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment. On December 28, 2022, we prepaid the November 2021 Note in full by paying 105% of the outstanding balance. The total payment was $11.9 million, which included interest of $1.2 million and a prepayment fee of $0.6 million.

In November 2021, we issued in an underwritten public offering an aggregate of 46,000,000 shares of common stock at a purchase price per share of $1.25 for $54.0 million in net proceeds after payment of underwriter discounts and commissions and other underwriter offering costs. GMS Ventures purchased an aggregate of 16,000,000 shares of common stock in the public offering. In connection with the underwritten public offering, we issued the underwriter warrants to purchase up to an aggregate of 2,100,000 shares of common stock at an exercise price of $1.5625 per share, which warrants have a five-year term.

During the three months ended December 31, 2022, we sold 895,391 shares of common stock, and generated $1.1 million in gross proceeds from, the ATM Offering. The sales agent fees paid were immaterial. During the three months ended December 31, 2021, we sold 1,773,974 shares of common stock under the ATM Offering and generated $3.6 million in gross proceeds and we paid fees to the sales agent and other issuance costs of $0.1 million.

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

On December 22, 2022, we entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note with a face amount of $31.8 million, or the December 2022 Note, to Streeterville Capital, LLC, or the Lender, the current holder of our outstanding unsecured promissory note that was due to mature on January 1, 2023, or the November 2021 Note. The Note has an original issue discount of $1.8 million. We received gross proceeds of $30.0 million upon the closing on December 28, 2022, after deducting the Lender’s transaction costs in connection with the issuance. A portion of the proceeds from the December 2022 Note were used to repay in full the remaining outstanding principal and accrued interest on the November 2021 Note, which was cancelled upon repayment. The December 2022 Note bears interest at 9.5% per annum and matures on January 1, 2024. The December 2022 Note contains customary covenants, including a restriction on our ability to pledge certain of our assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the December 2022 Note at an initial conversion price of $2.00 per share. The principal amount and conversion price of the December 2022 Note are subject to adjustment upon certain triggering events.  See “Description of Indebtedness” below for additional detail.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2022, we had an accumulated deficit of $427.6 million. In addition, $31.8 million of principal and accrued interest under an unsecured convertible promissory note, which bears interest compounding daily and mature January 1, 2024. As a result, there is substantial doubt about our ability to continue as a going concern. Our current cash resources of $52.3 million as of December 31, 2022 are expected to fund our operations through the anticipated approval of the ONS-5010 BLA expected in the third calendar quarter of 2023 and into the fourth calendar quarter of 2023.

Our future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing discussed above; (ii) our ability to successfully begin marketing of our product candidates or complete revenue-generating partnerships with other companies; (iii) the success of our research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (v) regulatory approval and market acceptance of our proposed future products. Additionally, while the long-term economic impact of either the COVID-19 pandemic or the war between Ukraine and Russia is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.

Funding Requirements

We anticipate we will incur net losses and negative cash flow from operations for the foreseeable future. We may not be able to complete the development and initiate commercialization of ONS-5010 if, among other things, the FDA does not approve our BLA when we expect, or at all, or if we are not able to enter into strategic partnerships for ONS-5010 providing for sufficient funding of our expected commercial and development costs and we are unable to obtain such funding elsewhere.

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

We believe our existing cash of $52.3 million as of December 31, 2022 can fund our operations through the anticipated approval of ONS-5010 in the third calendar quarter of 2023 and into the fourth calendar quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may need to raise substantial additional capital to complete our planned ONS-5010 development and commercialization program. We plan to finance our future operations with a combination of proceeds from our ATM Offering, renegotiation of the maturity date for existing unsecured notes, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we may be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three months ended December 31,
	2022		2021
Net cash used in operating activities		$(8,901,246)		$(10,990,258)
Net cash provided by financing activities		43,845,282		66,663,858
Net increase in cash	$	$ 34,944,036	$	$ 55,673,600

Operating Activities

During the three months ended December 31, 2022, we used $8.9 million of cash in operating activities resulting primarily from our net loss of $18.7 million. This use of cash was partially offset by $4.5 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, loss on extinguishment of debt, income on equity method investment and depreciation and amortization expense. We also paid interest on debt of $1.2 million during the period. The net cash inflow of $6.5 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $5.7 million, and a decrease in prepaid expenses of $0.8 million for timing of payments associated with ONS-5010 development costs.

During the three months ended December 31, 2021, we used $11.0 million of cash in operating activities resulting primarily from our net loss of $14.5 million. This use of cash was partially offset by $2.6 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, change in fair value of unsecured convertible promissory note, loss on extinguishment of debt, loss on equity method investment and depreciation and amortization expense. The net cash inflow of $0.9 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $0.2 million and an increase of $1.0 million in accrued expenses due to an increase in NORSE SEVEN clinical trial costs. These inflows were partially offset by an increase in prepaid expenses of $0.3 million for prepayments associated with ONS 5010 development costs.

Financing Activities

During the three months ended December 31, 2022, net cash provided by financing activities was $43.8 million, primarily attributable to $23.5 million in net proceeds from a registered direct equity offering in December 2022 of an aggregate of 28,460,831 shares of our common stock and accompanying 515,755 warrants to purchase shares of our common stock, $1.1 million in net proceeds from the sale of common stock under the ATM Offering and $30.0 million in net proceeds from the issuance of an unsecured convertible promissory note with a face amount of $31.8 million in December 2022. We also made $10.2 million in debt and finance lease obligation payments and a $0.6 million payment of financing costs.

During the three months ended December 31, 2021, net cash provided by financing activities was $66.7 million, primarily attributable to $54.1 million in net proceeds from an underwritten public offering in November 2021 of an aggregate of 46,000,000 shares of our common stock and accompanying 2,100,000 warrants to purchase shares of our common stock, $3.5 million in net proceeds from the sale of common stock under the ATM Offering and $9.4 million in net proceeds from issuance of an unsecured promissory note with a face amount of $10.2 million in November 2021. We also made $0.4 million in debt and finance lease obligation payments.

Description of Indebtedness

On December 22, 2022, we entered into the Securities Purchase Agreement and issued the December 2022 Note to the Lender. The December 2022 Note has a face value of $31.8 million and an original issue discount of $1.8 million. The December 2022 Note bears interest at 9.5% per annum and matures on January 1, 2024. The December 2022 Note contains customary covenants, including a restriction on our ability to pledge certain of our assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the December 2022 Note at the Conversion Price (as defined below).  The principal amount and Conversion Price of the December 2022 Note are subject to adjustment upon certain triggering events.  In addition, the Company has the right to convert all or any portion of the outstanding balance under the December 2022 Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $2.50 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. We may make payments (i) in cash, (ii) in shares of common stock, with the number of shares being equal to the portion of the applicable payment amount divided by the Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. Any payments made by us in cash, including prepayments or repayment at maturity, will be subject to an additional fee of 7.5%. Upon the occurrence of certain events described in the December 2022 Note, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent, each such event, a Trigger Event, the Lender shall have the right, subject to certain exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default, such event, an Event of Default. Following an Event of Default, the Lender may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the December 2022 Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. In February 2023, the December 2022 Note was amended to provide that if the Conversion Price is below $0.1756 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. While the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt. Lender will also have a 10% participation right in any future debt or equity financings.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 29, 2022 have not materially changed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “Smaller Reporting Company,” this Item and the related disclosure is not required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended December 31, 2022.

Part II. Other Information

Item 1. Legal Proceedings

We are not party to any material pending legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors

As of December 31, 2022, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended September 30, 2022 filed with the SEC on December 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 10, 2023, the Company entered into an amendment, or the Amendment, to the Convertible Promissory Note, dated December 22, 2022, or the December 2022 Note, between the Company and Streeterville Capital, LLC, or the Lender, which provides for a floor on the conversion price of $0.1756 per share, below which the Company is not permitted to satisfy a conversion notice from the Lender under the December 2022 Note in shares of common stock of the Company and the Company would instead be required to satisfy such notice in cash.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed herewith as Exhibit 10.1.

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

3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the SEC on March 26, 2021).

10.1	Amendment, dated February 10, 2023, to the Convertible Promissory Note, dated December 22, 2022, by and between the Company and Streeterville Capital, LLC.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File.

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTLOOK THERAPEUTICS, INC.

Date: February 14, 2023	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer (Principal Financial and Accounting Officer)