Form 10-Q
period 2023-03-31
Outlook Therapeutics, Inc.
filed 2023-05-15
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of May 10, 2023 was 256,666,794.

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

These risks are not exhaustive. Additional factors could harm our business and financial performance, such as risks associated with the current macroeconomic environment, including as a result of the impacts of the novel coronavirus (“COVID-19”) global pandemic, inflation, rising interest rates, current or potential future bank failures or political disruption such as the war between Ukraine and Russia. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$43,629,102	$17,396,812
Prepaid expenses and other current assets	9,423,025	10,123,634
Total current assets	53,052,127	27,520,446

Operating lease right-of-use assets, net	48,581	70,360
Equity method investment	809,470	804,930
Other assets	113,850	132,015
Total assets	$54,024,028	$28,527,751

Liabilities, convertible preferred stock and stockholders’ equity

Current liabilities:
Current portion of long-term debt	$31,823,000	$10,915,015
Current portion of finance lease liabilities	10,332	11,751
Current portion of operating lease liabilities	3,929	26,995
Accounts payable	3,619,748	3,491,485
Accrued expenses	6,214,397	3,427,900
Income taxes payable	1,856,629	1,856,629
Total current liabilities	43,528,035	19,729,775

Finance lease liabilities	—	4,267
Warrant liability	8,263	57,138
Total liabilities	43,536,298	19,791,180

Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding	—	—
Total convertible preferred stock	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 425,000,000 shares authorized; 256,666,794 and 227,310,572 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	2,566,667	2,273,105
Additional paid-in capital	442,173,380	415,398,984
Accumulated deficit	(434,252,317)	(408,935,518)
Total stockholders' equity	10,487,730	8,736,571
Total liabilities, convertible preferred stock and stockholders' equity	$54,024,028	$28,527,751

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Operating expenses:
Research and development	$544,948	$12,219,666	$10,407,372	$22,092,142
General and administrative	6,292,982	6,689,914	12,118,586	9,967,119
Loss from operations	(6,837,930)	(18,909,580)	(22,525,958)	(32,059,261)
Loss (income) on equity method investment	16,965	6,044	(4,540)	29,699
Interest (income) expense, net	(187,794)	418,327	2,260,797	769,861
Loss on extinguishment of debt	—	—	577,659	1,025,402
Change in fair value of promissory notes	3,000	343,585	3,000	505,940
Change in fair value of warrant liability	(18,615)	25,013	(48,875)	(224,885)
Loss before income taxes	(6,651,486)	(19,702,549)	(25,313,999)	(34,165,278)
Income tax expense	2,800	2,000	2,800	2,000
Net loss	$(6,654,286)	$(19,704,549)	$(25,316,799)	$(34,167,278)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.03)	$(0.09)	$(0.10)	$(0.17)
Weighted average shares outstanding, basic and diluted	256,666,794	219,067,900	241,877,917	203,443,077

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Stockholders' Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2022	227,310,572	$2,273,105	$415,398,984	$(408,935,518)	$8,736,571
Sale of common stock, net of issuance costs	29,356,222	293,562	23,998,598	—	24,292,160
Stock-based compensation expense	—	—	1,392,393	—	1,392,393
Net loss	—	—	—	(18,662,513)	(18,662,513)
Balance at December 31, 2022	256,666,794	2,566,667	440,789,975	(427,598,031)	15,758,611
Stock-based compensation expense	—	—	1,383,405	—	1,383,405
Net loss	—	—	—	(6,654,286)	(6,654,286)
Balance at March 31, 2023	256,666,794	$2,566,667	$442,173,380	$(434,252,317)	$10,487,730

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2021	176,461,628	$1,764,616	$345,726,087	$(342,883,254)	$4,607,449
Issuance of common stock in connection with exercise of stock options	25,000	250	17,500	—	17,750
Sale of common stock, net of issuance costs	47,773,974	477,740	56,979,163	—	57,456,903
Stock-based compensation expense	—	—	1,204,048	—	1,204,048
Net loss	—	—	—	(14,462,729)	(14,462,729)
Balance at December 31, 2021	224,260,602	2,242,606	403,926,798	(357,345,983)	48,823,421
Issuance of common stock in connection with exercise of warrants	15,675	157	187,943	—	188,100
Sale of common stock, net of issuance costs	1,516,465	15,164	2,877,750	—	2,892,914
Stock-based compensation expense	—	—	3,762,795	—	3,762,795
Net loss	—	—	—	(19,704,549)	(19,704,549)
Balance at March 31, 2022	225,792,742	$2,257,927	$410,755,286	$(377,050,532)	$35,962,681

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(25,316,799)	$(34,167,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,779	101,953
Loss on extinguishment of debt	577,659	1,025,402
Non-cash interest expense	2,529,830	763,104
Stock-based compensation	2,775,798	4,966,843
Change in fair value of promissory notes	3,000	505,940
Change in fair value of warrant liability	(48,875)	(224,885)
(Income) loss on equity method investment	(4,540)	29,699
Interest paid on debt	(1,158,609)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	713,199	(1,092,452)
Operating lease liabilities	(23,066)	(20,749)
Accounts payable	128,263	1,963,638
Accrued expenses	2,786,497	824,155
Net cash used in operating activities	(17,015,864)	(25,324,630)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of issuance costs	24,297,734	60,382,548
Proceeds from debt	30,000,000	10,000,000
Proceeds from exercise of common stock warrants	—	188,100
Proceeds from exercise of stock options	—	17,750
Payments of finance lease obligations	(5,686)	(13,728)
Repayment of debt	(10,220,000)	(703,267)
Payment of financing costs	(823,894)	(600,000)
Net cash provided by financing activities	43,248,154	69,271,403
Net increase in cash and cash equivalents	26,232,290	43,946,773
Cash and cash equivalents at beginning of year	17,396,812	14,477,324
Cash and cash equivalents at end of period	$43,629,102	$58,424,097
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,159,008	$22,017
Supplemental schedule of non-cash financing activities:
Deferred offering costs amortization	$5,573	$32,731

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

2.    Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $434,252,317 as of March 31, 2023. As of March 31, 2023, the Company had $35,056,257 of principal, accrued interest and exit fees due under an unsecured convertible promissory note issued in December 2022 (the “December 2022 Note”), maturing on January 1, 2024. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management believes that the Company’s existing cash and cash equivalents as of March 31, 2023 will be sufficient to fund its operations through the anticipated approval of the BLA for ONS-5010 in the third calendar quarter of 2023 and potentially through the fourth calendar quarter of 2023. As a result, additional financing will be needed by the Company to fund its operations in the future and to commercially develop ONS-5010 and to develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations, including but not limited to, continuing to access capital through at-the-market offering agreements (refer to Note 9 for further details), proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. There can be no assurance that these future funding efforts will be successful.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2023 and its results of operations for the three and six months ended March 31, 2023 and 2022, cash flows for the six months ended March 31, 2023 and 2022, and stockholders’ equity for the three and six months ended March 31, 2023 and 2022. Operating results for the six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2023. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2022.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table sets forth the computation of basic loss per share and diluted loss per share:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(6,654,286)	$(19,704,549)	$(25,316,799)	$(34,167,278)
Common stock shares outstanding (weighted average)	256,666,794	219,067,900	241,877,917	203,443,077
Basic and diluted net loss per share	$(0.03)	$(0.09)	$(0.10)	$(0.17)

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2023 and 2022, as they would be antidilutive:

	As of March 31,
	2023		2022
Performance-based stock units	2,470		2,470
Performance-based stock options	1,900,000		1,900,000
Stock options	22,064,850		19,783,581
Common stock warrants	7,328,549		6,812,794
Convertible debt	16,305,235	(i)	—

(i)	The potentially dilutive securities related to convertible debt are calculated based on a fixed conversion price of $2.00 per share, which is subject to change as described in Note 7.

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	March 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$31,823,000
Warrant liability	—	—	8,263
Total	$—	$—	$31,831,263

	September 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$—
Warrant liability	—	—	57,138
Total	$—	$—	$57,138

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and unsecured convertible promissory note for the six months ended March 31, 2023:

	Unsecured Convertible
	Promissory Note	Warrants
Balance at October 1, 2022	$—	$57,138
Fair value at issuance date	31,820,000	—
Change in fair value	3,000	(48,875)
Balance at March 31, 2023	$31,823,000	$8,263

As further described in Note 7, the Company elected the fair value option to account for the December 2022 Note. The fair value of the December 2022 Note is estimated using a binomial lattice model, which evaluates the payouts under hold, convert or call decisions. Significant estimates in the binomial lattice model include the Company’s stock price, volatility, risk-free rate of return, and credit-adjusted discount rate.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The fair value of the December 2022 Note as of March 31, 2023 was estimated using a binomial lattice model with the following assumptions:

	March 31, 2023
Term (years)		0.8
Stock price		$1.09
Volatility		57.0%
Risk-free rate		4.8%
Dividend yield		—%
Credit-adjusted discount rate		23.3%

The warrants issued in connection with the convertible senior secured notes originally issued pursuant to that certain Note and Warrant Purchase Agreement dated December 22, 2017 are classified as liabilities on the accompanying unaudited interim consolidated balance sheets as the warrants include cash settlement features at the option of the holders under certain circumstances. The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2023		September 30, 2022
Risk-free interest rate		4.14%	4.23%
Remaining contractual term of warrants (years)		1.9	2.4
Expected volatility		76.1%	92.5%
Annual dividend yield		—%	—%
Fair value of common stock (per share)		$1.09	$1.22

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

6.     Accrued Expenses

Accrued expenses consists of:

	March 31, 2023	September 30, 2022
Compensation	$1,661,984	$1,976,252
Research and development	3,836,228	744,154
Professional fees	559,181	564,423
Other accrued expenses	157,004	143,071
	$6,214,397	$3,427,900

7.    Debt

Debt consists of:

	March 31, 2023	September 30, 2022
Unsecured convertible promissory note (measured at fair value)	$31,823,000	$—
Unsecured promissory note	—	11,114,518
Total debt	31,823,000	11,114,518
Less: unamortized loan costs	—	(199,503)
Total debt, net of unamortized loan costs	31,823,000	10,915,015
Less: current portion	(31,823,000)	(10,915,015)
Long-term debt	$—	$—

Unsecured convertible promissory note

On December 22, 2022, the Company entered into a Securities Purchase Agreement and issued the December 2022 Note with a face amount of $31,820,000, to Streeterville Capital, LLC (the “Lender”), the holder of the Company’s unsecured promissory note issued in November 2021 (the “November 2021 Note”). The December 2022 Note has an original issue discount of $1,820,000. The Company received net proceeds of $18,052,461 upon the closing on December 28, 2022 after deducting the Lender’s transaction costs in connection with the issuance and a full payment of the remaining outstanding principal and accrued interest on the November 2021 Note. The November 2021 Note was cancelled upon repayment. See below for additional disclosures relating to November 2021 Note. The December 2022 Note bears interest at 9.5% per annum and matures on January 1, 2024. The December 2022 Note contains customary covenants, including a restriction on the Company’s ability to pledge certain of the Company’s assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the December 2022 Note at the Conversion Price (as defined below). The principal amount and conversion price of the December 2022 Note are subject to adjustment upon certain triggering events.  In addition, the Company has the right to convert all or any portion of the outstanding balance under the December 2022 Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $2.50 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. Payments may be made by the Company (i) in cash, (ii) in shares of common stock, with the number of shares being equal to the portion of the applicable payment amount divided by the Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. Any payments made by the Company in cash, including prepayments or repayment at maturity, will be subject to an additional fee of 7.5%. Upon the occurrence of certain events described in the December 2022 Note, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent, each such event, a Trigger Event, the Lender shall have the right, subject to certain exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default (such event, an “Event of Default”). Following an Event of Default, the Lender may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the December 2022 Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. If the Conversion Price is below $0.1756 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. Subject to certain exceptions, while the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt and a 10% participation right in any future debt or equity financings.

The Company elected to account for the December  2022 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as result the original issue discount of $1,820,000 and debt issuance costs were written off upon election to fair value and accounted for as interest. During the six months ended March 31, 2023 the Company recognized $2,074,964 of interest expense related to the December 2022 Note related to original issue discount of $1,820,000 and other third party debt issuance costs of $254,964 as the Company elected the fair value option.

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

During the three months ended March 31, 2022, the Company recognized $418,388 of interest expense related to the November 2021 Note of which $169,857 was related to the amortization of debt discount. During the six months ended March 31, 2023 and 2022, the Company recognized $454,866 and $763,104, respectively, of interest expense related to the November 2021 Note of which $190,775 and $277,980, respectively, were related to the amortization of debt discount.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The components of lease cost for the three and six months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Lease cost:
Amortization of right-of-use assets	$—	$—	$—	$—
Interest on lease liabilities	398	849	889	1,823
Total finance lease cost	398	849	889	1,823
Operating lease cost	11,216	11,217	22,433	22,433
Total lease cost	$11,614	$12,066	$23,322	$24,256

Amounts reported in the unaudited interim consolidated balance sheets for leases where the Company is the lessee are as follows:

	March 31, 2023	September 30, 2022
Operating leases:
Right-of-use asset	$48,581	$70,360
Operating lease liabilities	3,929	26,995
Finance leases:
Right-of-use asset	$—	$—
Financing lease liabilities	10,332	16,018
Weighted-average remaining lease term (years):
Operating leases	1.1	1.6
Finance leases	0.8	1.3
Weighted-average discount rate:
Operating leases	7.5%	7.5%
Finance leases	13.0%	13.0%

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Other information related to leases for the six months ended March 31, 2023 and 2022 are as follows:

	Six months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$889	$1,823
Operating cash flows from operating leases	23,721	23,043

Future minimum lease payments under non-cancelable leases as of March 31, 2023 are as follows for the years ending September 30:

	Operating leases	Finance leases
2023 (remaining six months)	$3,954	$6,575
2024	—	4,383
Total undiscounted lease payments	3,954	10,958
Less: Imputed interest	25	626
Total lease obligations	$3,929	$10,332

9.    Common Stock and Stockholders’ Equity

Common stock

On March 29, 2023, following receipt of stockholder approval at the Company’s 2023 annual meeting of stockholders, the number of authorized shares of common stock under the Company’s Certificate of Incorporation was increased from 325,000,000 shares to 425,000,000 shares.

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

H.C. Wainwright & Co. At-the-Market Offering Agreement

On March 26, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement” or the “ATM Offering”), with H.C. Wainwright & Co., as sales agent (“Wainwright” or the “Agent”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40,000,000 from time to time through Wainwright. The Company incurred financing costs of $197,654, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the ATM Offering. As of

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2023, $113,850 of such deferred costs are included in other assets on the unaudited interim consolidated balance sheets.

Under the ATM Agreement, the Company pays Wainwright a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the ATM Agreement. The offering of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms.

No shares of common stock were sold under the ATM Offering during the three months ended March 31, 2023. During the six months ended March 31, 2023, the Company sold 895,391 shares of common stock under the ATM Offering and generated $1,127,904 in gross proceeds. The Company paid fees to the Agent and other issuance costs of $38,799. During the six months ended March 31, 2022, the Company sold 3,290,439 shares of common stock under the ATM Offering and generated $6,626,696 in gross proceeds. The Company paid fees to the Agent and other issuance costs of $212,206. The Company terminated the ATM Agreement effective May 15, 2023.

Common stock warrants

As of March 31, 2023, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
December 22, 2024	(i)	277,128	$12.00
February 26, 2024		1,747,047	$0.9535
February 24, 2025		172,864	$1.27
April 13, 2025	(i)	145,686	$12.00
May 31, 2025	(i)	62,437	$12.00
June 22, 2025		191,268	$1.51875
December 28, 2025		515,755	$1.0500
January 28, 2026		2,116,364	$1.25
November 23, 2026		2,100,000	$1.5625
		7,328,549

(i)	The warrants were issued in connection with the convertible senior secured notes originally issued pursuant to the certain Note and Warrant Purchase Agreement dated December 22, 2017 and are classified as liabilities on the accompanying unaudited interim consolidated balance sheets, as the warrants include cash settlement features at the option of the holders under certain circumstances. Refer to Note 4 for fair value measurements disclosures.

10.  Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. As of March 31, 2023, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. Effective with the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”), no future awards under the 2011 Plan will be granted.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 42,265,841. As of March 31, 2023, 18,106,339 shares remained available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the three and six months ended March 31, 2023 and 2022:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Research and development	$322,268	$1,820,262	$612,924	$2,072,657
General and administrative	1,061,137	1,942,533	2,162,874	2,894,186
	$1,383,405	$3,762,795	$2,775,798	$4,966,843

Stock options

As of March 31, 2023 options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2022	20,124,581	$1.49
Granted	1,940,269	1.15
Balance at March 31, 2023	22,064,850	$1.46	8.0	$3,412,868
Vested and exercisable at March 31, 2023	11,901,123	$1.48	7.6	$2,169,900
Vested and expected to vest at March 31, 2023	22,064,850	$1.46	8.0	$3,412,868

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the six months ended March 31, 2023 and 2022 was $0.96 and $1.25 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended March 31,
	2023	2022
Risk-free interest rate	3.7%	1.6%
Expected term (years)	5.7	6.0
Expected volatility	112.4%	95.7%
Expected dividend yield	—	—

As of March 31, 2023, there was $10,112,008 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.4 years.

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

A summary of the activity under the performance share option plan as of March 31, 2023 and changes during the six months then ended are presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2022	700,000	$1.44
Granted	1,200,000	1.04
Balance at March 31, 2023	1,900,000	$1.19	9.3	$60,000
Vested and exercisable at March 31, 2023	700,000	$1.44	8.7	$—
Vested and expected to vest at March 31, 2023	700,000	$1.44	8.7	$—

The weighted average grant date fair value of the performance stock options awarded during the six months ended March 31, 2023 and 2022, was $0.91 and $1.03 per option, respectively. As of March 31, 2023, the Company assessed that the performance conditions related to the performance options granted were not probable of achievement. The assessment was based on the relevant facts and circumstances and therefore no compensation costs were recognized. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended March 31,
	2023	2022
Risk-free interest rate	3.8%	1.3%
Expected term (years)	10.0	5.2
Expected volatility	91.3%	91.5%
Expected dividend yield	—	—

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year term from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table summarizes the activity related to PSUs during the six months ended March 31, 2023:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual	Aggregate
	PSUs	Per PSU	Term (Years)	Intrinsic Value
Balance at October 1, 2022	2,470	$49.97
Forfeitures	—	—
Balance at March 31, 2023	2,470	$49.97	1.8	$—
Vested and exercisable at March 31, 2023	2,470	$49.97	1.8	$—

Restricted stock

In connection with the consulting agreements entered into by the Company and four former principals of MTTR LLC (“MTTR”), in March 2020, the Company issued an aggregate of 7,244,739 shares of its common stock. Refer to Note 11 for further details on the consulting agreements and terminated strategic partnership agreement. These shares may not be sold until the earlier of (i) six months following FDA approval of ONS-5010, (ii) the date the Company publicly announces not to pursue development of ONS-5010, (iii) a change in control or (iv) January 2025. In addition, the Company has the right to repurchase the shares for $0.01 per share if the consultant terminates his agreement other than for good reason or the Company terminates the agreement for cause. The repurchase right lapses, in tiered percentages, based upon the completion of enrollment of the Company’s NORSE TWO clinical trial of ONS-5010 by certain dates. The repurchase right may also lapse as to 50% or 100% of the shares if the Company enters into certain agreements pertaining to ONS-5010 that meet certain value thresholds or the Company’s share price meets certain predefined targets. The repurchase right also lapses as to 100% of the shares upon the earliest to occur of (i) filing of the BLA for ONS-5010, (ii) termination of the agreement by the consultant for good reason or by the Company other than for cause, (iii) in the event of disability, or (iv) upon a change in control.

The grant date fair value of the restricted shares was $0.54 per share and equal to the closing stock price of the Company’s common stock at the time of grant. Compensation expense is recognized over the shorter of the explicit service period or derived service period, which was determined to be 4.8 years at the time of grant. The compensation expense was accelerated during the year ended September 30, 2022 as a result of the Company achieving certain performance conditions related to the Company’s BLA submission and the corresponding repurchase rights lapsing. During the three months ended March 31, 2022, the Company recognized compensation expense related to the restricted stock of $1,852,182. During the six months ended March 31, 2022, the Company recognized compensation expense related to the restricted stock of $2,003,946. There was no expense recognized for the three and six months ended March 31, 2023 and as of March 31, 2023, there was no unrecognized compensation expense related to the restricted stock.

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

During the three months ended March 31, 2023 and 2022, MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate of $28,886 and $99,380, respectively, and $65,552 and $413,366 during the six months ended March 31, 2023 and 2022, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock (Note 10). As of September 30, 2022, an aggregate of $18,333, was due to the former MTTR principals as consultants, which is included in accounts payable in the accompanying consolidated balance sheets. As of March 31, 2023, there was no outstanding amount due to the former MTTR principals as consultants.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended September 30, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission, or SEC, on December 29, 2022.

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

Our BLA and MAA registration program for ONS-5010 in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. The study design for our clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019. In August 2020, we reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 (bevacizumab-

vikg) to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters in Best Corrected Visual Acuity, or BCVA, score was met and was both highly statistically significant and clinically relevant. In the intent to treat, or ITT, primary dataset, the percentage of patients who gained at least 15 letters who were treated with ONS-5010, was 41.7%, and the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the secondary per protocol, or PP, dataset (p = 0.04) where the percentages were almost identical, at 41.0% with ONS-5010, and 24.7% with ranibizumab. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0043). A mean change of 11.2 letters in BCVA score was observed with ONS-5010, and with ranibizumab the mean change was 5.8 letters. The results were also statistically significant in the secondary PP dataset (p = 0.05) with a mean change with ONS-5010 of 11.1 letters versus 7.0 letters with ranibizumab. Additionally, the majority of ONS-5010 subjects maintained or gained BCVA during the study (defined as change from baseline in BCVA ≥ 0), with at least 80% of ONS-5010 subjects maintaining BCVA each month. Results were also positive for the remaining NORSE TWO secondary endpoints with 56.5% (p = 0.0016) of ONS-5010 subjects gaining ≥ 10 letters of vision and 68.5% (p = 0.0116) of ONS-5010 subjects gaining ≥ 5 letters of vision. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA. In March 2021, we reported that the results from NORSE THREE showed a positive safety profile for ONS-5010.

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

Currently, the cancer drug Avastin (bevacizumab) is used off-label for the treatment of wet AMD and other retinal diseases such as DME and BRVO even though Avastin has not been approved by regulatory authorities for use in these diseases. In addition to our BLA submission in the United States, we have submitted an MAA for approval in Europe and plan to submit for regulatory approval in multiple other markets, including the United Kingdom and other major markets. Because there are no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted a standard BLA, and are not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of unapproved bevacizumab. Off-label use of unapproved bevacizumab is currently estimated to account for approximately 50% of all wet AMD injections in the United States (approximately 3.5 million injections annually).

Going Concern

Through March 31, 2023 we have funded substantially all of our operations with $465.2 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the six months ended March 31, 2023 was $25.3 million. We also had a net loss of $34.2 million for the six months ended March 31, 2022. We have not generated any revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Our current cash resources of $43.6 million as of March 31, 2023 are expected to fund our operations through the anticipated approval of ONS-5010 in the third calendar quarter of 2023 and, potentially through the fourth calendar quarter of 2023. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise substantial additional capital to fund our planned future operations, commercialize ONS-5010, if approved, commence and continue clinical trials, or develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities, including through at-the-market offering programs, and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act, or the IRA. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases, both provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the IRA, but do not expect it to have a material impact on our consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$544,948	$12,219,666	$(11,674,718)
General and administrative	6,292,982	6,689,914	(396,932)
Loss from operations	(6,837,930)	(18,909,580)	12,071,650

Loss on equity method investment	16,965	6,044	10,921
Interest (income) expense, net	(187,794)	418,327	(606,121)
Change in fair value of promissory notes	3,000	343,585	(340,585)
Change in fair value of warrant liability	(18,615)	25,013	(43,628)
Loss before income taxes	(6,651,486)	(19,702,549)	13,051,063
Income tax expense	2,800	2,000	800
Net loss	$(6,654,286)	$(19,704,549)	$13,050,263

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
ONS-5010 development	$3,744,704	$6,371,227
Compensation and related benefits	130,229	600,296
Stock-based compensation	322,268	1,820,261
Other research and development	(3,652,253)	3,427,882
Total research and development expenses	$544,948	$12,219,666

Research and development expenses for the three months ended March 31, 2023 decreased by $11.7 million compared to the three months ended March 31, 2022. The decrease was primarily due to cash refunds of waived FDA BLA submission fees of $3.9 million received during the period combined with the BLA submission fees of $3.1 million recorded in the comparable prior period when the BLA was initially submitted. Additionally, stock-based compensation expenses decreased by $1.5 million primarily as a result of the vesting of equity awards during the comparable prior period related to the achievement of a milestone for performance-based stock options for some of our executives. In addition, we experienced a decrease of $1.6 million in wet AMD clinical related expenses for ONS-5010 as a result of the completion of the NORSE clinical related activities for wet AMD in fiscal 2022, a $1.0 million decrease in ONS-5010 development costs due to completion of certain process characterization and manufacturing activities associated primarily with our BLA submission, and a $0.5 million reduction in compensation and related benefits.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Professional fees	$3,651,705	$2,200,563
Compensation and related benefits	650,987	938,640
Stock-based compensation	1,061,137	1,942,534
Facilities, fees and other related costs	929,153	1,608,177
Total general and administrative expenses	$6,292,982	$6,689,914

General and administrative expenses for the three months ended March 31, 2023 decreased by $0.4 million compared to the three months ended March 31, 2022. The decrease compared to the prior period was primarily due to a decrease in stock-based compensation expenses of $0.9 million because of the vesting of equity awards during the comparable prior period related to the achievement of a milestone for performance-based stock options for some of our executives, a $0.3 million reduction in compensation and related benefits, and a decrease in other administrative expenses of $0.7 million. The decreases were partially offset by an increase in professional fees of $1.5 million related to our ongoing pre-launch preparations in anticipation of the potential approval of our BLA for ONS-5010.

Interest (income) expense, net

Interest (income) expense decreased by $0.6 million to $(0.2) million income for the three months ended March 31, 2023, as compared to $0.4 million expense for the three months ended March 31, 2022. There was no interest expense recorded during the three months ended March 31, 2023 because we repaid in full the November 2021 Note in December 2022, and we elected to account for our December 2022 Note at fair value with changes in fair value being recorded in the unaudited interim consolidated statements of operations.

Change in fair value of promissory notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory notes. We record the promissory notes at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations.

Comparison of Six Months Ended March 31, 2023 and 2022

	Six months ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$10,407,372	$22,092,142	$(11,684,770)
General and administrative	12,118,586	9,967,119	2,151,467
Loss from operations	(22,525,958)	(32,059,261)	9,533,303

(Income) loss on equity method investment	(4,540)	29,699	(34,239)
Interest expense, net	2,260,797	769,861	1,490,936
Loss on extinguishment of debt	577,659	1,025,402	(447,743)
Change in fair value of promissory notes	3,000	505,940	(502,940)
Change in fair value of warrant liability	(48,875)	(224,885)	176,010
Loss before income taxes	(25,313,999)	(34,165,278)	8,851,279
Income tax expense	2,800	2,000	800
Net loss	$(25,316,799)	$(34,167,278)	$8,850,479

Research and development expenses

The following table summarizes our research and development expenses by functional area for the six months ended March 31, 2023 and 2022:

	Six months ended March 31,
	2023	2022
ONS-5010 development	$14,685,759	$15,100,096
Compensation and related benefits	878,427	1,033,310
Stock-based compensation	612,924	2,072,657
Other research and development	(5,769,738)	3,886,079
Total research and development expenses	$10,407,372	$22,092,142

Research and development expenses for the six months ended March 31, 2023 decreased by $11.7 million compared to the six months ended March 31, 2022. The decrease was primarily due to cash refunds of waived FDA BLA submission fees of $6.2 million received during the period combined with the BLA submission fees of $3.1 million recorded in the comparable prior period when the BLA was initially submitted. Additionally, stock-based compensation expenses decreased by $1.5 million primarily as a result of vested equity grants during the comparable prior period related to the achievement of a milestone for performance-based stock options for some of our executives.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the six months ended March 31, 2023 and 2022:

	Six months ended March 31,
	2023	2022
Professional fees	$6,421,589	$3,352,694
Compensation and related benefits	1,906,404	1,568,666
Stock-based compensation	2,162,874	2,894,186
Facilities, fees and other related costs	1,627,719	2,151,573
Total general and administrative expenses	$12,118,586	$9,967,119

General and administrative expenses for the six months ended March 31, 2023 increased by $2.2 million compared to the six months ended March 31, 2022. The increase compared to the prior period was primarily due to an increase in professional fees of $3.1 million related to our ongoing pre-launch preparations in anticipation of the potential approval of our BLA for ONS-5010, and a $0.3 million increase in compensation due to increased headcount to support the planned launch of ONS-5010, if approved. The increases were partially offset by a decrease in stock-based compensation expenses of $0.7 million as a result of the vesting of equity awards during the comparable prior period related to the achievement of a milestone for performance-based stock options for some of our executives and a decrease in other administrative expenses of $0.5 million.

Interest expense, net

Interest expense increased by $1.5 million to $2.3 million for the six months ended March 31, 2023, as compared to $0.8 million for the six months ended March 31, 2022. The increase was primarily related to the original issue discount on the December 2022 Note. The comparable prior period interest expense related to the November 2021 Note.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.6 million was recorded related to the prepayment and cancellation of a promissory note during the six months ended March 31, 2023 that was accounted for as an extinguishment. We recognized a $1.0 million loss on extinguishment related to an unsecured promissory note amendment during the six months ended March 31, 2022 that was accounted for as an extinguishment of the old promissory note.

Change in fair value of promissory notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory notes. We record the promissory notes at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations.

Change in fair value of warrant liability

During the six months ended March 31, 2023, the change in fair value of warrant liability was immaterial. During the three months ended March 31, 2022, we recorded income of $0.2 million related to the decrease in the fair value of our common stock warrant liability as a result of the decrease in the price of our common stock during the period.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through March 31, 2023, we have funded substantially all of our operations with $465.2 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop. We will need additional financing to fund our operations and to commercially develop ONS-5010 or any other product candidate we may develop and to continue as a going concern. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, including through an at-the-market offering program, the issuance of additional debt, and revenues from potential future product sales, if any. Alternatively, we may be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

During the six months ended March 31, 2023, we sold 895,391 shares of common stock pursuant to the ATM Offering, generating $1.1 million in gross proceeds. The sales agent fees paid were immaterial. During the six months ended March 31, 2022, the Company sold 3,290,439 shares of common stock under the ATM Offering and generated $6.6 million in gross proceeds and paid fees to the Agent and other issuance costs of $0.2 million.

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

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2023, we had an accumulated deficit of $434.3 million and $35.1 million of principal and accrued interest outstanding under an unsecured convertible promissory note, which bears interest compounding daily and matures on January 1, 2024. As a result, there is substantial doubt about our ability to continue as a going concern. Our current cash resources of $43.6 million as of March 31, 2023 are expected to fund our operations through the anticipated approval of the BLA for ONS-5010 in the third calendar quarter of 2023 and, potentially through the fourth calendar quarter of 2023.

Our future operations are highly dependent on a combination of factors, including: (i) the timely and successful completion of additional financing discussed above; (ii) our ability to successfully begin marketing of our product candidates or complete revenue-generating partnerships with other companies; (iii) the success of our research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately; (v) regulatory approval and market acceptance of our proposed future products. Additionally, while the long-term economic impact of either the COVID-19 pandemic or the war between Ukraine and Russia is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the recent closures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments may be threatened and our ability to raise additional capital could be substantially impaired. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, manufacturing and facility costs, external research and development services, legal and other regulatory expenses and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support development of our lead product candidate and any other product candidates we may choose to pursue.

We believe our existing cash of $43.6 million as of March 31, 2023 can fund our operations through the anticipated approval of ONS-5010 in the third calendar quarter of 2023 and, potentially through the fourth calendar quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may need to raise substantial additional capital to complete our planned ONS-5010 development and commercialization program and continue to operate as a going concern. We plan to finance our future operations with a combination of proceeds from future at-the-market offerings, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we may be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six months ended March 31,
	2023	2022
Net cash used in operating activities	$(17,015,864)	$(25,324,630)
Net cash provided by financing activities	43,248,154	69,271,403
Net increase in cash	$26,232,290	$43,946,773

Operating Activities

During the six months ended March 31, 2023, we used $17.0 million of cash in operating activities resulting primarily from our net loss of $25.3 million. This use of cash was partially offset by $5.9 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, loss on extinguishment of debt, income on equity method investment and depreciation and amortization expense. We also paid interest on debt of $1.2 million during the period. The net cash inflow of $3.6 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $2.9 million, and a decrease in prepaid expenses of $0.7 million for timing of payments associated with ONS-5010 development costs.

During the six months ended March 31, 2022, we used $25.3 million of cash in operating activities resulting primarily from our net loss of $34.2 million. This use of cash was partially offset by $7.2 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, change in fair value of unsecured convertible promissory note, loss on extinguishment of debt, loss on equity method investment and depreciation and amortization expense. The net cash inflow of $1.7 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $2.0 million primarily from activities related to our BLA submission and an increase of $0.8 million in accrued expenses. These outflows were partially offset by an increase in prepaid expenses of $1.1 million for prepayments associated with ONS-5010 development costs.

Financing Activities

During the six months ended March 31, 2023, net cash provided by financing activities was $43.2 million, primarily attributable to $23.2 million in net proceeds from a registered direct equity offering in December 2022 of an aggregate of 28,460,831 shares of our common stock, $1.1 million in net proceeds from the sale of common stock under the ATM Offering and $30.0 million in net proceeds from the issuance of an unsecured convertible promissory note with a face amount of $31.8 million in December 2022. We also made $10.2 million in debt and finance lease obligation payments and a $0.8 million payment of financing costs.

During the six months ended March 31, 2022, net cash provided by financing activities was $69.3 million, primarily attributable to $54.0 million in net proceeds from an underwritten public offering in November 2021 of an aggregate of 46,000,000 shares of our common stock and accompanying 2,100,000 warrants to purchase shares of our common stock, $0.2 million in net proceeds from the exercise of common stock warrants, $6.4 million in net proceeds from the sale of common stock under the ATM Offering and $9.4 million in net proceeds from issuance of an unsecured promissory note with a face amount of $10.2 million in November 2021. We also made $0.7 million in debt and finance lease obligation payments.

Description of Indebtedness

On December 22, 2022, we entered into the Securities Purchase Agreement and issued the December 2022 Note to Streeterville Capital, LLC, or the Lender. The December 2022 Note has a face value of $31.8 million and an original issue discount of $1.8 million. The December 2022 Note bears interest at 9.5% per annum and matures on January 1, 2024. The December 2022 Note contains customary covenants, including a restriction on our ability to pledge certain of our assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the December 2022 Note at the Conversion Price (as defined below).  The principal amount and Conversion Price of the December 2022 Note are subject to adjustment upon certain triggering events.  In addition, the Company has the right to convert all or any portion of the outstanding balance under the December 2022 Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $2.50 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. We may make payments (i) in cash, (ii) in shares of common stock, with the number of shares being equal to the portion of the applicable payment amount divided by the Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. Any payments made by us in cash, including prepayments or repayment at maturity, will be subject to an additional fee of 7.5%. Upon the occurrence of certain events described in the December 2022 Note, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent (each such event, a Trigger Event), the Lender shall have the right, subject to certain exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default (such event, an Event of Default). Following an Event of Default, the Lender may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the December 2022 Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. If the Conversion Price is below $0.1756 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. Subject to certain exceptions, while the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt and a 10% participation right in any future debt or equity financings.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 29, 2022, have not materially changed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “Smaller Reporting Company,” this Item and the related disclosure is not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter ended March 31, 2023.

Part II. Other Information

Item 1. Legal Proceedings

We are not party to any material pending legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors

Except as set forth below, as of March 31, 2023, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended September 30, 2022 filed with the SEC on December 29, 2022.

We will need to raise substantial additional funding to complete the development of ONS-5010 (LYTENAVA (bevacizumab-vikg)), and/or support our operations after the planned launch in late 2023, if approved by FDA, until we are able to generate sufficient revenue and continue to operate as a going concern. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

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

As of March 31, 2023, our cash and cash equivalents balance was $43.6 million. We expect that our current cash resources will be sufficient to fund our operations fund its operations through the anticipated approval of the BLA for ONS-5010 in the third calendar quarter of 2023 and, potentially through the fourth calendar quarter of 2023. Because our cash and cash equivalents will not be adequate to fund our currently planned operations through at least the next 12 months from the date the consolidated financial statements in this Quarterly Report on Form 10-Q are issued, there is substantial doubt about our ability to continue as a going concern. We will require substantial additional capital to continue to operate as a going concern and to commercialize ONS-5010. Although we continue to pursue discussions with additional potential strategic partners for ONS-5010 outside of the United States, there is no guarantee that we will be successful in reaching any such agreement, nor that such agreement, if successful, will cover the anticipated commercialization costs for ONS-5010. Our operating plan may also change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as through other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.  We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. For example, our ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the impacts of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, and disruptions in access to bank deposits and lending commitments due to bank failure.  We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will adversely affect our business and our ability to develop our technology and products candidates. Moreover, the terms of any financing may negatively impact the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our securities to decline. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, in order to obtain necessary funding, any of which may harm our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our development programs or the commercialization of any product candidates. We may also be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could harm our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

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

3.5

Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed with the SEC on March 30, 2023, as subsequently amended).

3.6	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the SEC on March 26, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File.

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

OUTLOOK THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer (Principal Financial and Accounting Officer)