Form 10-Q
period 2023-06-30
Outlook Therapeutics, Inc.
filed 2023-08-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of August 10, 2023 was 260,245,017.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, including, among other things, risks associated with:

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

These risks are not exhaustive. Additional factors could harm our business and financial performance, such as risks associated with the current macroeconomic environment, including as a result of the impacts of inflation, rising interest rates, current or potential future bank failures or political disruption such as the war between Ukraine and Russia. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$33,709,075	$17,396,812
Prepaid expenses and other current assets	9,309,063	10,123,634
Total current assets	43,018,138	27,520,446

Operating lease right-of-use assets, net	37,389	70,360
Equity method investment	802,282	804,930
Other assets	589,365	132,015
Total assets	$44,447,174	$28,527,751

Liabilities, convertible preferred stock and stockholders’ (deficit) equity

Current liabilities:
Current portion of long-term debt	$34,733,000	$10,915,015
Current portion of finance lease liabilities	7,349	11,751
Current portion of operating lease liabilities	—	26,995
Accounts payable	5,055,408	3,491,485
Accrued expenses	8,277,615	3,427,900
Income taxes payable	1,856,629	1,856,629
Total current liabilities	49,930,001	19,729,775

Finance lease liabilities	—	4,267
Warrant liability	20,012	57,138
Total liabilities	49,950,013	19,791,180

Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding	—	—
Total convertible preferred stock	—	—

Stockholders’ (deficit) equity:
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 425,000,000 shares authorized; 258,704,055 and 227,310,572 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	2,587,040	2,273,105
Additional paid-in capital	446,837,546	415,398,984
Accumulated deficit	(454,927,425)	(408,935,518)
Total stockholders' (deficit) equity	(5,502,839)	8,736,571
Total liabilities, convertible preferred stock and stockholders' (deficit) equity	$44,447,174	$28,527,751

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$11,101,504	$11,249,191	$21,508,876	$33,341,333
General and administrative	7,039,901	5,774,769	19,158,487	15,741,888
Loss from operations	(18,141,405)	(17,023,960)	(40,667,363)	(49,083,221)
Loss (income) on equity method investment	7,188	11,805	2,648	41,504
Interest (income) expense, net	(395,234)	356,947	1,865,563	1,126,808
Loss on extinguishment of debt	—	—	577,659	1,025,402
Change in fair value of promissory notes	2,910,000	376,963	2,913,000	882,903
Change in fair value of warrant liability	11,749	(229,714)	(37,126)	(454,599)
Loss before income taxes	(20,675,108)	(17,539,961)	(45,989,107)	(51,705,239)
Income tax expense	—	—	2,800	2,000
Net loss	$(20,675,108)	$(17,539,961)	$(45,991,907)	$(51,707,239)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.08)	$(0.19)	$(0.25)
Weighted average shares outstanding, basic and diluted	256,881,805	220,497,826	246,879,211	209,108,090

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

	Stockholders' (Deficit) Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at October 1, 2022	227,310,572	$2,273,105	$415,398,984	$(408,935,518)	$8,736,571
Sale of common stock, net of issuance costs	29,356,222	293,562	23,998,598	—	24,292,160
Stock-based compensation expense	—	—	1,392,393	—	1,392,393
Net loss	—	—	—	(18,662,513)	(18,662,513)
Balance at December 31, 2022	256,666,794	2,566,667	440,789,975	(427,598,031)	15,758,611
Stock-based compensation expense	—	—	1,383,405	—	1,383,405
Net loss	—	—	—	(6,654,286)	(6,654,286)
Balance at March 31, 2023	256,666,794	2,566,667	442,173,380	(434,252,317)	10,487,730
Sale of common stock, net of issuance costs	2,037,261	20,373	3,282,361	—	3,302,734
Stock-based compensation expense	—	—	1,381,805	—	1,381,805
Net loss	—	—	—	(20,675,108)	(20,675,108)
Balance at June 30, 2023	258,704,055	$2,587,040	$446,837,546	$(454,927,425)	$(5,502,839)

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2021	176,461,628	$1,764,616	$345,726,087	$(342,883,254)	$4,607,449
Issuance of common stock in connection with exercise of stock options	25,000	250	17,500	—	17,750
Sale of common stock, net of issuance costs	47,773,974	477,740	56,979,163	—	57,456,903
Stock-based compensation expense	—	—	1,204,048	—	1,204,048
Net loss	—	—	—	(14,462,729)	(14,462,729)
Balance at December 31, 2021	224,260,602	2,242,606	403,926,798	(357,345,983)	48,823,421
Issuance of common stock in connection with exercise of warrants	15,675	157	187,943	—	188,100
Sale of common stock, net of issuance costs	1,516,465	15,164	2,877,750	—	2,892,914
Stock-based compensation expense	—	—	3,762,795	—	3,762,795
Net loss	—	—	—	(19,704,549)	(19,704,549)
Balance at March 31, 2022	225,792,742	2,257,927	410,755,286	(377,050,532)	35,962,681
Sale of common stock, net of issuance costs	149,977	1,500	290,001	—	291,501
Stock-based compensation expense	—	—	1,367,874	—	1,367,874
Net loss	—	—	—	(17,539,961)	(17,539,961)
Balance at June 30, 2022	225,942,719	$2,259,427	$412,413,161	$(394,590,493)	$20,082,095

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(45,991,907)	$(51,707,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,971	153,224
Loss on extinguishment of debt	577,659	1,025,402
Non-cash interest expense	2,529,830	1,199,697
Stock-based compensation	4,157,603	6,334,717
Change in fair value of promissory notes	2,913,000	882,903
Change in fair value of warrant liability	(37,126)	(454,599)
Loss on equity method investment	2,648	41,504
Interest paid on debt	(1,158,609)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	827,163	(4,461,133)
Other assets	(232,220)	—
Operating lease liabilities	(26,995)	(31,646)
Accounts payable	1,324,184	284,522
Accrued expenses	4,849,715	308,776
Net cash used in operating activities	(30,232,084)	(46,423,872)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of issuance costs	27,596,910	60,675,552
Proceeds from debt	30,000,000	10,000,000
Proceeds from exercise of common stock warrants	—	188,100
Proceeds from exercise of stock options	—	17,750
Payments of finance lease obligations	(8,669)	(20,779)
Repayment of debt	(10,220,000)	(12,292,646)
Payment of financing costs	(823,894)	(600,000)
Net cash provided by financing activities	46,544,347	57,967,977
Net increase in cash and cash equivalents	16,312,263	11,544,105
Cash and cash equivalents at beginning of year	17,396,812	14,477,324
Cash and cash equivalents at end of period	$33,709,075	$26,021,429
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,159,008	$1,556,088
Supplemental schedule of non-cash financing activities:
Common stock issuance costs in accounts payable	$223,760	$—
Deferred offering costs amortization	$131,944	$34,234

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

2.    Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $454,927,425 as of June 30, 2023. As of June 30, 2023, the Company had $35,908,170 of principal, accrued interest and exit fees due under an unsecured convertible promissory note issued in December 2022 (the “December 2022 Note”), maturing on January 1, 2024. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

In May 2023, the Company entered into the BTIG ATM Agreement (as defined under Note 9), allowing for sales of up to $100,000,000 of common stock (refer to Note 9 for further details). In July 2023, the Company sold 1,540,962 shares of common stock under the BTIG ATM Offering (as defined under Note 9). The Company generated $2,732,973 in gross proceeds from the BTIG ATM Offering before payment of fees to BTIG and other issuance costs of $81,989, resulting in net proceeds of $2,650,984.

Management believes that the Company’s existing cash and cash equivalents as of June 30, 2023, together with the $2,650,984 in net proceeds from the sale of shares of common stock under the BTIG ATM Offering in July 2023, will be sufficient to fund its operations through the anticipated approval of the BLA for ONS-5010 in the third calendar quarter of 2023 and potentially through the fourth calendar quarter of 2023. As a result, additional financing will be needed by the Company to fund its operations in the future and to commercially develop ONS-5010 and to develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations, including but not limited to, continuing to access capital through at-the-market offering agreements (refer to Note 9 for further details), proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. There can be no assurance that these future funding efforts will be successful.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2023 and its results of operations for the three and nine months ended June 30, 2023 and 2022, cash flows for the nine months ended June 30, 2023 and 2022, and stockholders’ equity for the three and nine months ended June 30, 2023 and 2022. Operating results for the nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2023. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2022.

Use of estimates

The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited interim consolidated financial statements, such as the current macroeconomic environment, including as a result of inflation, rising interest rates or political disruption such as the war between Ukraine and Russia, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table sets forth the computation of basic loss per share and diluted loss per share:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(20,675,108)	$(17,539,961)	$(45,991,907)	$(51,707,239)
Common stock shares outstanding (weighted average)	256,881,805	220,497,826	246,879,211	209,108,090
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.19)	$(0.25)

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2023 and 2022, as they would be antidilutive:

	As of June 30,
	2023		2022
Performance-based stock units	2,470		2,470
Performance-based stock options	1,900,000		700,000
Stock options	23,631,279		20,099,581
Common stock warrants	7,328,549		6,812,794
Convertible debt	16,701,474	(i)	—

(i)	The potentially dilutive securities related to convertible debt are calculated based on a fixed conversion price of $2.00 per share, which is subject to change as described in Note 7.

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	June 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$34,733,000
Warrant liability	—	—	20,012
Total	$—	$—	$34,753,012

	September 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$—
Warrant liability	—	—	57,138
Total	$—	$—	$57,138

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and unsecured convertible promissory note for the nine months ended June 30, 2023:

	Unsecured Convertible
	Promissory Note	Warrants
Balance at October 1, 2022	$—	$57,138
Fair value at issuance date	31,820,000	—
Change in fair value	2,913,000	(37,126)
Balance at June 30, 2023	$34,733,000	$20,012

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The fair value of the December 2022 Note as of June 30, 2023 was estimated using a binomial lattice model with the following assumptions:

	June 30, 2023
Term (years)		0.5
Stock price		$1.74
Volatility		68.0%
Risk-free rate		5.5%
Dividend yield		—%
Credit-adjusted discount rate		22.6%

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

	June 30, 2023		September 30, 2022
Risk-free interest rate		5.07%	4.23%
Remaining contractual term of warrants (years)		1.6	2.4
Expected volatility		75.3%	92.5%
Annual dividend yield		—%	—%
Fair value of common stock (per share)		$1.74	$1.22

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

6.     Accrued Expenses

Accrued expenses consists of:

	June 30, 2023	September 30, 2022
Compensation	$1,956,249	$1,976,252
Research and development	5,334,946	744,154
Professional fees	846,685	564,423
Other accrued expenses	139,735	143,071
	$8,277,615	$3,427,900

7.    Debt

Debt consists of:

	June 30, 2023	September 30, 2022
Unsecured convertible promissory note (measured at fair value)	$34,733,000	$—
Unsecured promissory note	—	11,114,518
Total debt	34,733,000	11,114,518
Less: unamortized loan costs	—	(199,503)
Total debt, net of unamortized loan costs	34,733,000	10,915,015
Less: current portion	(34,733,000)	(10,915,015)
Long-term debt	$—	$—

Unsecured convertible promissory note

On December 22, 2022, the Company entered into a Securities Purchase Agreement and issued the December 2022 Note with a face amount of $31,820,000 to Streeterville Capital, LLC (the “Lender”), the holder of the Company’s unsecured promissory note issued in November 2021 (the “November 2021 Note”). The December 2022 Note has an original issue discount of $1,820,000. The Company received net proceeds of $18,052,461 upon the closing on December 28, 2022 after deducting the Lender’s transaction costs in connection with the issuance and a full payment of the remaining outstanding principal and accrued interest on the November 2021 Note. The November 2021 Note was cancelled upon repayment. See below for additional disclosures relating to November 2021 Note. The December 2022 Note bears interest at 9.5% per annum and matures on January 1, 2024. The December 2022 Note contains customary covenants, including a restriction on the Company’s ability to pledge certain of the Company’s assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the December 2022 Note at the Conversion Price (as defined below). The principal amount and conversion price of the December 2022 Note are subject to adjustment upon certain triggering events. In addition, the Company has the right to convert all or any portion of the outstanding balance under the December 2022 Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $2.50 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. Payments may be made by the Company (i) in cash, (ii) in shares of common stock, with the number of shares being equal to the portion of the applicable payment amount divided by the Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. Any payments made by the Company in cash, including prepayments or repayment at maturity, will be subject to an additional fee of 7.5%. Upon the occurrence of certain events described in the December 2022 Note, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent (each such event, a “Trigger Event”), the Lender shall have the right, subject to certain

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default (such event, an “Event of Default”). Following an Event of Default, the Lender may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the December 2022 Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. If the Conversion Price is below $0.1756 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. Subject to certain exceptions, while the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt and a 10% participation right in any future debt or equity financings.

The Company elected to account for the December 2022 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as a result the original issue discount of $1,820,000 and debt issuance costs were written off upon election to fair value and accounted for as interest. During the nine months ended June 30, 2023 the Company recognized $2,074,964 of interest expense related to the December 2022 Note related to original issue discount of $1,820,000 and other third party debt issuance costs of $254,964 as the Company elected the fair value option.

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

During the three months ended June 30, 2022, the Company recognized $436,593 of interest expense related to the November 2021 Note of which $179,228 was related to the amortization of debt discount. During the nine months ended June 30, 2023 and 2022, the Company recognized $454,866 and $1,199,697, respectively, of interest expense related to the November 2021 Note of which $190,775 and $457,208, respectively, were related to the amortization of debt discount.

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

The components of lease cost for the three and nine months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Lease cost:
Amortization of right-of-use assets	$—	$—	$—	$—
Interest on lease liabilities	304	723	1,193	2,547
Total finance lease cost	304	723	1,193	2,547
Operating lease cost	11,217	11,217	33,650	33,650
Total lease cost	$11,521	$11,940	$34,843	$36,197

Amounts reported in the unaudited interim consolidated balance sheets for leases where the Company is the lessee are as follows:

	June 30, 2023	September 30, 2022
Operating leases:
Right-of-use asset	$37,389	$70,360
Operating lease liabilities	—	26,995
Finance leases:
Right-of-use asset	$—	$—
Financing lease liabilities	7,349	16,018
Weighted-average remaining lease term (years):
Operating leases	0.8	1.6
Finance leases	0.5	1.3
Weighted-average discount rate:
Operating leases	7.5%	7.5%
Finance leases	13.0%	13.0%

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Other information related to leases for the nine months ended June 30, 2023 and 2022 are as follows:

	Nine months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$1,193	$2,547
Operating cash flows from operating leases	27,675	34,791
Financing cash flows from finance leases	8,669	20,779

Future minimum lease payments under non-cancelable leases as of June 30, 2023 are as follows for the years ending September 30:

Finance leases
2023 (remaining three months)	$3,287
2024	4,383
Total undiscounted lease payments	7,670
Less: Imputed interest	321
Total lease obligations	$7,349

9.    Common Stock and Stockholders’ Equity

Common stock

On March 29, 2023, following receipt of stockholder approval at the Company’s 2023 annual meeting of stockholders, the number of authorized shares of common stock under the Company’s Certificate of Incorporation was increased from 325,000,000 shares to 425,000,000 shares.

In December 2022, in a registered direct equity offering to certain institutional and accredited investors, including GMS Ventures and Investments (“GMS Ventures”), the Company’s largest stockholder, the Company issued 28,460,831 shares of common stock at a purchase price per share of $0.8784 for $23,208,679 in net proceeds after payment of placement agent fees and other offering costs. GMS Ventures purchased an aggregate of 14,230,418 shares of common stock in the registered direct equity offering. In connection with the registered direct equity offering, the Company issued to M.S. Howells & Co., the placement agent, warrants to purchase up to an aggregate of 515,755 shares of common stock at an exercise price of $1.05 per share, which warrants have a three-year term.

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

H.C. Wainwright & Co. At-the-Market Offering Agreement

On March 26, 2021, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., as sales agent (“Wainwright”), (the “Wainwright ATM Agreement” or the “Wainwright ATM Offering”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40,000,000 from time to time through Wainwright. The Company incurred financing costs of $197,654, which were capitalized and are

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the Wainwright ATM Offering.

Under the Wainwright ATM Agreement, the Company paid Wainwright a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the Wainwright ATM Agreement. The Company terminated the Wainwright ATM Agreement effective May 15, 2023. As a result, the Company wrote off unamortized deferred costs under the Wainwright ATM Agreement during the three months ended June 30, 2023.

No shares of common stock were sold under the Wainwright ATM Offering during the three months ended June 30, 2023. During the nine months ended June 30, 2023, the Company sold 895,391 shares of common stock under the Wainwright ATM Offering and generated $1,127,904 in gross proceeds. The Company paid fees to the Wainwright and other issuance costs of $38,799. During the nine months ended June 30, 2022, the Company sold 3,440,416 shares of common stock under the Wainwright ATM Offering and generated $6,929,743 in gross proceeds. The Company paid fees to Wainwright and other issuance costs of $222,249.

BTIG, LLC At-the-Market Offering Agreement

On May 16, 2023, the Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”), as sales agent (the “BTIG ATM Agreement” or the “BTIG ATM Offering”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time through BTIG. The Company incurred financing costs of $353,688, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the BTIG ATM Offering. As of June 30, 2023, $341,167 of such deferred costs are included in other assets on the unaudited interim consolidated balance sheets.

Under the BTIG ATM Agreement, the Company pays BTIG a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the BTIG ATM Agreement. The offering of common stock pursuant to the BTIG ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the BTIG ATM Agreement or (ii) termination of the BTIG ATM Agreement in accordance with its terms.

During the nine months ended June 30, 2023, the Company sold 2,037,261 shares of common stock under the BTIG ATM Offering and generated $3,535,159 in gross proceeds. The Company paid fees to BTIG and other issuance costs of $106,055.

Common stock warrants

As of June 30, 2023, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

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

10.  Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. As of June 30, 2023, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. Effective with the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”), no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 42,265,841. As of June 30, 2023, 16,539,910 shares remained available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the three and nine months ended June 30, 2023 and 2022:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Research and development	$280,489	$205,410	$893,413	$2,278,067
General and administrative	1,101,316	1,162,464	3,264,190	4,056,650
	$1,381,805	$1,367,874	$4,157,603	$6,334,717

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Stock options

As of June 30, 2023 options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2022	20,124,581	$1.49
Granted	3,506,698	1.12
Balance at June 30, 2023	23,631,279	$1.44	7.9	$12,434,000
Vested and exercisable at June 30, 2023	12,728,405	$1.50	7.4	$6,715,954
Vested and expected to vest at June 30, 2023	23,631,279	$1.44	7.9	$12,434,000

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the nine months ended June 30, 2023 and 2022 was $0.94 and $1.23 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended June 30,
	2023	2022
Risk-free interest rate	3.7%	1.8%
Expected term (years)	5.9	6.0
Expected volatility	111.7%	95.2%
Expected dividend yield	—	—

As of June 30, 2023, there was $10,162,978 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.4 years.

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

A summary of the activity under the performance share option plan as of June 30, 2023 and changes during the nine months then ended are presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2022	700,000	$1.44
Granted	1,200,000	1.04
Balance at June 30, 2023	1,900,000	$1.19	9.1	$1,050,000
Vested and exercisable at June 30, 2023	700,000	$1.44	8.5	$210,000
Vested and expected to vest at June 30, 2023	700,000	$1.44	8.5	$210,000

The weighted average grant date fair value of the performance stock options awarded during the nine months ended June 30, 2023 and 2022, was $0.91 and $1.03 per option, respectively. As of June 30, 2023, the Company assessed that the performance conditions related to the performance options granted were not probable of achievement. The assessment was based on the relevant facts and circumstances and therefore no compensation costs were recognized. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended June 30,
	2023	2022
Risk-free interest rate	3.8%	1.3%
Expected term (years)	10.0	5.2
Expected volatility	91.3%	91.5%
Expected dividend yield	—	—

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year term from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

The following table summarizes the activity related to PSUs during the nine months ended June 30, 2023:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual	Aggregate
	PSUs	Per PSU	Term (Years)	Intrinsic Value
Balance at October 1, 2022	2,470	$49.97
Forfeitures	—	—
Balance at June 30, 2023	2,470	$49.97	1.5	$—
Vested and exercisable at June 30, 2023	2,470	$49.97	1.5	$—

Restricted stock

In connection with the consulting agreements entered into by the Company and four former principals of MTTR LLC (“MTTR”), in March 2020, the Company issued an aggregate of 7,244,739 shares of its common stock. Refer to Note 11

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The grant date fair value of the restricted shares was $0.54 per share and equal to the closing stock price of the Company’s common stock at the time of grant. Compensation expense is recognized over the shorter of the explicit service period or derived service period, which was determined to be 4.8 years at the time of grant. The compensation expense was accelerated during the year ended September 30, 2022 as a result of the Company achieving certain performance conditions related to the Company’s BLA submission and the corresponding repurchase rights lapsing. During the nine months ended June 30, 2022, the Company recognized compensation expense related to the restricted stock of $2,003,946. There was no expense recognized for the three and nine months ended June 30, 2023 and as of June 30, 2023, there was no unrecognized compensation expense related to the restricted stock.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

During the three months ended June 30, 2023 and 2022, MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate of $60,000 and $58,069, respectively, and $125,552 and $471,435 during the nine months ended June 30, 2023 and 2022, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock (Note 10). As of June 30, 2023 and September 30, 2022, the amounts payable to former MTTR principals as consultants of $20,000 and $18,333, respectively, were included in accounts payable in the accompanying consolidated balance sheets.

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

Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. In March 2022, we submitted a BLA with the FDA for ONS-5010 (LYTENAVA (bevacizumab-vikg)), an investigational ophthalmic formulation of bevacizumab, which we have developed to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. In May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. Following receipt of further correspondence from the FDA, we confirmed the additional information necessary to re-submit the BLA for ONS-5010 and resubmitted the BLA in August 2022. In October 2022, we received confirmation from the FDA that our BLA had been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. Additionally, in October 2022, we submitted a Marketing Authorization Application, or MAA, for ONS-5010 with the European Medicines Agency, or the EMA. On December 22, 2022, our MAA was validated for review by the EMA. The formal review process of the MAA by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, has begun with an estimated decision date expected in 2024. ONS-5010 is our sole product candidate in active development.

Our BLA and MAA registration program for ONS-5010 in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. The study design for our clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019. In August 2020, we reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 (bevacizumab-vikg) to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-

5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters in Best Corrected Visual Acuity, or BCVA, score was met and was both highly statistically significant and clinically relevant. In the intent to treat, or ITT, primary dataset, the percentage of patients who gained at least 15 letters who were treated with ONS-5010, was 41.7%, and the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the secondary per protocol, or PP, dataset (p = 0.04) where the percentages were almost identical, at 41.0% with ONS-5010, and 24.7% with ranibizumab. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0043). A mean change of 11.2 letters in BCVA score was observed with ONS-5010, and with ranibizumab the mean change was 5.8 letters. The results were also statistically significant in the secondary PP dataset (p = 0.05) with a mean change with ONS-5010 of 11.1 letters versus 7.0 letters with ranibizumab. Additionally, the majority of ONS-5010 subjects maintained or gained BCVA during the study (defined as change from baseline in BCVA ≥ 0), with at least 80% of ONS-5010 subjects maintaining BCVA each month. Results were also positive for the remaining NORSE TWO secondary endpoints with 56.5% (p = 0.0016) of ONS-5010 subjects gaining ≥ 10 letters of vision and 68.5% (p = 0.0116) of ONS-5010 subjects gaining ≥ 5 letters of vision. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA. In March 2021, we reported that the results from NORSE THREE showed a positive safety profile for ONS-5010.

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

Going Concern

Through June 30, 2023 we have funded substantially all of our operations with $468.2 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the nine months ended June 30, 2023 was $46.0 million. We also had a net loss of $51.7 million for the nine months ended June 30, 2022. We have not generated any revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop.

In July 2023, we sold 1,540,962 shares of common stock and generated $2.7 million in net proceeds from the BTIG ATM Offering after payment of fees to BTIG of $0.1 million.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Our current cash resources of $33.7 million as of June 30, 2023, together with the $2.7 million in net proceeds from the sale of shares of common stock under the BTIG ATM Offering in July 2023, are expected to fund our operations through the anticipated approval of ONS-5010 in the third calendar quarter of 2023 and, potentially through the fourth calendar quarter of 2023. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise substantial additional capital to fund our planned future operations, commercialize ONS-5010, if approved, commence and continue clinical trials, or develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities, including through at-the-market offering programs, and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include facility related costs, patent filing and professional fees for business development, legal, auditing and tax services and insurance costs.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

	Three months ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$11,101,504	$11,249,191	$(147,687)
General and administrative	7,039,901	5,774,769	1,265,132
Loss from operations	(18,141,405)	(17,023,960)	(1,117,445)

Loss on equity method investment	7,188	11,805	(4,617)
Interest (income) expense, net	(395,234)	356,947	(752,181)
Change in fair value of promissory notes	2,910,000	376,963	2,533,037
Change in fair value of warrant liability	11,749	(229,714)	241,463
Net loss	$(20,675,108)	$(17,539,961)	$(3,135,147)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
ONS-5010 development	$9,713,086	$10,104,255
Compensation and related benefits	899,330	692,188
Stock-based compensation	280,489	205,410
Other research and development	208,599	247,338
Total research and development expenses	$11,101,504	$11,249,191

Research and development expenses for the three months ended June 30, 2023 was comparable to the three months ended June 30, 2022.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
Professional fees	$3,253,927	$2,421,043
Compensation and related benefits	1,954,995	1,273,405
Stock-based compensation	1,101,316	1,162,464
Facilities, fees and other related costs	729,663	917,857
Total general and administrative expenses	$7,039,901	$5,774,769

General and administrative expenses for the three months ended June 30, 2023 increased by $1.3 million compared to the three months ended June 30, 2022. The increase compared to the prior period was primarily due to increase in professional fees of $0.8 million, and compensation and related benefits of $0.7 million both due to our ongoing pre-launch preparations in anticipation of the potential approval of our BLA for ONS-5010. The increases were partially offset by a decrease in other administrative costs of $0.2 million.

Interest (income) expense, net

Interest (income) expense changed by $0.8 million to $0.4 million of income for the three months ended June 30, 2023, as compared to $0.4 million of expense for the three months ended June 30, 2022. There was no interest expense recorded during the three months ended June 30, 2023 because we repaid in full the November 2021 Note in December 2022, and we elected to account for our December 2022 Note at fair value with changes in fair value being recorded in the unaudited interim consolidated statements of operations.

Change in fair value of promissory notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory notes. We record the promissory notes at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations.

Comparison of Nine Months Ended June 30, 2023 and 2022

	Nine months ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$21,508,876	$33,341,333	$(11,832,457)
General and administrative	19,158,487	15,741,888	3,416,599
Loss from operations	(40,667,363)	(49,083,221)	8,415,858

Loss on equity method investment	2,648	41,504	(38,856)
Interest expense, net	1,865,563	1,126,808	738,755
Loss on extinguishment of debt	577,659	1,025,402	(447,743)
Change in fair value of promissory notes	2,913,000	882,903	2,030,097
Change in fair value of warrant liability	(37,126)	(454,599)	417,473
Loss before income taxes	(45,989,107)	(51,705,239)	5,716,132
Income tax expense	2,800	2,000	800
Net loss	$(45,991,907)	$(51,707,239)	$5,715,332

Research and development expenses

The following table summarizes our research and development expenses by functional area for the nine months ended June 30, 2023 and 2022:

	Nine months ended June 30,
	2023	2022
ONS-5010 development	$24,398,845	$25,204,351
Compensation and related benefits	1,777,757	1,725,498
Stock-based compensation	893,413	2,278,066
Other research and development	(5,561,139)	4,133,418
Total research and development expenses	$21,508,876	$33,341,333

Research and development expenses for the nine months ended June 30, 2023 decreased by $11.8 million compared to the nine months ended June 30, 2022. The decrease was primarily due to cash refunds of waived FDA BLA submission fees of $6.2 million received during the period combined with the BLA submission fees of $3.1 million recorded in the comparable prior period when the BLA was initially submitted. Additionally, stock-based compensation expenses decreased by $1.4 million primarily as a result of vested equity grants during the comparable prior period related to the achievement of a milestone for performance-based stock options for some of our executives. Additionally, ONS-5010 development expenses decreased by $0.8 million as we focused our efforts on pre-launch activities in anticipation of a potential approval of our BLA.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the nine months ended June 30, 2023 and 2022:

	Nine months ended June 30,
	2023	2022
Professional fees	$9,675,516	$5,773,737
Compensation and related benefits	3,861,398	2,842,071
Stock-based compensation	3,264,190	4,056,650
Facilities, fees and other related costs	2,357,383	3,069,430
Total general and administrative expenses	$19,158,487	$15,741,888

General and administrative expenses for the nine months ended June 30, 2023 increased by $3.4 million compared to the nine months ended June 30, 2022. The increase compared to the prior period was primarily due to an increase in professional fees of $3.9 million related to our ongoing pre-launch preparations in anticipation of the potential approval of our BLA for ONS-5010, and a $1.0 million increase in compensation due to increased headcount to support the planned launch of ONS-5010, if approved. The increases were partially offset by a decrease in stock-based compensation expenses of $0.8 million as a result of the vesting of equity awards during the comparable prior period related to the achievement of a milestone for performance-based stock options for some of our executives and a decrease in other administrative expenses of $0.7 million.

Interest expense, net

Interest expense increased by $0.7 million to $1.9 million for the nine months ended June 30, 2023, as compared to $1.1 million for the nine months ended June 30, 2022. The increase was primarily related to the original issue discount on the December 2022 Note. The comparable prior period interest expense related to the November 2021 Note.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.6 million was recorded related to the prepayment and cancellation of a promissory note during the nine months ended June 30, 2023 that was accounted for as an extinguishment. We recognized a $1.0 million loss on extinguishment related to an unsecured promissory note amendment during the nine months ended June 30, 2022 that was accounted for as an extinguishment of the old promissory note.

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

Change in fair value of warrant liability

During the nine months ended June 30, 2023, the change in fair value of warrant liability was immaterial. During the nine months ended June 30, 2022, we recorded income of $0.5 million related to the decrease in the fair value of our common stock warrant liability as a result of the decrease in the price of our common stock during the period.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through June 30, 2023, we have funded substantially all of our operations with $468.2 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

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

On November 16, 2021, we received $10.0 million in net proceeds from the issuance of the November 2021 Note, with a face amount of $10.2 million. The November 2021 Note bore interest at a rate of 9.5% per annum, was due to mature January 1, 2023 and included an original issue discount of $0.2 million. We could prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment. On December 28, 2022, we prepaid the November 2021 Note in full by paying 105% of the outstanding balance. The total payment was $11.9 million, which included interest of $1.2 million and a prepayment fee of $0.6 million.

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

During the nine months ended June 30, 2023, we sold 895,391 shares of common stock pursuant to the Wainwright ATM Offering, generating $1.1 million in gross proceeds. The fees paid to Wainwright were immaterial. During the nine months ended June 30, 2022, we sold 3,440,416 shares of common stock under the Wainwright ATM Offering and generated $6.7 million in net proceeds after payment of Wainwright fees and other issuance costs of $0.2 million.

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

During the nine months ended June 30, 2023, we sold 2,037,261 shares of common stock pursuant to the BTIG ATM Offering, generating $3.5 million in gross proceeds. The fees paid to BTIG were $0.1 million. In July 2023, we sold an additional 1,540,962 shares of common stock and generated $2.7 million in net proceeds from the BTIG ATM Offering after payment of fees to BTIG of $0.1 million.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2023, we had an accumulated deficit of $454.9 million and $35.9 million of principal and accrued interest outstanding under an unsecured convertible promissory note, which bears interest compounding daily and matures on January 1, 2024. As a result, there is substantial doubt about our ability to continue as a going concern. Our current cash resources of $33.7 million as of June 30, 2023, together with the $2.7 million in net proceeds from the sale of shares of common stock under the BTIG ATM Offering in July 2023, are expected to fund our operations through the anticipated approval of the BLA for ONS-5010 in the third calendar quarter of 2023 and, potentially through the fourth calendar quarter of 2023.

Our future operations are highly dependent on a combination of factors, including: (i) the timely and successful completion of additional financing discussed above; (ii) our ability to successfully begin marketing of our product candidates or complete revenue-generating partnerships with other companies; (iii) the success of our research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately; (v) regulatory approval and market acceptance of our proposed future products. Additionally, the global financial markets have experienced significant disruptions due to various macroeconomic factors, including, among other things, the impacts of the ongoing conflict between Ukraine and Russia, resulting in a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the recent closures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments may be threatened and our ability to raise additional capital could be substantially impaired. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.

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

We believe our existing cash of $33.7 million as of June 30, 2023, together with the $2.7 million in net proceeds from the sale of shares of common stock under the BTIG ATM Offering in July 2023, can fund our operations through the anticipated approval of ONS-5010 in the third calendar quarter of 2023 and, potentially through the fourth calendar quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may need to raise substantial additional capital to complete our planned ONS-5010 development and commercialization program and continue to operate as a going concern. We plan to finance our future operations with a combination of proceeds from future at-the-market offerings, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. Alternatively, we may be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine months ended June 30,
	2023	2022
Net cash used in operating activities	$(30,232,084)	$(46,423,872)
Net cash provided by financing activities	46,544,347	57,967,977
Net increase in cash	$16,312,263	$11,544,105

Operating Activities

During the nine months ended June 30, 2023, we used $30.2 million of cash in operating activities resulting primarily from our net loss of $46.0 million. This use of cash was partially offset by $10.2 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, loss on extinguishment of debt, income on equity method investment and depreciation and amortization expense. We also paid interest on debt of $1.2 million during the period. The net cash inflow of $6.7 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $6.2 million and a decrease in prepaid expenses of $0.8 million for timing of payments associated with ONS-5010 development costs, partially offset by an increase in other assets of $0.2 million.

During the nine months ended June 30, 2022, we used $46.4 million of cash in operating activities resulting primarily from our net loss of $51.7 million. This use of cash was partially offset by $9.2 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, change in fair value of unsecured convertible promissory note, loss on extinguishment of debt, loss on equity method investment and depreciation and amortization expense. The net cash outflow of $3.9 million from changes in our operating assets and liabilities was primarily due to an increase in prepaid expenses of $4.5 million for prepayments associated with ONS-5010 development costs, partially offset by an increase in accounts payable and accrued expenses of $0.6 million.

Financing Activities

During the nine months ended June 30, 2023, net cash provided by financing activities was $46.5 million, primarily attributable to $23.2 million in net proceeds from a registered direct equity offering in December 2022 of an aggregate of 28,460,831 shares of our common stock, $4.4 million in net proceeds from the sale of common stock under our Wainwright ATM Offering and BTIG ATM Offering and $30.0 million in net proceeds from the issuance of an unsecured convertible promissory note with a face amount of $31.8 million in December 2022. We also made $10.2 million in debt and finance lease obligation payments and a $0.8 million payment of financing costs.

During the nine months ended June 30, 2022, net cash provided by financing activities was $58.0 million, primarily attributable to $54.0 million in net proceeds from an underwritten public offering in November 2021 of an aggregate of 46,000,000 shares of our common stock and accompanying 2,100,000 warrants to purchase shares of our common stock, $0.2 million in net proceeds from exercise of common stock warrants, $6.7 million in net proceeds from the sale of common stock under the Wainwright ATM Offering and $9.4 million in net proceeds from the issuance of an unsecured promissory note with a face amount of $10.2 million in November 2021. We also made $12.3 million in debt and finance lease obligation payments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended June 30, 2023.

Part II. Other Information

Item 1. Legal Proceedings

We are not party to any material pending legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors

Except as set forth below, as of June 30, 2023, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended September 30, 2022 filed with the SEC on December 29, 2022.

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

As of June 30, 2023, our cash and cash equivalents balance was $33.7 million. We expect that our current cash resources, together with the $2.7 million in net proceeds from the sale of shares of common stock under the BTIG ATM Offering in July 2023, will be sufficient to fund our operations fund its operations through the anticipated approval of the BLA for ONS-5010 in the third calendar quarter of 2023 and, potentially through the fourth calendar quarter of 2023. Because our cash and cash equivalents will not be adequate to fund our currently planned operations through at least the next 12 months from the date the consolidated financial statements in this Quarterly Report on Form 10-Q are issued, there is substantial doubt about our ability to continue as a going concern. We will require substantial additional capital to continue to operate as a going concern and to commercialize ONS-5010. Although we continue to pursue discussions with additional potential strategic partners for ONS-5010 outside of the United States, there is no guarantee that we will be successful in reaching any such agreement, nor that such agreement, if successful, will cover the anticipated commercialization costs for ONS-5010. Our operating plan may also change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as through other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. For example, our ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the impacts of inflation, the ongoing conflict between Russia and Ukraine, and disruptions in access to bank deposits and lending commitments due to bank failure.  We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will adversely affect our business and our ability to develop our technology and products candidates. Moreover, the terms of any financing may negatively impact the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our securities to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, in order to obtain necessary funding, any of which may harm our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our development programs or the commercialization of any product candidates. We may also be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could harm our business, financial condition and results of operations.

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

10.1

At-the-market Sales Agreement between the Company and BTIG, LLC dated May 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 16, 2023).

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

OUTLOOK THERAPEUTICS, INC.

Date: August 14, 2023	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer (Principal Financial and Accounting Officer)