Form 10-K
period 2023-09-30
Outlook Therapeutics, Inc.
filed 2023-12-22
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of March 31, 2023 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on The Nasdaq Capital Market on that date, was approximately $179.5 million.

As of December 18, 2023, the registrant had outstanding 260,257,517 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2023.

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

Currency translations between Swiss Francs, or CHF, and U.S. dollars provided herein are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 2023, or CHF 0.9845 = $1.00. We do not represent that CHF were, could have been, or could be, converted into U.S. dollars at such rate or at any other rate.

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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, among others, the following:

●	We have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur significant losses and negative cash flows from operations for at least the next 12 months;
●	We have never generated any revenue from product sales and may never be profitable;
●	There is substantial doubt about our ability to continue as a going concern. We will need to raise substantial additional funding to complete the development of ONS-5010 (LYTENAVA (bevacizumab-vikg)) until we are able to generate sufficient revenue. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations;
●	Raising additional capital may cause dilution to our securityholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	We are highly dependent on the success of ONS-5010, our only product candidate in active development, and if ONS-5010 does not successfully complete clinical development or receive regulatory approval, or is not successfully commercialized, our business may be harmed;
●	We may not be successful in our efforts, or wish to enter into a strategic partnership for ONS-5010;
●	Due to our limited resources and access to capital, we have, and will continue to need to, prioritize development of certain product candidates, and these decisions may prove to have been wrong and may harm our business;
●	Clinical drug development is a lengthy and expensive process and we may encounter substantial delays in our clinical trials or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities;
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates, and our existing insurance coverage may not be sufficient to satisfy any liability that may arise;
●	The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for ONS-5010 in any of the indications for which we plan to develop it, or any future product candidates, on a timely basis or at all;
●	Any delays in the commencement or completion, or termination or suspension, of our current, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects;
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours. Other products may be approved and successfully commercialized before ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates;
●	We currently have no marketing and sales organization. If we are unable to establish sales and marketing capabilities in jurisdictions for which we choose to retain commercialization rights, we may be unable to generate any revenue and will depend on the efforts of our licensing partners, if any;
●	We rely on third parties to manufacture and test ONS-5010, conduct our preclinical and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be harmed;
●	We currently engage single source suppliers for clinical trial services and multiple source suppliers for future drug substance manufacturing, fill-finish manufacturing and product testing of ONS-5010. The loss of any of these suppliers, or any future single source suppliers, could harm our business;
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts;

●	We may become involved in lawsuits to protect or enforce any future patents, which could be expensive, time-consuming and unsuccessful;
●	If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to prevent competitors from using technologies we consider important in the development and commercialization of our product candidates, resulting in loss of any potential competitive advantage our patents may have otherwise afforded us;
●	If we are unable to maintain effective proprietary rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets;
●	If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business;
●	Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.;
●	We are highly dependent on the services of our key executives and personnel, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer;
●	We and certain of our officers have been named as defendants in a pending securities class action lawsuit. This lawsuit, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. This lawsuit, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in its outcome.
●	The trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses; and
●	GMS Ventures and Investments, or GMS Ventures, beneficially owns a significant percentage of our common stock and has the right to designate members of our board of directors and is able to exert significant control over matters subject to stockholder approval, preventing new investors from influencing significant corporate decisions.
●	Our common stock may be delisted from The Nasdaq Capital Market and being trading in the over-the-counter markets if we are not successful in regaining compliance with Nasdaq’s continued listing standards, which may negatively impact the price of our common stock and our ability to access the capital markets.

PART I

Item 1. Business

We are a biopharmaceutical company working to launch the first ophthalmic formulation of bevacizumab approved by the U.S. Food and Drug Administration, or the FDA, for use in retinal indications. Our goal is to launch directly in the United States as the first and only approved ophthalmic bevacizumab for the treatment of wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO. Our plans also include seeking approval and launching the product in the United Kingdom, Europe, Japan and other markets, either directly or through a strategic partner. If approved, we expect to receive 12 years of regulatory exclusivity in the United States and up to 10 years of market exclusivity in the European Union.

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

In March 2022, we submitted a Biologics License Application, or BLA, with the FDA for ONS-5010 (LYTENAVA (bevacizumab-vikg)), an investigational ophthalmic formulation of bevacizumab, which we have developed to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. In May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022, and in October 2022, we received confirmation from the FDA that our BLA had been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. On August 29, 2023, we received a Complete Response Letter, or CRL, in which the FDA concluded it could not approve the BLA during this review cycle due to several chemical, manufacturing and control, or CMC, issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010, as well as additional requested CMC data indicated in the CRL to approve ONS-5010 for use in wet AMD.

Separately, in October 2022 we submitted a Marketing Authorization Application, or MAA, for ONS-5010 with the European Medicines Agency, or the EMA. On December 22, 2022, our MAA was validated for review by the EMA. The MAA was submitted as a ‘full-mixed marketing authorisation application’ based on Article 8.3 of Directive 2001/83/EC. The formal review process of the MAA by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, is now well advanced with an estimated decision date expected in the first half of calendar 2024. ONS-5010 is our sole product candidate in active development.

Because there are no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted a standard BLA, and are not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of unapproved bevacizumab. In the United States, approximately 66.3% of new patient starts are off-label repackaged bevacizumab (ASRS 2022 Membership Survey Presented at ASRS NY 2022).

Our initial BLA submission for ONS-5010 in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. The study design for our clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019. In August 2020, we reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 (bevacizumab-vikg) to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters in Best Corrected Visual Acuity, or BCVA, score was met and was both highly statistically significant and clinically relevant. For a discussion of NORSE TWO, please see “Our Product Candidate Portfolio—ONS-5010 — Bevacizumab for Ophthalmic Use—Clinical Development Status—NORSE TWO”. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA. In March 2021, we reported that the results from NORSE THREE showed a positive safety profile for ONS-5010. The NORSE BLA registration program is also being used to support our MAA submission in the European Union.

We agreed to conduct an additional adequate, and well-controlled clinical trial following discussions with the FDA in support of our BLA for ONS-5010. In December 2023, we submitted a Special Protocol Assessment, or SPA, to the FDA for this study (NORSE EIGHT) seeking confirmation that, if successful, it will address the FDA’s requirement for a second adequate and well-controlled clinical trial to support our planned resubmission of the ONS-5010 BLA. The FDA is expected to respond to the SPA in early February 2024.

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

Comparative Potency of ONS-1045 versus Avastin (U.S. and E.U.)

Market Opportunity

Age-related macular degeneration, or AMD, is a common eye condition and a leading cause of vision loss among people age 50 and older. Wet AMD is a form of “late stage” AMD and is also called neovascular AMD. In wet AMD, abnormal blood vessels grow underneath the retina. These vessels can leak fluid and blood, which may lead to swelling and damage of the macula causing vision loss. With wet AMD, abnormally high levels of VEGF are secreted in the eyes. VEGF is a protein that promotes the growth of new abnormal blood vessels. Anti-VEGF injection therapy blocks this growth. Since the advent of anti-VEGF therapy, it has become the standard of care treatment option within the retina community, globally. Wet AMD is a significant disease worldwide, with an estimated prevalence of over 2.9 million patients diagnosed in the United States, European countries and Japan alone in 2020 (GlobalData). Although bevacizumab is not currently FDA-approved for use in treating wet AMD, in the United States, approximately 66.3% of new patient starts are off-label repackaged bevacizumab (ASRS 2022 Membership Survey Presented at ASRS NY 2022). Similarly, despite not being EMA-approved, bevacizumab is commonly utilized in the treatment of wet AMD in Europe. There is variability across European countries but in some markets it is believed that up to 80% of all wet AMD intravitreal injections are with bevacizumab. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label repackaging of bevacizumab including, but not limited to, variability in potency, safety and sterility adverse events and syringe-related adverse events.

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

Annual revenue (worldwide) for anti-VEGF therapies was estimated to be $13.1 billion in 2020 (GlobalData). The United States accounted for approximately 50% of this market and Europe accounted for approximately 25% in 2020 (Global Data).

Clinical Development Status

The study design for our Phase 3 clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed with the FDA at an end of Phase 2 meeting in April 2018, and we filed our IND with the FDA in the first quarter of calendar 2019. Our registration plan for wet AMD, the initial indication planned for ONS-5010, consisted of three clinical trials which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. All three clinical trials have been completed. We reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study, in August 2020. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 to ranibizumab (LUCENTIS) that reported highly statistically significant topline results in August 2021. NORSE THREE is an open-label safety study conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the ONS-5010 BLA submission with the FDA. After reviewing our BLA for ONS-5010, the FDA issued a CRL indicating that it could not approve the BLA during this review cycle due to several CMC issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. We have agreed to conduct an additional clinical trial (NORSE EIGHT) to support approval of ONS-5010 for the treatment of wet AMD.

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

In November 2021, we began enrolling patients in our NORSE SEVEN clinical trial. The study compares the safety of ophthalmic bevacizumab in vials versus pre-filled syringes. This study supports a planned supplemental BLA, or sBLA, we expect to submit subsequent to the anticipated FDA approval for wet AMD.

NORSE EIGHT is designed as a randomized, controlled non-inferiority clinical trial to assess the safety and efficacy of intravitreal injections of ONS-5010 compared with ranibizumab (Lucentis) intravitreal injections, in subjects with neovascular age-related macular degeneration (nAMD).

NORSE ONE

NORSE ONE was designed as a randomized, masked clinical experience trial to support our BLA submission with the FDA for ONS-5010 for the treatment of wet AMD. A total of 61 treatment naïve and previously treated patients were enrolled in the study at nine sites in Australia and randomized onto treatment arms of ONS-5010 or ranibizumab. The primary endpoint for the study was the difference in proportion of subjects gaining 15 letters of BCVA at Day 330 for ONS-5010 dosed on a monthly basis compared to ranibizumab dosed using the PIER alternative dosing regimen of three monthly doses followed by quarterly dosing.

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

NORSE TWO

NORSE TWO was a masked, randomized, pivotal Phase 3 clinical trial evaluating ONS-5010 against ranibizumab for wet AMD. A total of 227 primarily treatment naïve patients were enrolled at 39 clinical trial sites in the United States. Patients enrolled in the study were randomized to either ONS-5010 or ranibizumab arms and were treated for 11 months. The primary endpoint for the study was the difference in proportion of subjects gaining 15 letters of BCVA at Day 330 for ONS-5010 dosed on a monthly basis compared to ranibizumab dosed using the PIER alternative dosing regimen. We reported topline results for NORSE TWO in August 2021.

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

NORSE SEVEN

NORSE SEVEN was initiated to support our ongoing development program for delivering ONS-5010 using a pre-filled syringe. It is a three month study designed to compare the safety of ophthalmic bevacizumab in vials versus pre-filled syringes in subjects diagnosed with a retinal condition that would benefit from treatment with intravitreal injection of bevacizumab, including exudative AMD, DME, or BRVO. A total of 120 patients are expected to be enrolled in the study with 60 patients receiving ONS-5010 packaged in vials and 60 patients receiving ONS packaged in a pre-filled syringe. Subjects will be treated for three months and the enrollment of subjects in the arm of the study receiving ONS-5010 in vials has been completed. If successful, this study will support the submission of a supplemental BLA to the FDA after ONS-5010 is approved for wet AMD.

NORSE EIGHT – Planned Clinical Trial

NORSE EIGHT will be a randomized, controlled, parallel-group, masked non-inferiority study of neovascular age-related macular degeneration subjects randomized in a 1:1 ratio to receive 1.25 mg ONS-5010 or 0.5 mg ranibizumab intravitreal injections. Subjects will receive injections at Day 0 (randomization), Week 4, and Week 8 visits. Approximately 400 patients are expected to be enrolled in the study. Enrollment of patients is expected to begin in early 2024.  We have submitted a SPA for NORSE EIGHT seeking confirmation from the FDA that, if successful, this study will address the FDA’s requirement for a second adequate and well-controlled clinical trial to support the resubmission of the ONS-5010 BLA for wet AMD. The FDA is expected to respond to the SPA in early February 2024.

Commercialization, Sales and Marketing

Our commercialization strategy is to provide a safe, effective, and affordable on-label bevacizumab for the retina community while maximizing revenue and patient access to ONS-5010. If approved, we currently intend to launch and market LYTENAVA (bevacizumab-vikg) ourselves in the United States. In September 2022, we entered into a strategic relationship with Cencora, Inc., formerly AmerisourceBergen Corporation, or Cencora, in preparation for the anticipated commercial launch in the United States of ONS-5010 (LYTENAVA (bevacizumab-vikg)), if approved by the FDA, pursuant to which Cencora would provide third-party logistics services and distribution, as well as medical information and pharmacovigilance services in the United States. Outside of the United States, we intend to either market and launch ourselves or work through a strategic partner. If required, Cencora can provide similar services in Europe to support the commercialization of ONS-5010. We currently own all of the development and commercialization rights to ONS-5010 and have licensed rights only to our joint venture in the People’s Republic of China, or PRC, for the greater China market (see “—Collaboration and License Agreements—Syntone-Private Placement and PRC Joint Venture”). If approved, we believe that LYTENAVA (bevacizumab-vikg) will be entitled to 12 years of regulatory exclusivity granted in the United States against biosimilar competition, and up to 10 years of market exclusivity in Europe.

For many years, anti-VEGF therapy has been the standard of care for many ophthalmic diseases, including wet AMD, DME and BRVO. However, although multiple branded drugs have been approved for these indications (e.g., LUCENTIS, EYLEA, BEOVU, SUSVIMO and VABYSMO), they are very expensive. The recently approved biosimilar versions of LUCENTIS are also expensive, although they are available at a discount to the reference drug. Doctors who wish to treat their retinal patients with a less expensive anti-VEGF drug, with minimal reimbursement hurdles, often use off-label bevacizumab. However, because there is no FDA or EMA-approved ophthalmic formulation of bevacizumab, doctors must use repackaged bevacizumab (Avastin) provided by compounding pharmacists that is not required to meet the standards for ophthalmic use necessary for an approved product. Despite clinicians’ widespread acceptance and use of bevacizumab to treat ophthalmic diseases such as wet AMD, DME and BRVO, no manufacturer has previously sought approval of bevacizumab for these diseases.

The repackaged bevacizumab that is provided by compounding pharmacies is not required to meet ophthalmic drug standards and can carry known risks of contamination (including silicone oil droplet contamination from syringes) and inconsistent potency, with potentially severe consequences, as leading retinal societies have reported. For these reasons, the retina community and payors have shown interest in the development of an ophthalmic formulation of bevacizumab that could be an on-label alternative to repackaged bevacizumab from compounding pharmacists. Of 152 U.S. and European retina physicians surveyed in 2019, nearly 84% indicated they had an interest or high interest in an approved ophthalmic formulation of bevacizumab.

To meet this retinal market need, we are developing ONS-5010 as an investigational ophthalmic formulation of bevacizumab. If approved, it will provide an FDA and EMA-approved, viable treatment option across the spectrum of anti-VEGF ophthalmic drugs that treat wet AMD, DME and BRVO. Additionally, if approved, it would avoid the safety, sterility, potency, availability and syringe drawbacks that can occur with repackaged bevacizumab from compounding pharmacies.

Furthermore, if ONS-5010 is approved and commercialized, we expect that it will be able to help mitigate the high cost of treatment for retinal diseases. Both in the United States and globally, the high cost of treating retinal diseases such as wet AMD, DME and BRVO can result in patients receiving an insufficient number of treatments, or potentially no treatment at all. We believe in the value of having an affordable, FDA and EMA-approved option for patients that is safe, effective, and manufactured under proper guidance. Our commercial strategy for ONS-5010 includes providing an on-label bevacizumab as a first line option for treating retinal diseases. In addition, our approach to responsible price determination is being crafted with the retina community (patients, payors, and providers) to support patient access, maintain physician choice, and accelerate time to treatment. We are committed to keeping the patient at the core of what we do to ensure we provide an affordable option that offers streamlined access to compliant patient support services.

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

We used approximately $0.9 million of the proceeds from the May 2020 private placement to Syntone to fund our initial capital contribution to the PRC joint venture, and are committed to make additional capital contributions to the PRC joint venture up to approximately $2.1 million which will be made within four years after the establishment date (April 2021) upon approval of the development plan contemplated in the license agreement or on such other terms as may be determined within such four-year period.

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

We were required to pay an upfront licensing fee of CHF 65,000 (approximately $0.1 million) to Selexis for each commercial license and also agreed to pay up to CHF 365,000 (approximately $0.4 million) in milestone payments for each licensed product. In addition, we are required to pay a single-digit royalty on a final product-by-final product and country-by-country basis, based on worldwide net sales of such final products by us or any of our affiliates or sublicensees during the royalty term. The royalty term for each final product in each country is the period commencing from the first commercial sale of the applicable final product in the applicable country and ending on the expiration of the specified patent coverage. At any time during the term, we have the right to terminate our royalty payment obligation by providing written notice to Selexis and paying Selexis a royalty termination fee of CHF 1,750,000 (approximately $1.8 million). The initiation of our Phase 3 clinical program for ONS-5010 in fiscal 2019 triggered a CHF 65,000 (approximately $0.1 million) milestone payment to Selexis under the commercial license agreement, which we paid in November 2019. As of September 30, 2023, we have paid Selexis an aggregate of approximately $0.4 million under the commercial license agreements.

Each of our commercial agreements with Selexis will expire in its entirety upon the expiration of all applicable Selexis patent rights. The licensed patent rights consist of two patent families. The first patent family relates to methods of transferring cells, and is filed in the United States, Australia, Canada, Europe, Japan and Singapore. This patent family began to expire worldwide in 2022. The second patent family claims DNA compositions of matter useful for having protein production increasing activity. This patent family is filed in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Russia, Singapore and South Africa. This patent family will begin to expire worldwide in 2025. Either party may terminate the related agreement in the event of an uncured material breach by the other party or in the event the other party becomes subject to specified bankruptcy, winding up or similar circumstances.

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

For emerging markets opportunities, in 2012 and 2013, we established early country-specific partnerships for ONS-3010 and ONS-1045 in China with Huahai, in India with IPCA Laboratories Limited, or IPCA, and in Mexico with Liomont, and in September 2017 we entered into an agreement with BioLexis Pte. Ltd., or BioLexis, providing for the license of rights to ONS-3010 and ONS-1045 in emerging markets excluding China, India and Mexico. The Liomont agreement was terminated in April 2021, and the IPCA agreement was terminated with respect to ONS-3010 in August 2022. To date, these agreements have collectively provided an aggregate of $29.0 million in payments as of September 30, 2023.

Until such time as we may enter into a strategic partnership for ONS-5010, aside from our joint participation agreement in place for ONS-3010 with Huahai, whereby we agreed to share post-Phase 1 clinical development costs, and proportionately share the revenues from commercialization of ONS-3010 in the United States, Canada, E.U. and Japan, among other markets, and under which we could be required to form a joint venture with Huahai for ONS-3010 if so requested by Huahai, we do not have any commercial license or development agreements for the United States or for major ex-U.S. markets, such as the E.U. or Japan. We currently have collaboration and license agreements for smaller ex-U.S. markets and, collectively, such agreements have provided an aggregate of $29.0 million in payments as of September 30, 2023 for our most advanced biosimilar product candidates. Our contracts include agreements with IPCA (for ONS-1045 and ONS-1050 in India and other regional markets), Liomont (for ONS-3010 and ONS-1045 in Mexico), Huahai (for ONS-3010 and ONS-1045 in China) and BioLexis (for ONS-3010 and ONS-1045 in emerging markets excluding China, India and Mexico). We have also licensed ONS-5010 to our PRC-joint venture with Syntone which is discussed above. Our arrangements with these partners for our biosimilar product candidates generally include a strategic license for a defined territory for agreed biosimilar product candidates and may also include agreements to assist with research and development to assist our contract counterparty in establishing their own mAb research, development and manufacturing capabilities. Under our existing strategic licensing agreements, we generally received an upfront payment upon execution, and have the ability to earn additional regular milestone payments and the right to receive royalties (generally a mid-single digit to low-teens percentage rate) based on net sales in the agreed territory. Our existing agreements to assist with research and development also included an upfront payment upon execution, and we have the ability to earn additional regular milestone payments, and the right to receive royalties (generally a mid-single digit to low-teens percentage rate) based on net sales in the agreed territory.

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

As of September 30, 2023, we have received an aggregate of $5.0 million of payments from IPCA under our various agreements, an aggregate of $3.0 million of payments from Liomont under our various agreements, an aggregate of $16.0 million of payments from Huahai under our various agreements, $10.0 million of which were pursuant to the joint participation agreement, and an aggregate of $5.0 million from BioLexis under our joint development and licensing agreement.

Manufacturing

We are working with FujiFilm Diosynth Biotechnologies, or Fuji, and Ajinomoto Bio-pharma Services, or AjiBio, to provide product manufacturing in current Good Manufacturing Practices, or cGMP, manufacturing facilities. We have also executed a supply agreement for a best-in-class pre-filled ophthalmic syringe, which we believe will provide both ease-of-use for clinicians and add to ONS-5010’s safety profile over the current unapproved therapies that have caused problems related to syringe malfunction and contamination. We will screen other contract manufacturers to meet our clinical, commercial and regulatory supply requirements as needed. For a discussion of risks related to our sources and availability of supplies, please see “Risk Factors.” Previously, we manufactured bulk drug substance for preclinical and clinical supplies of our product candidates in our in-house facility. Our business could be harmed if our current contract manufacturer is unable to manufacture our product candidates at the necessary quantity or quality levels, We currently engage single source suppliers for clinical trial services and multiple source suppliers for future drug substance manufacturing, fill-finish manufacturing and product testing of ONS-5010. The loss of any of these suppliers, or any future single source suppliers, could harm our business.

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

Wet-AMD Market

AMD is a medical condition that usually affects older adults and generally results in a loss of vision. AMD occurs in “dry” (non-exudative) and “wet” (exudative) forms. Wet AMD is the advanced form of macular degeneration that involves the formation of abnormal and leaky blood vessels in the back of the eye behind the retina, through a process known as choroidal neovascularization. While the wet form accounts for approximately 15% of all AMD cases, according to the National Eye Institute, it is responsible for 90% of severe vision loss associated with AMD. The National Eye Institute also estimates that the prevalence of wet AMD among adults 40 years or older in the United States is approximately 1.75 million people. In addition, more than 200,000 new cases are diagnosed annually in North America. Similary, it is estimated that the prevalence of wet AMD in Europe is approximately 1.7 million people. Globally, the incidence and prevalence of wet AMD is projected to increase significantly in the future due to an aging population.

Competitive Landscape

In the United States, approximately 66.3% of new patient starts are off-label repackaged bevacizumab (ASRS 2022 Membership Survey Presented at ASRS NY 2022). Off-label repackaged bevacizumab is also commonly utilized in the treatment of wet AMD in Europe. The current FDA approved market leaders for the treatment of wet AMD are VEGF inhibitors, including EYLEA, BEOVU, LUCENTIS, SUSVIMO and VABYSMO. Recently, BYOOVIZ was approved and launched which will be followed by CIMERLI, both ranibizumab biosimilars. Annual revenue (worldwide) for anti-VEGF therapies was estimated to be $13.1 billion in 2020 (Triangulation of Global Data, Market Scope and Investor Forecasts (2020)). We expect to strategically price ONS-5010 to make it a lower cost alternative to biosimilars and premium branded products, while higher than off-label compounds. The initial recently approved biosimilar versions of LUCENTIS are also expensive, although they are available at a discount to the reference drug. Bevacizumab, BYOOVIZ, CIMERLI, EYLEA, BEOVU, LUCENTIS and VABYSMO are all administered via intravitreal injections directly into the eye. SUSVIMO is an implantable refillable port delivery system that delivers anti-VEGF for 4-6 months, upon which the device is refilled. In addition to the other treatments used in patients with wet AMD, there are various other companies with product candidates in Phase 1, 2 and 3 clinical trials, or FDA review, for the treatment of wet AMD. Programs currently in Phase 2 or Phase 3 clinical trials or FDA review include, but are not limited to:

●	Bevacizumab (HLX04-O) under development by Shanghai Henlius Biotech, Inc. and Essex Bio-Technology Ltd;
●	Ranibizumab biosimilar developed by STADA Arzneimittel AG and Xbrane Biopharma AB;
●	Aflibercept biosimilars developed by Bioeq/Formycon (FB-203), Mylan (M-710) and Samsung/Biogen (SB-15) among others;
●	Small molecule receptor tyrosine kinase inhibitor sunitinib malate (Graybug, GB-102); and
●	Adeno-associated virus (AAV) carrying aflibercept coding sequence (Adverum, ADVM-022).

We believe that ONS-5010 has potential competitive advantages due to the familiarity of physicians in using off-label Avastin. We also believe that an affordable, FDA and EMA-approved bevacizumab option, that is safe, effective, and manufactured under proper guidance will garner strong market uptake and patient access to therapy. Furthermore, we have reduced the risk in our clinical program by leveraging our prior work in developing a biosmilar drug product candidate for Avastin as a treatment for cancer. However, clinical trial data from other clinical programs may negatively impact our ability to garner future financing or business collaborations, combinations or transactions with other pharmaceutical and biotechnology companies.

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring E.U. oppositions and pending intellectual property rights, preparing litigation strategies in view of the U.S. legislative framework and filing U.S. and international patent applications on technologies, inventions and improvements that are important to our business. As of October 1, 2023, we own three U.S. patents, sixteen foreign patents, one pending U.S. non-provisional application, and 18 pending international applications that were nationalized from seven Patent Cooperation Treaty, or PCT, applications, which relate to formulations developed for ONS-3010 and ONS-5010/ONS-1045, methods of antibody purification, methods for purifying antibodies to separate isoforms, methods of use, methods of reducing high molecular weight species, and modulating afucosylated species as well as efficiently determining the amino acid sequence of antibodies. Our first PCT application was nationalized in April 2016 in Australia, Canada, China, Europe, Hong Kong, India, Japan, Mexico and the United States. If granted, patents issuing from these nine applications are expected to expire in 2034, absent any adjustments or extensions. Our second PCT application was nationalized in July 2017 in Europe and the United States. If granted, patents issuing from these two applications are expected to expire in 2036, absent any adjustments or extensions. Our third PCT application was nationalized in June 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2036, absent any adjustments or extensions. Our fourth PCT application was nationalized in July 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our fifth PCT application was nationalized in August 2018 in Australia, Canada, China, Europe,

India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our sixth PCT application was nationalized in August 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our seventh PCT application was nationalized in October 2020 in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Russian Federation, Singapore, South Africa and the United States. If granted, patents issuing from these fourteen applications are expected to expire in 2039, absent any adjustments or extensions. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 led to automatic reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments will remain in effect until 2032 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

In addition, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Additionally, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The Affordable Care Act, the IRA, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could harm our future revenues.

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

Employees and Human Capital Resources

As of September 30, 2023, we had 24 full-time employees, seven of whom were primarily engaged in research and development activities and five of whom have a Ph.D. degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We are a clinical stage biopharmaceutical company and we have incurred net losses in each year since our inception in January 5, 2010, including net losses of $59.0 million and $66.1 million for the years ended September 30, 2023 and 2022, respectively.

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

We expect to continue to incur significant expenses and operating losses for at least the next 12 months. We anticipate that our expenses may increase substantially if and as we:

●	conduct an additional clinical trial of ONS-5010 for the treatment of wet AMD, as required by the FDA;
●	prepare to launch and market ONS-5010 (LYTENAVA (bevacizumab-vikg)), if approved;
●	continue the clinical development of ONS-5010;
●	advance ONS-5010 into additional clinical trials;
●	change or add contract manufacturing providers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
●	seek regulatory and marketing approvals for ONS-5010 in the United States and other markets if we successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and for which we retain such rights;
●	seek to identify, assess, acquire or develop other product candidates that may be complementary to ONS-5010;
●	make upfront, milestone, royalty or other payments under any license agreements;
●	seek to create, maintain, protect and expand our intellectual property portfolio;
●	engage in litigation, including the pending securities class action lawsuit, as well as any other potential litigation;
●	seek to attract and retain skilled personnel;
●	create additional infrastructure to support our operations as a public company and any future commercialization efforts; and
●	experience any delays or encounter issues with any of the above, including but not limited to failed clinical trials, conflicting results, safety issues or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies in order to pursue marketing approval.

Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, ONS-5010 for the treatment of wet AMD, and our other targeted indications, and as appropriate, any of our other product candidates. We currently estimate that we could potentially begin generating revenue from product sales as early as late 2025, but this depends heavily on our success in many areas, including but not limited to:

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

There is substantial doubt about our ability to continue as a going concern. We will need to raise substantial additional funding to complete the development of ONS-5010 (LYTENAVA (bevacizumab-vikg)) and support our operations until we are able to generate sufficient revenue. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Developing product candidates is an expensive, risky and lengthy process. We are currently advancing ONS-5010 through additional clinical development and the regulatory approval process. Our expenses may increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, ONS-5010.

As of September 30, 2023, our cash and cash equivalents balance was $23.4 million. We believe our current cash resources are sufficient to fund our operations through June 2024 without giving effect to the costs associated with initiating the planned NORSE EIGHT clinical trial and excluding repayment of our outstanding convertible promissory note. We are currently assessing the costs to conduct NORSE EIGHT and will need to secure additional funding to complete the study. On December 22, 2022, we entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note with a face amount of $31.8 million, or the December 2022 Note, to Streeterville Capital, LLC, or the Lender. In December 2023, the Lender agreed to extend the maturity of the December 2022 Note from January 1, 2024 until April 1, 2024 to provide us time to negotiate the terms to further extend the maturity of the December 2022 Note. However, there can be no assurance that we will be successful in further extending the maturity date. The terms of a further extension could include additional interest or other fees, or a change in the conversion price that could increase the number of shares that need to be issued to satisfy a conversion of the December 2022 Note. If we are unable to further extend the maturity of the December 2022 Note and cannot repay the December 2022 Note at maturity, that would constitute an event of default under the December 2022 Note. See “Raising additional capital, including modifications to our existing convertible securities, may cause dilution to our securityholders, restrict our operations or require us to relinquish rights to our technologies and product candidates” for additional information on the effects of an event of default under the terms of the December 2022 Note.

Because our cash and cash equivalents will not be adequate to fund our currently planned operations through at least the next 12 months from the date the consolidated financial statements in this Annual Report on Form 10-K are issued, there is substantial doubt about our ability to continue as a going concern. We will require substantial additional capital to continue to operate as a going concern. Although we continue to pursue discussions with additional potential strategic partners for ONS-5010 outside of the United States, there is no guarantee that we will be successful in reaching any such agreement, nor that such agreement, if successful, will cover the anticipated commercialization costs for ONS-5010. Our operating plan may also change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as through other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. For example, our ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the impacts of inflation, ongoing overseas conflict, and disruptions in access to bank deposits and lending commitments due to bank failure. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will adversely affect our business and our ability to develop our technology and products candidates. Moreover, the terms of any financing may negatively impact the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our securities to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, in order to obtain necessary funding, any of which may harm our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our development programs or the commercialization of any product candidates. We may also be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could harm our business, financial condition and results of operations.

Raising additional capital, including modifications to our existing convertible securities, may cause dilution to our securityholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

In December 2022, we issued the December 2022 Note to the Lender. Under the December 2022 Note, upon the occurrence of certain events described therein, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent (each such event, a Trigger Event), the Lender shall have the right, subject to certain exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default (such event, an Event of Default). Following an Event of Default, the Lender may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the December 2022 Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. If the Conversion Price is below $0.1756 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. Subject to certain exceptions, while the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt and a 10% participation right in any future debt or equity financings. In December 2023, we amended the December 2022 Note to change the maturity date of the December 2022 Note to April 1, 2024 to allow time to negotiate the terms to further extend the maturity of the December 2022 Note. However, there can be no assurance that we will be successful in further extending the maturity date. The terms of a further extension could include additional interest or other fees, or a change in the conversion price that could increase the number of shares that need to be issued to satisfy a conversion of the December 2022 Note.

Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. If we secure development funds for ONS-5010 or any future product candidate through entering into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish additional valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, terminate product development or future commercialization efforts or to cease operations altogether.

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

There can be no assurance that BLA or MAA of ONS-5010 for wet AMD, or planned future, clinical trials for other retina indications, will ultimately meet the requirements sufficient for us to receive regulatory approval.  For example, in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022. On August 29, 2023, we received a CRL in which the FDA concluded it could not approve the BLA during this review cycle due to several CMC issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010, as well as additional requested CMC data indicated in the CRL to approve ONS-5010 for use in wet AMD. There can be no assurance that we will successfully complete NORSE EIGHT and/or otherwise address the deficiencies identified in the CRL to the satisfaction of the FDA.

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

ONS-5010, our only product candidate in active development, will require an additional adequate and well-controlled clinical trial evaluating ONS-5010, as well as additional requested CMC data indicated in the CRL, before we are able to re-submit a BLA for approval of ONS-5010 to treat wet AMD and extensive additional clinical testing before we are prepared to submit an application for regulatory approval for other indications. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we and any collaboration partners must conduct clinical trials to demonstrate the safety and efficacy of the product candidates in humans.

We cannot guarantee that any future clinical trials will be conducted as planned or completed on schedule, if at all. For example, enrollment in the NORSE ONE and NORSE TWO studies was delayed from our original expectations. We could experience similar enrollment delays in the remaining NORSE trials (FOUR, FIVE, SIX, SEVEN and EIGHT) once they are initiated. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA, EMA and other foreign regulatory agencies may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change the requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. For example, in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022. On August 29, 2023, we received a CRL in which the FDA concluded it could not approve the BLA during this review cycle due to several CMC issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010, as well as additional requested CMC data indicated in the CRL to approve ONS-5010 for use in wet AMD. However, even if we reach agreement, a SPA with FDA only indicates concurrence with critical trial design concepts; it does not imply that FDA has reviewed, or concurs with, protocol details that do not affect approvability. Moreover, the presence of a SPA agreement does not guarantee that a marketing application will be filed or approved, even if the trial is conducted in accordance with the protocol.

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

The FDA could delay, limit or deny approval of a product candidate for many reasons, or request additional information, including because they:

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

For example, in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022. On August 29, 2023, we received a CRL in which the FDA concluded it could not approve the BLA during this review cycle due to several CMC issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled trial clinical trial evaluating ONS-5010, as well as additional requested CMC data indicated in the CRL to approve ONS-5010 for use in wet AMD. Generally, public concern regarding the safety of pharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for ONS-5010. We may not receive approval from the FDA at the conclusion of its review of the BLA that we intend to resubmit following the completion of an additional adequate and well-controlled clinical trial, in which case our business, financial condition and results of operations would be further harmed.

If we experience additional delays in obtaining approval or if we fail to obtain approval of ONS-5010, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

These factors can be exacerbated by other situations, for example, in 2020, the COVID-19 global pandemic impacted enrollment in our NORSE 2 clinical trial. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

Even with the requisite approvals from the FDA, EMA and comparable foreign regulatory authorities, the commercial success of ONS-5010 or any other product candidates we may pursue will depend in part on the medical community, patients and third-party payors accepting our product candidates as medically useful, cost-effective and safe. Even though we expect that ONS-5010 will be priced responsibly, if approved, there is no guarantee that ONS-5010 or any other product that we bring to the market directly or through a strategic partner will gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

In the United States, approximately 66.3% of new patient starts are off-label repackaged bevacizumab (ASRS 2022 Membership Survey Presented at ASRS NY 2022), notwithstanding that such use is off-label and requires repackaging at a compounding pharmacy. Even if ONS-5010 is approved for use as a treatment for wet AMD, there is no guarantee that we will be effective in reducing the off-label use of Avastin and other drugs in the United States or other major markets where we plan to seek regulatory approval and commercialize ONS-5010, directly or through a strategic partner, if approved. If we are not successful in reducing off-label use of Avastin or other drugs with ONS-5010, our business and financial condition could be adversely affected.

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

Because we are a pre-commercial biopharmaceutical company, we have found it necessary to enter into alliances with other companies. For example, we entered into a strategic partnership agreement for consulting services for ONS-5010, pursuant to which we paid a monthly fee prior to terminating such arrangement. We have also entered into service agreements for clinical trials, and co-development and license agreements for our biosimilar product candidates, and are potentially pursuing strategic partners for ONS-5010. In the future, we may also find it necessary to form other alliances or joint ventures with major pharmaceutical companies to jointly develop and/or commercialize the inactive biosimilar product candidates in our pipeline and any other product candidates that we may develop. In such alliances, we would expect our collaboration partners to provide substantial capabilities in regulatory affairs, as well as sales and marketing. We may not be successful in entering into any such alliances, including reaching agreement with a potential partner for ONS-5010. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. We may also have disagreements from time to time with our collaboration partners regarding our rights and obligations under such arrangements. For example, in July 2020, one of our contract counterparties for our former biosimilar program filed a complaint claiming breach, which was subsequently settled in March 2021 and dismissed in April 2021 If we are not able to successfully resolve this or any other disagreements with our contract partners, it could negatively impact our business or reputation. Further, if we are unable to secure or maintain such alliances, we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

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

If the launch of any of our product candidates is further delayed or unsuccessful, or if sales of our marketed products do not meet the levels currently expected, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties or our collaborators.

If our clinical candidates are discontinued or their clinical development is further delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us. For example, in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022. On August 29, 2023, we received a CRL in which the FDA concluded it could not approve the BLA during this review cycle due to several CMC issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010, as well as additional requested CMC data indicated in the CRL to approve ONS-5010 for use in wet AMD. In addition, if we or our future collaborators experience excess inventory, it may be necessary to write down or write off such excess inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results.

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

We have relied upon and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical development programs. We rely on these parties for execution of our preclinical and clinical trials and we can only control certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, GCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our preclinical and clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional preclinical and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if our CROs or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We may depend on third parties for the commercialization of ONS-5010, and failure to commercialize in the relevant markets could harm our business and operating results.

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

We have also entered into a strategic relationship with Cencora, Inc., or Cencora, in preparation for the anticipated commercial launch in the United States of ONS-5010 (LYTENAVA (bevacizumab-vikg)), if approved by the FDA, pursuant to which Cencora would provide third-party logistics services and distribution, as well as medical information and pharmacovigilance services in the United States. If required, Cencora can provide similar services in Europe to support the commercialization of ONS-5010. If Cencora is unable to provide services pursuant to the strategic relationship, our business, financial condition and prospects may be adversely effected.

Moreover, any disputes with the third parties on which we rely concerning the adequacy of their commercialization efforts will substantially divert the attention of our senior management from other business activities and will require us to incur substantial legal costs to fund litigation or arbitration proceedings.

In the event that any of our license agreements or our strategic relationship with Cencora terminates, we may need to find another partner in those markets to commercialize and in certain instances, manufacture any product candidates. Further, upon any such termination, our contract counterparties may still have the right to commercialize these product candidates in such markets, which may affect our ability to commercialize in the same markets.

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

Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. We are currently experiencing delays in our anticipated timeline for FDA approval of ONS-5010 due to the FDA requirement to successfully complete an additional adequate and well-controlled trial for ONS-5010, which could result in a reduced period of time during which we could market ONS-5010 under patent protection if ultimately approved by the FDA.

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

Risks Related to Our Business Operations

Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics.

Disease outbreaks, epidemics and pandemics, in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and to maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of our product candidates, if at all. For example, patient enrollment and recruitment of NORSE TWO was delayed due to local clinical trial site protocols designed to protect staff and patients from COVID-19 infection. Additionally, general supply chain issues may be exacerbated during disease outbreaks, epidemics or pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. Moreover, the extent to which disease outbreaks, epidemics and pandemics may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. To the extent any future disease outbreak, epidemic or pandemic adversely affects our business, financial condition, results of operations and growth prospects, it could also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The United States and global economies are facing growing inflation, higher interest rates and potential recession. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the United States dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from epidemics, pandemics or ongoing overseas conflict could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

We and certain of our officers have been named as defendants in a pending securities class action lawsuit. This lawsuit, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. This lawsuit, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in its outcome.

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our product development activities.

On November 3, 2023, a securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to our BLA during the period from December 29, 2022 through August 29, 2023. The complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010 as a treatment for wet AMD and that we and/or our manufacturing partner had deficient CMC controls for ONS-5010, which remained unresolved at the time our BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve our BLA, and that our stock price dropped when such information was disclosed. The plaintiffs in the class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees.

It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuit and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from this matter, as the pending lawsuit is currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuit or the possible amount of any damages that we may be required to pay. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of the pending lawsuit and any potential future lawsuits, and we may not prevail in such lawsuits. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage.

We have not established any reserve for any potential liability relating to the pending lawsuit or any potential future lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests in the pending lawsuit, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition.

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

Risks Related to Ownership of Our Securities

Our common stock may be delisted from The Nasdaq Capital Market and begin trading in the over-the-counter markets if we are not successful in regaining compliance with Nasdaq’s continued listing standards, which may negatively impact the price of our common stock and our ability to access the capital markets.

On October 16, 2023, we received a letter from the Listing Qualifications Staff, or the Nasdaq Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that for the last 32 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until April 15, 2024, or the Compliance Date, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days before the Compliance Date. If we do not achieve compliance by the Compliance Date, we may be eligible for an additional 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible for the additional compliance period, and we do not regain compliance by the Compliance Date, The Nasdaq Capital Market will provide written notification to us that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

We intend to actively monitor the closing bid price of our common stock between now and the Compliance Date and will evaluate available options to resolve the deficiency and regain compliance with the minimum bid price rule.

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

Additionally, delisting of our common stock from the Nasdaq would constitute an event of default under the December 2022 Note. See “Raising additional capital, including modifications to our existing convertible securities, may cause dilution to our securityholders, restrict our operations or require us to relinquish rights to our technologies and product candidates” for additional information on the effects of an event of default under the terms of the December 2022 Note.

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

As further discussed in the Risk Factor above entitled “We and certain of our officers have been named as defendants in a pending securities class action lawsuit. This lawsuits and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. This lawsuit, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in its outcome”, we and two of our officers have been named as defendants a class action lawsuit filed in the United States District Court for the District of New Jersey. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuit and any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of NORSE EIGHT and/or could preclude or delay potential future clinical trials, or could preclude or delay commercialization efforts.

In addition, biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance.

GMS Ventures beneficially owns a significant percentage of our common stock and has the right to designate members to our board of directors and is able to exert significant control over matters subject to stockholder approval, which could prevent new investors from influencing significant corporate decisions.

As of September 30, 2023, GMS Ventures owned 70,047,204 shares of common stock and a warrant to acquire an additional 1,230,315 shares of common stock. Accordingly, GMS Ventures beneficially owned approximately 27.3% of our common stock as of such date. Under an amended and restated investor rights agreement with GMS Ventures, GMS Ventures also currently has the power to designate members of our board of directors proportionate to the aggregate holdings of GMS Ventures (including any of its affiliates), and two of our ten board members were designated by GMS Ventures. GMS Ventures’ interests may not coincide with the interests of other securityholders. GMS Ventures has the ability to influence our company through its ownership position and its representation on our board of directors, both of which may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our securityholders.

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

We are also a non-accelerated filer under the Exchange Act, and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common shares less attractive because we are not required to comply with the auditor attestation requirements. We cannot predict if investors will find our securities less attractive because we rely on these available exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

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

Pursuant to the 2015 Equity Incentive Plan, or the 2015 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2015 Plan, the number of shares of our common stock reserved for future issuance as of September 30, 2023 was 17,414,910 shares. The number of shares available for future grant under the 2015 Plan also provides for an “evergreen” increase on an annual basis unless our board of directors determines otherwise. In addition, we have reserved shares for issuance under our 2016 Employee Stock Purchase Plan, or the ESPP, which similarly provides for an annual “evergreen” increase unless determined otherwise by our board of directors. If our board of directors does not elect to reduce the annual increases in the number of shares available for future grant under the 2015 Plan or the ESPP, our stockholders may experience additional dilution, which could cause the market price of our securities to fall. We also currently have issued and outstanding a number of warrants to purchase an aggregate of 7,328,549 shares of our common stock, at prices ranging from $0.9535 to $12.00 per share.

Additionally, in December 2022, we issued the December 2022 Note to the Lender. The December 2022 Note is convertible into shares of common stock at the option of the Lender or the Company under certain conditions described in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness.”

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused federal net operating losses, or NOLs, for taxable years beginning before January 1, 2018 may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal tax laws.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act, or the IRA. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases, both provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the IRA, but do not expect it to have a material impact on our financial statements.

Our international operations may subject us to greater than anticipated tax liabilities.

The amount of taxes we may pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to any future intercompany arrangement or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws, each as amended, provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation

Law, our amended and restated certificate of incorporation or our amended and restated bylaws, each as amended, or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

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

Item 3. Legal Proceedings

On November 3, 2023, a securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Exchange Act in connection with allegedly false and misleading statements made by us related to our BLA during the period from December 29, 2022 through August 29, 2023. The complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010 as a treatment for wet AMD and that we and/or our manufacturing partner had deficient CMC controls for ONS-5010, which remained unresolved at the time our BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve our BLA, and that our stock price dropped when such information was disclosed. The plaintiffs in the class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees.

The pending lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuit and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuit and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the pending lawsuit is currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuit or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense of the pending lawsuit and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuit and any other related lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.

From time to time, we may also become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no additional claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “OTLK”.

Common Stockholders

As of December 14, 2023, there were approximately 80 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year ended September 30, 2023.

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

Overview

We are a biopharmaceutical company working to launch the first ophthalmic formulation of bevacizumab approved by the U.S. Food and Drug Administration, or FDA, for use in retinal indications. Our goal is to launch directly in the United States as the first and only approved ophthalmic bevacizumab for the treatment of wet age-related macular degeneration, or wet AMD, diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO. Our plans also include seeking approval and launching the product in the United Kingdom, Europe, Japan and other markets, either directly or through a strategic partner. If approved, we expect to receive 12 years of regulatory exclusivity in the United States and up to 10 years of market exclusivity in the European Union.

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

In March 2022, we submitted a Biologics License Application, or BLA, with the FDA for ONS-5010 (LYTENAVA (bevacizumab-vikg)), an investigational ophthalmic formulation of bevacizumab, which we have developed to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. In May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022, and in October 2022, we received confirmation from the FDA that our BLA had been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. On August 29, 2023, we received a Complete Response Letter, or CRL, in which the FDA concluded it could not approve the BLA during this review cycle due to several CMC issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence.  At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010, as well as additional requested CMC data indicated in the CRL to approve ONS-5010 for use in wet AMD.

Separately, in October 2022 we submitted a Marketing Authorization Application, or MAA, for ONS-5010 with the European Medicines Agency, or the EMA. On December 22, 2022, our MAA was validated for review by the EMA. The formal review process of the MAA by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, is now well advanced with an estimated decision date expected in the first half of calendar 2024. ONS-5010 is our sole product candidate in active development.

Because there are no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted a standard BLA, and are not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of unapproved bevacizumab. In the United States, approximately 66.3% of new patient starts are off-label repackaged bevacizumab (ASRS 2022 Membership Survey Presented at ASRS NY 2022).

Our initial BLA submission for ONS-5010 in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. The study design for our clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019. In August 2020, we reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 (bevacizumab-vikg) to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters in Best Corrected Visual Acuity, or BCVA, score was met and was both highly statistically significant and clinically relevant. In the ITT primary dataset, the percentage of patients who gained at least 15 letters who were treated with ONS-5010, was 41.7%, and the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the PP dataset (p = 0.04) where the percentages were almost identical, at 41.0% with ONS-5010, and 24.7% with ranibizumab. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0043). A mean change of 11.2 letters in BCVA score was observed with ONS-5010, and with ranibizumab the mean change was 5.8 letters. The results were also statistically significant in the secondary PP dataset (p = 0.05) with a mean change with ONS-5010 of 11.1 letters versus 7.0 letters with ranibizumab. Results were also positive for the remaining NORSE TWO secondary endpoints with 56.5% (p = 0.0016) of ONS-5010 subjects gaining ≥ 10 letters of vision and 68.5% (p = 0.0116) of ONS-5010 subjects gaining ≥ 5 letters of vision. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA. In March 2021, we reported that the results from NORSE THREE showed a positive safety profile for ONS-5010. The NORSE BLA registration program is also being used to support our MAA submission in the European Union.

To support the resubmission of our BLA, we have agreed to run an additional clinical trial. In December 2023, we submitted a Special Protocol Assessment, or SPA, to the FDA for this study (NORSE EIGHT) seeking confirmation that it will meet the requirements for a second adequate and well-controlled clinical trial to support our planned resubmission of the ONS-5010 BLA. A response from the FDA is expected in early February 2024. NORSE EIGHT will be a randomized, controlled, parallel-group, masked non-inferiority study of neovascular age-related macular degeneration subjects randomized in a 1:1 ratio to receive 1.25 mg ONS-5010 or 0.5 mg ranibizumab intravitreal injections. Subjects will receive injections at Day 0 (randomization), Week 4, and Week 8 visits. Approximately 400 patients are expected to be enrolled in the study. Enrollment of patients is expected to begin in early 2024.  We have submitted a SPA for NORSE EIGHT seeking confirmation from the FDA that, if successful, this study will address the FDA’s requirement for a second adequate and well-controlled clinical trial to support the resubmission of the ONS-5010 BLA for wet AMD. The FDA is expected to respond to the SPA in early February 2024.

We have received agreement from the FDA on three SPAs for three additional registration clinical trials for our ongoing Phase 3 program for ONS-5010. The agreements reached with the FDA on these SPAs cover the protocols for NORSE FOUR, a registration clinical trial evaluating ONS-5010 to treat BRVO, and NORSE FIVE and NORSE SIX, two registration clinical trials evaluating ONS-5010 to treat exudative age related macular degeneration, or DME. We intend to initiate these studies following the anticipated FDA approval of our BLA for wet AMD.

In November 2021, we began enrolling patients in our NORSE SEVEN clinical trial. The study compares the safety of ophthalmic bevacizumab in vials versus pre-filled syringes. This study supports a supplemental BLA, or sBLA, we expect to submit subsequent to our current BLA receiving approval for wet AMD.

Going Concern Consideration

Through September 30, 2023, we have funded substantially all of our operations with $470.6 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the year ended September 30, 2023 was $59.0 million. We also had a net loss of $66.1 million for the year ended September 30, 2022. We have not generated any revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop.

On March 26, 2021, we entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., as sales agent (“Wainwright”), (the “Wainwright ATM Agreement” or the “Wainwright ATM Offering”), under which we could issue and sell shares of our common stock having an aggregate offering price of up to $40,000,000 from time to time through Wainwright. We incurred financing costs of $197,654, which were capitalized and reclassified to additional paid in capital on a pro rata basis when we sold common stock under the Wainwright ATM Offering. Under the Wainwright ATM Agreement, we paid Wainwright a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the Wainwright ATM Agreement. We terminated the Wainwright ATM Agreement effective May 15, 2023.

During the year ended September 30, 2023, we sold 895,391 shares of common stock under the Wainwright ATM Offering and generated $1,127,904 in gross proceeds. We paid fees to the Wainwright and other issuance costs of $38,799.

On May 16, 2023, we entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”), as sales agent (the “BTIG ATM Agreement” or the “BTIG ATM Offering”), under which we may issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 from time to time through BTIG. We incurred financing costs of $353,688, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when we sell common stock under the BTIG ATM Offering.

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

During the year ended September 30, 2023, we sold 3,578,223 shares of common stock pursuant to the BTIG ATM Offering, generating $6.3 million in gross proceeds. The fees paid to BTIG were $0.2 million.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe our current cash resources of $23.4 million as of September 30, 2023 are sufficient to fund our operations through one year from the Form 10-K filing date as a result of the costs associated with initiating the planned NORSE EIGHT clinical trial and the April 1, 2024 maturity date of the December 2022 Note, as amended in December 2023. We are currently in discussions with the Lender of the December 2022 Note to further extend the maturity of the December 2022 Note. However, there can be no assurance that we will be successful in further extending the maturity date. The terms of a further extension could include additional interest or other fees, or a change in the conversion price that could increase the number of shares that need to be issued to satisfy a conversion of the December 2022 Note. We are currently assessing the costs to conduct NORSE EIGHT and will need to secure additional funding to complete the study. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise substantial additional capital to fund our planned future operations, receive approval for and commercialize ONS-5010, commence and continue clinical trials, or develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010 or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Loss on equity method investment

Loss on equity method investment represents our proportionate share for the period of the net loss of our investee to which the equity method of accounting is applied. We account for equity investments where we own a non-controlling interest, but have the ability to exercise significant influence, under the equity method of accounting.

Interest Expense, Net

Interest expense, net consists of cash paid and non-cash interest expense related to our senior secured notes, equipment loans, lease liabilities and other finance obligations, net of de minimis amount of interest income.

Loss on Extinguishment of Debt

We recognized a $0.6 million loss on extinguishment related to the prepayment and cancellation our November 2021 Note (as defined below) during the year ended September 30, 2023 that was accounted for as an extinguishment. During the year ended September 30, 2022, we recorded a loss on extinguishment of $1.0 million in connection with our November

2020 Note (as defined below) amendment during the year that was accounted for as an extinguishment of the November 2020 Note.

Change in Fair Value of Promissory Notes

The change in fair value relates to convertible promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our convertible promissory notes. We recorded the convertible promissory note at fair value with changes in fair value recorded in the consolidated statements of operations.

Change in Fair Value of Warrant Liability

We issued warrants to purchase our common stock in conjunction with convertible senior secured notes issued pursuant to a certain Note and Warrant Purchase Agreement dated December 22, 2017, which are classified as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations as other (income) expense.

Income Taxes

During the years ended September 30, 2023 and 2022, we had no accruals for foreign withholding taxes in connection with our collaboration and licensing agreements. We did not sell any NOLs or unused research and development tax credits during the years ended September 30, 2023 and 2022.

Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey state NOLs and research and development, or R&D, tax credits) for the net losses we have incurred in each year or on our earned R&D tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2023, we had federal and state NOL carryforwards of $371.7 million and $207.5 million, respectively, that will begin to expire in 2030 and 2039, respectively. As of September 30, 2023, we had federal foreign tax credit carryforwards of $1.6 million available to reduce future tax liabilities, which begin to expire starting in 2023. As of September 30, 2023, we also had federal and state R&D tax credit carryforwards of $11.2 million and $0.8 million, respectively, that will begin to expire in 2032 and 2033, respectively.

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

Results of Operations

Comparison of Years Ended September 30, 2023 and 2022

	Year ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$26,452,942	$42,330,856	$(15,877,914)
General and administrative	26,673,440	20,739,897	5,933,543
Loss from operations	(53,126,382)	(63,070,753)	9,944,371

Loss on equity method investment	10,998	48,730	(37,732)
Interest expense, net	1,559,748	1,487,456	72,292
Loss on extinguishment of debt	577,659	1,025,402	(447,743)
Change in fair value of promissory notes	3,756,000	882,903	2,873,097
Change in fair value of warrant liability	(50,919)	(465,780)	414,861
Loss before income taxes	(58,979,868)	(66,049,464)	7,069,596
Income tax expense	2,800	2,800	—
Net loss	$(58,982,668)	$(66,052,264)	$7,069,596

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the years ended September 30, 2023 and 2022:

	Year ended September 30,
	2023	2022
ONS-5010 development	$28,718,140	$29,596,954
Compensation and related benefits	2,126,772	2,392,139
Stock-based compensation	986,598	2,691,330
Other research and development	(5,378,568)	7,650,433
Total research and development expenses	$26,452,942	$42,330,856

Research and development expenses for the year ended September 30, 2023 decreased by $15.9 million compared to the year ended September 30, 2022. The decrease was primarily due to BLA submission fees of $6.2 million paid in the prior period that were subsequently waived and refunded by the FDA in the current period, $0.9 million decrease in ONS 5010 development costs in the current period, and a decrease in stock-based compensation expenses of $1.7 million primarily due to vesting of performance-based stock options for some of our executives in the prior period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by type for the years ended September 30, 2023 and 2022:

	Year ended September 30,
	2023	2022
Professional fees	$14,522,528	$8,637,887
Compensation and related benefits	4,366,447	4,102,783
Stock-based compensation	4,560,421	5,019,474
Facilities, fees and other related costs	3,224,044	2,979,753
Total general and administrative expenses	$26,673,440	$20,739,897

General and administrative expenses for the year ended September 30, 2023 increased by $5.9 million compared to the year ended September 30, 2022. The increase compared to the prior period was primarily due to an increase in professional fees of $5.8 million related to our pre-launch preparations in anticipation of a potential approval of our BLA for ONS-5010 during 2023.

Loss on Equity Method Investment

Loss on equity method investment represents our share of the loss from Beijing Syntone Biopharma Ltd, or Syntone JV.

Interest Expense, Net

Interest expense increased by $0.1 million to $1.6 million for the year ended September 30, 2023, as compared to $1.5 million for the year ended September 30, 2022. The increase was primarily related to a new unsecured convertible promissory note issued in December 2022. The comparable prior period interest expense related to an unsecured promissory note issued in November 2021 which was prepaid and cancelled during the year ended September 30, 2023.

Loss on Extinguishment of Debt

We recognized a $0.6 million loss on extinguishment related to the prepayment and cancellation of our November 2021 Note (as defined below) during the year ended September 30, 2023 that was accounted for as an extinguishment. During the year ended September 30, 2022, we recorded a loss on extinguishment of $1.0 million in connection with our November 2020 Note (as defined below) amendment during the year that was accounted for as an extinguishment of the November 2020 Note.

Change in Fair Value of Promissory Notes

The change in fair value relates to the convertible promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our convertible promissory notes. We record the convertible promissory notes at fair value with changes in fair value recorded in the consolidated statements of operations.

Change in Fair Value of Warrant Liability

We recognized income related to the decrease in the fair value of our common stock warrant liability in both fiscal years 2023 and 2022. This income was attributed to a decline in the price of our common stock during those periods. In fiscal year 2023, we recorded income of $0.1 million, compared to $0.5 million in fiscal year 2022.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through September 30, 2023, we have funded substantially all of our operations with $470.6 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

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

On November 5, 2020, we received $10.0 million in net proceeds from the issuance of an unsecured promissory note, or the November 2020 Note, with a face amount of $10.2 million. The November 2020 Note bore interest at a rate of 7.5% per annum, and was due to mature on January 1, 2022, and included an original issue discount of $0.2 million. On November 16, 2021, we entered into an amendment to the November 2020 Note, which, among other things, (i) extended the maturity date to January 1, 2023, (ii) increased the interest rate from 7.5% per annum to 10% per annum beginning on January 1, 2022, and (iii) provided for the lender’s right to redeem some or all of the outstanding balance of the 2020 Note for shares of our common stock beginning July 1, 2022, subject to certain limitations. On June 30, 2022, we prepaid the 2020 Note in full by paying 105% of the outstanding balance. The total payment was $12.9 million, which included interest of $1.5 million and other fees totaling $1.2 million.

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

In November 2021, we issued in an underwritten public offering an aggregate of 46,000,000 shares of common stock at a purchase price per share of $1.25 for $54.0 million in net proceeds after payment of underwriter discounts and commissions and other underwriter offering costs. GMS Ventures, our largest stockholder, purchased an aggregate of 16,000,000 shares of common stock in the public offering. In connection with the underwritten public offering, we issued the underwriter warrants to purchase up to an aggregate of 2,100,000 shares of common stock at an exercise price of $1.5625 per share, which warrants have a five-year term.

During the year ended September 30, 2022, warrants to purchase an aggregate of 400,360 shares of common stock with a weighted average exercise price of $12.00 expired; and warrants to purchase an aggregate of 15,675 shares of common stock with a weighted average exercise price of $12.00 were exercised for cash.

During the year ended September 30, 2023, we sold 895,391 shares of common stock under our Wainwright ATM Offering for $1.1 million in net proceeds, and the fees paid to the sales agent were immaterial. During the year ended September 30, 2022, we sold 4,808,269 shares of common stock under our Wainwright ATM Offering for $8.3 million in gross proceeds, after we paid fees to the sales agent of $0.3 million.

During the year ended September 30, 2023, we sold 3,578,223 shares of common stock pursuant to the BTIG ATM Offering, generating $6.1 million in net proceeds after we paid fees to BTIG of $0.2 million.

In December 2022, in a registered direct equity offering to certain institutional and accredited investors, including GMS Ventures, our largest stockholder, we issued 28,460,831 shares of common stock at a purchase price per share of $0.8784 for $23.2 million in net proceeds after payment of placement agent fees and other offering costs. GMS Ventures purchased an aggregate of 14,230,418 shares of common stock in the registered direct equity offering. In connection with the registered direct equity offering, we issued to M.S. Howells & Co., as placement agent for certain accredited investors in the offering, warrants to purchase up to an aggregate of 515,755 shares of common stock, which will be exercisable commencing on the one-year anniversary of the closing of the offering at an exercise price of $1.05 per share, which warrants have a three-year term.

On December 22, 2022, we entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note with a face amount of $31.8 million, or the December 2022 Note, to Streeterville Capital, LLC, or the Lender, the holder of our November 2021 Note. The December 2022 Note has an original issue discount of $1.8 million. A portion of the proceeds from the December 2022 Note were used to repay in full the remaining outstanding principal and accrued interest on the November 2021 Note, which was cancelled upon repayment. We received net proceeds of $18.1 million upon the closing on December 28, 2022, after deducting the Lender’s transaction costs in connection with the issuance and November 2021 Note repayment. The December 2022 Note bears interest at 9.5% per annum and matures on January 1, 2024. The December 2022 Note contains customary covenants, including a restriction on our ability to pledge certain of our assets, subject to certain exceptions, without the Lender’s consent. The Lender has have the right to convert the December 2022 Note at an initial conversion price of $2.00 per share. The principal amount and conversion price of the December 2022 Note are subject to adjustment upon certain triggering events. See “Description of Indebtedness” below for additional detail.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2023, we had an accumulated deficit of $467.9 million and $36.8 million of principal, accrued interest and exit fees due on the December 2022 Note. We do not believe our current cash resources of $23.4 million are sufficient to fund our operations through one year from the Form 10-K filing date  as a result of the costs associated with initiating the planned NORSE EIGHT clinical trial and the April 1, 2024 maturity date of the December 2022 Note, as amended in December 2023. We are currently in discussions with the holder of the December 2022 Note to further extend the maturity of the December 2022 Note. The terms of a further extension could include additional interest or other fees, or a change in the conversion price that could increase the number of shares that need to be issued to satisfy a conversion of the December 2022 Note. We are currently assessing the costs to conduct NORSE EIGHT and will need to secure additional funding to complete the study. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop. We will need substantial additional financing to fund our operations and to commercially develop ONS-5010 or any other product candidate we may develop. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, private placements and/or public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful. Alternatively, we will be required to, among other things, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

Cash Flows

The following table summarizes our cash flows for each of the years presented:

	Year ended September 30,
	2023	2022
Net cash used in operating activities	$(42,973,398)	$(56,674,559)
Net cash provided by financing activities	48,968,568	59,594,047
Net increase in cash and cash equivalents	$5,995,170	$2,919,488

Operating Activities

During the year ended September 30, 2023, we used $43.0 million of cash in operating activities resulting primarily from our net loss of $59.0 million. This use of cash was partially offset by $12.4 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of promissory notes, change in fair value of warrant liability, loss on extinguishment of debt, loss on equity method investment and depreciation and amortization expense. We also paid interest on debt of $1.2 million during the period. The net cash inflow of $4.8 million from changes in our operating assets and liabilities was primarily due to a net increase in accounts payable and accrued expenses of $2.4 million and a decrease in prepaid expenses of $2.6 million for timing of payments associated with ONS-5010 development costs, partially offset by an increase in other assets of $0.2 million.

During the year ended September 30, 2022, we used $56.7 million of cash in operating activities resulting primarily from our net loss of $66.1 million. This use of cash was partially offset by $11.1 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of warrant liability, change in fair value of promissory notes, loss on extinguishment of debt, loss on equity method investment and depreciation and amortization expense. The net cash outflow of $1.7 million from changes in our operating assets and liabilities was primarily due to an increase in prepaid expenses of $3.1 million for prepayments associated with ONS-5010 development costs, partially offset by an increase in accounts payable and accrued expenses of $1.5 million.

Financing Activities

During the year ended September 30, 2023, net cash provided by financing activities was $49.0 million, primarily attributable to $23.2 million in net proceeds from a registered direct equity offering in December 2022 of an aggregate of 28,460,831 shares of our common stock, $7.2 million in net proceeds from the sale of common stock under our Wainwright ATM Offering and BTIG ATM Offering and $30.0 million in net proceeds from the issuance of the December 2022 Note with a face amount of $31.8 million in December 2022. We also made $10.2 million in debt and finance lease obligation payments and a $0.8 million payment of financing costs.

During the year ended September 30, 2022, net cash provided by financing activities was $59.6 million, primarily attributable to $54.0 million in net proceeds from an underwritten public offering in November 2021 of an aggregate of 46,000,000 shares of our common stock and accompanying 2,100,000 warrants to purchase shares of our common stock, $0.2 million in net proceeds from exercise of common stock warrants, $8.3 million in net proceeds from the sale of common stock under our Wainwright ATM Offering and $9.4 million in net proceeds from the issuance of the November 2021 Note with a face amount of $10.2 million in November 2021. We also made $12.3 million in debt and finance lease obligation payments.

Description of Indebtedness

On December 22, 2022, we entered into the Securities Purchase Agreement and issued the December 2022 Note to the Lender. The December 2022 Note has a face value of $31.8 million and an original issue discount of $1.8 million. The December 2022 Note bears interest at 9.5% per annum and matures on January 1, 2024. The December 2022 Note contains customary covenants, including a restriction on our ability to pledge certain of our assets, subject to certain exceptions, without the Lender’s consent. The Lender has the right to convert the December 2022 Note at the Conversion Price (as defined below).  The principal amount and Conversion Price of the December 2022 Note are subject to adjustment upon certain triggering events. In addition, the Company has the right to convert all or any portion of the outstanding balance under the December 2022 Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $2.50 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. We may make payments (i) in cash, (ii) in shares of common stock, with the number of shares being equal to the portion of the applicable payment amount divided by the Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. Any payments made by us in cash, including prepayments or repayment at maturity, will be subject to an additional fee of 7.5%. Upon the occurrence of certain events described in the December 2022 Note, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent (each such event, a Trigger Event), the Lender shall have the right, subject to certain exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default (such event, an Event of Default). Following an Event of Default, the Lender may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the December 2022 Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. If the Conversion Price is below $0.1756 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. Subject to certain exceptions, while the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt and a 10% participation right in any future debt or equity financings. In December 2023, we amended the December 2022 Note to change the maturity date of the December 2022 Note to April 1, 2024 to allow time to negotiate the terms to further extend the maturity of the December 2022 Note. We paid a one-time cash fee of $475,000 to the Lender. No other terms of the December 2022 Note were amended.

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

We do not believe our existing cash and cash equivalents as of September 30, 2023 of $23.4 million are sufficient to fund our operations through one year from the Form 10-K filing date  as a result of the costs associated with initiating the planned NORSE EIGHT clinical trial and the April 1, 2024 maturity date of the December 2022 Note, as amended in December 2023. We are currently in discussions with the holder of the December 2022 Note to further extend the maturity of the December 2022 Note.  However, there can be no assurance that we will be successful in further extending the maturity date. The terms of a further extension could include additional interest or other fees, or a change in the conversion price that could increase the number of shares that need to be issued to satisfy a conversion of the December 2022 Note. We are currently assessing the costs to conduct the additional study and will need to secure additional funding to complete the study. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will need to raise substantial additional capital in order to complete our planned ONS-5010 development program. We plan to finance our future operations with a combination of proceeds from potential strategic collaborations, sale of the development and commercial rights to our drug product candidates, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Further, due to current market volatility, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. There are no assurances that we will be successful in obtaining an adequate level of financing for the commercialization of ONS-5010 or the development of any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the number and characteristics of the product candidates we pursue;
●	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
●	the cost of manufacturing our product candidates and any drugs we successfully commercialize;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	expenses associated with the pending securities class action lawsuit, as well as other potential litigation; and
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Outlook Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Outlook Therapeutics, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of prepaid and accrued research and development expenses

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

We identified the evaluation of prepaid and accrued research and development expenses for contract manufacturing organizations (CMOs) used by the Company for supply and manufacturing of pre-clinical and clinical trial materials and commercial materials, including manufacturing validation batches, as a critical audit matter. Specifically, evaluating the sufficiency of audit evidence obtained over associated costs incurred for the services provided by the CMOs required especially subjective auditor judgment due to the nature of evidence available regarding progress towards completion of underlying phases within the statements of work.

The following are the primary procedures we performed to address this critical audit matter. We examined (1) statements of work, (2) payments, and (3) communications received from the CMOs related to the status of underlying phases within the statements of work, and compared them to the Company's schedules of costs incurred as of year-end. We also confirmed the status of underlying phases within the statements of work directly with the CMOs. We assessed the sufficiency of audit evidence obtained related to prepaid and accrued research and development expenses related to statements of work with the CMOs by evaluating the cumulative results of the audit procedures.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

December 22, 2023

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$23,391,982	$17,396,812
Prepaid expenses and other current assets	7,587,216	10,123,634
Total current assets	30,979,198	27,520,446

Operating lease right-of-use assets, net	26,172	70,360
Equity method investment	793,932	804,930
Other assets	501,299	132,015
Total assets	$32,300,601	$28,527,751

Liabilities, convertible preferred stock and stockholders’ (deficit) equity

Current liabilities:
Current portion of long-term debt	$35,551,000	$10,915,015
Current portion of finance lease liabilities	4,267	11,751
Current portion of operating lease liabilities	—	26,995
Accounts payable	6,574,523	3,491,485
Accrued expenses	2,745,740	3,427,900
Income taxes payable	1,856,629	1,856,629
Total current liabilities	46,732,159	19,729,775

Finance lease liabilities	—	4,267
Warrant liability	6,219	57,138
Total liabilities	46,738,378	19,791,180

Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding	—	—
Total convertible preferred stock	—	—

Stockholders’ (deficit) equity:
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 425,000,000 shares authorized; 260,257,517 and 227,310,572 shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively	2,602,574	2,273,105
Additional paid-in capital	450,877,835	415,398,984
Accumulated deficit	(467,918,186)	(408,935,518)
Total stockholders' (deficit) equity	(14,437,777)	8,736,571
Total liabilities, convertible preferred stock and stockholders' (deficit) equity	$32,300,601	$28,527,751

See accompanying notes to consolidated financial statements

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended September 30,
	2023	2022
Operating expenses:
Research and development	$26,452,942	$42,330,856
General and administrative	26,673,440	20,739,897
Loss from operations	(53,126,382)	(63,070,753)
Loss on equity method investment	10,998	48,730
Interest expense, net	1,559,748	1,487,456
Loss on extinguishment of debt	577,659	1,025,402
Change in fair value of promissory notes	3,756,000	882,903
Change in fair value of warrant liability	(50,919)	(465,780)
Loss before income taxes	(58,979,868)	(66,049,464)
Income tax expense	2,800	2,800
Net loss	$(58,982,668)	$(66,052,264)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.24)	$(0.31)
Weighted average shares outstanding, basic and diluted	250,176,633	212,079,472

See accompanying notes to consolidated financial statements

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at October 1, 2021	176,461,628	1,764,616	345,726,087	(342,883,254)	$4,607,449
Issuance of common stock in connection with exercise of warrants	15,675	157	187,943	—	188,100
Issuance of common stock in connection with exercise of stock options	25,000	250	17,500	—	17,750
Sale of common stock, net of issuance costs	50,808,269	508,082	61,756,650	—	62,264,732
Stock-based compensation expense	—	—	7,710,804	—	7,710,804
Net loss	—	—	—	(66,052,264)	(66,052,264)
Balance at September 30, 2022	227,310,572	2,273,105	415,398,984	(408,935,518)	8,736,571
Issuance of common stock upon conversion of convertible promissory accrued interest	12,500	125	24,875	—	25,000
Sale of common stock, net of issuance costs	32,934,445	329,344	29,906,957	—	30,236,301
Stock-based compensation expense	—	—	5,547,019	—	5,547,019
Net loss	—	—	—	(58,982,668)	(58,982,668)
Balance at September 30, 2023	260,257,517	$2,602,574	$450,877,835	$(467,918,186)	$(14,437,777)

See accompanying notes to consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(58,982,668)	$(66,052,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,188	204,694
Loss on extinguishment of debt	577,659	1,025,402
Non-cash interest expense	2,529,830	1,655,340
Stock-based compensation	5,547,019	7,710,804
Change in fair value of promissory notes	3,756,000	882,903
Change in fair value of warrant liability	(50,919)	(465,780)
Loss on equity method investment	10,998	48,730
Interest paid on debt	(1,158,609)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,616,925	(3,092,811)
Other assets	(208,203)	—
Operating lease liabilities	(26,995)	(42,854)
Accounts payable	3,083,038	1,295,136
Accrued expenses	(711,661)	156,141
Net cash used in operating activities	(42,973,398)	(56,674,559)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of issuance costs	30,024,213	62,307,307
Proceeds from debt	30,000,000	10,000,000
Proceeds from exercise of common stock warrants	—	188,100
Proceeds from exercise of stock options	—	17,750
Payments of finance lease obligations	(11,751)	(26,464)
Repayment of debt	(10,220,000)	(12,292,646)
Payment of financing costs	(823,894)	(600,000)
Net cash provided by financing activities	48,968,568	59,594,047
Net increase in cash and cash equivalents	5,995,170	2,919,488
Cash and cash equivalents at beginning of year	17,396,812	14,477,324
Cash and cash equivalents at end of year	$23,391,982	$17,396,812
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,160,008	$1,556,691
Cloud computing implementation costs in accrued expenses	$29,500	$—
Supplemental schedule of non-cash financing activities:
Convertible promissory note accrued interest converted into common stock	$25,000	$—
Deferred offering costs amortization	$141,600	$42,575

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

In fiscal year 2022, the Company submitted a Biologics License Application (“BLA”), and received confirmation from the U.S. Food and Drug Administration (“FDA”) that the BLA had been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. On August 29, 2023, the Company received a Complete Response Letter (CRL) in which the FDA concluded it could not approve the BLA during this review cycle due to several chemical, manufacturing and control, or CMC, issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence.  At subsequent Type A meetings with the FDA, the Company learned that the FDA requires the successful completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010, as well as additional requested CMC data indicated in the CRL to approve ONS-5010 for use in wet age related macular degeneration (“wet AMD”). Additionally, the Company submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA), which has been validated for review with an estimated decision date expected in early 2024.

2.     Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $467,918,186 as of September 30, 2023. As of September 30, 2023, the Company had $36,763,381 of principal, accrued interest and exit fees due under an unsecured convertible promissory note issued in December 2022 (the “December 2022 Note”), maturing on April 1, 2024, as amended.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management does not believe that the Company’s existing cash and cash equivalents as of September 30, 2023 are sufficient to fund the Company’s operations through one year from the Form 10-K filing date  as a result of the costs associated with initiating the planned NORSE EIGHT clinical trial and the April 1, 2024 maturity date of the December 2022 Note. Management is currently assessing the costs to conduct NORSE EIGHT and will need to secure additional funding to complete the study. Additional financing will be needed by the Company to fund its operations in the future and to commercially launch ONS-5010 and develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may also include, but are not limited to, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. In addition, the Company is in discussions to further extend the maturity date of the December 2022 Note beyond April 1, 2024. The terms of the further extension could include additional interest or other fees, or a change in the conversion price that could increase the number of shares that need to be issued to satisfy a conversion of the December 2022 Note. However, there can be no assurance that these future funding efforts  will be successful or that we will be successful in further extending the maturity date of the December 2022 Note.

The Company’s future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing discussed above; (ii) the Company’s ability to successfully begin marketing of its

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Cash and cash equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and convertible to known cash amounts. At September 30, 2023 and 2022, the Company’s cash equivalents consist of a money market account.

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

At September 30, 2023 and 2022, the Company’s financial instruments included cash, accounts payable, accrued expenses, convertible notes and warrant liabilities. The carrying amount of accounts payable, and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Fair Value Option

The Company elected the fair value option to account for the December 2022 Note. Refer to Note 7 for further details on the December 2022 Note. The fair value of the December 2022 Note is estimated using a binomial lattice model, which evaluates the payouts under hold, convert or call decisions. Significant estimates in the binomial lattice model include the Company’s stock price, volatility, risk-free rate of return, and credit-adjusted discount rate.

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the consolidated balance sheet. The Company had no Short-Term Leases as of September 30, 2023.

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Net loss per share

Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted net loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, performance-based stock options and units, and stock options and non-vested restricted stock unit (“RSU”) awards using the treasury stock method. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares due to the Company’s losses.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2023 and 2022, as they would be antidilutive:

	As of September 30,
	2023		2022
Performance-based stock units	2,470		2,470
Performance-based stock options	700,000		700,000
Stock options	23,956,279		20,124,581
Common stock warrants	7,328,549		6,812,794
Convertible debt	17,099,246	(i)	—

(i)	The potentially dilutive securities related to convertible debt are calculated based on a fixed conversion price of $2.00 per share, which is subject to change as described in Note 8.

Recently issued accounting pronouncements

There have been no accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

4.     Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$35,551,000
Warrant liability	—	—	6,219
Total	$—	$—	$35,557,219

	September 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$—
Warrant liability	—	—	57,138
Total	$—	$—	$57,138

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and the December 2022 Note for the years ended September 30, 2023 and 2022:

	Unsecured Convertible
	Promissory Note	Warrants
Balance at October 1, 2021	$—	$522,918
Change in fair value	—	(465,780)
Balance at September 30, 2022	—	57,138
Fair value at issuance date	31,820,000	—
Conversion of accrued interest to common stock shares	(25,000)	—
Change in fair value	3,756,000	(50,919)
Balance at September 30, 2023	$35,551,000	$6,219

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

The fair value of the December 2022 Note as of September 30, 2023 was estimated using a binomial lattice model with the following assumptions:

	September 30, 2023
Term (years)		0.3
Stock price		$0.22
Volatility		71.0%
Risk-free rate		5.5%
Dividend yield		—%
Credit-adjusted discount rate		22.8%

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

	September 30,

	2023		2022
Risk-free interest rate		5.30%	4.23%
Remaining contractual term of warrants (years)		1.4	2.4
Expected volatility		158.3%	92.5%
Annual dividend yield		—%	—%
Fair value of common stock (per share)		$0.22	$1.22

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

The Company made the initial investment of $900,000 in June 2020 and  is committed to making capital contributions to Syntone JV of approximately $2,100,000, based upon the development plan contemplated in the license agreement. The maximum exposure to a loss as a result of the Company’s involvement in Syntone JV is limited to the initial investment and the future capital contributions totaling approximately $2,100,000.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

6.     Accrued Expenses

Accrued expenses consists of:

	September 30,
	2023	2022
Compensation	$919,970	$1,976,252
Research and development	1,234,192	744,154
Professional fees	165,192	564,423
Other accrued expenses	426,386	143,071
	$2,745,740	$3,427,900

7.     Debt

Debt consists of:

	September 30,
	2023	2022
Unsecured convertible promissory note (measured at fair value)	$35,551,000	$—
Unsecured promissory note	—	11,114,518
Total debt	35,551,000	11,114,518
Less: unamortized loan costs	—	(199,503)
Total debt, net of unamortized loan costs	35,551,000	10,915,015
Less: current portion	(35,551,000)	(10,915,015)
Long-term debt	$—	$—

December 2022 Note

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

The December 2022 Note bears interest at 9.5% per annum and matures on January 1, 2024. The December 2022 Note contains customary covenants, including a restriction on the Company’s ability to pledge certain of the Company’s assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender has the right to convert the December 2022 Note at the Conversion Price (as defined below). The principal amount and conversion price of the December 2022 Note are subject to adjustment upon certain triggering events. In addition, the Company has the right to convert all or any portion of the outstanding balance under the December 2022 Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $2.50 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. Payments may be made by the Company (i) in cash, (ii) in shares of common stock, with the number of shares being equal to the portion of the applicable payment amount divided by the Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. Any payments made by the Company in cash, including prepayments or repayment at maturity, will be subject to an additional fee of 7.5%. Upon the occurrence of certain events described in the December 2022 Note, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Agreement, and the occurrence of certain transactions without the Lender’s consent (each such event, a “Trigger Event”), the Lender shall have the right, subject to certain exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default (such event, an “Event of Default”). Following an Event of Default, the Lender may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the December 2022 Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. If the Conversion Price is below $0.1756 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. Subject to certain exceptions, while the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt and a 10% participation right in any future debt or equity financings. In December 2023, the December 2022 Note was amended to change the mauturity date of the December 2022 Note to April 1, 2024 to allow time to further negotiate a longer extension of maturity of the December 2022 Note. The Company paid a one-time cash fee of $475,000 to the Lender. No other terms of the December 2022 Note were amended.

The Company elected to account for the December 2022 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as a result the original issue discount of $1,820,000 and debt issuance costs were written off upon election to fair value and accounted for as interest. During the year ended September 30, 2023, the Company recognized $2,074,964 of interest expense related to original issue discount of $1,820,000 and other third party debt issuance costs of $254,964.

November 2021 Note

On November 16, 2021, the Company received $10,000,000 in net proceeds from the issuance of an unsecured promissory note (the “November 2021 Note”) with a face amount of $10,220,000. Debt issuance costs totaling $820,000 were recorded as debt discount and are deducted from the principal in the accompanying consolidated balance sheets. The debt discount was amortized as a component of interest expense over the term of the underlying debt using the effective interest method. The note bore interest at a rate of 9.5% per annum compounding daily and was set to mature on January 1, 2023. The Company could prepay all or a portion of the note at any time by paying 105% of the outstanding balance elected for pre-payment.

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

During the years ended September 30, 2023 and 2022, the Company recognized $454,866 and $1,655,340, respectively, of interest expense related to the unsecured promissory notes, of which $190,775 and $646,299, respectively, are related to the amortization of debt discount.

November 2020 Note

On November 5, 2020, the Company received $10,000,000 in net proceeds from the issuance of an unsecured promissory note (the “November 2020 Note”) with a face amount of $10,220,000, which was amended in November 2021 and became convertible. Debt issuance costs totaling $228,032 were recorded as debt discount and were deducted from the principal. The debt discount was amortized as a component of interest expense over the 14-month term of the underlying debt using the effective interest method. The November 2020 Note bore interest at a rate of 7.5% per annum and was due to mature

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

January 1, 2022. On November 16, 2021, the Company entered into a note amendment, which, among other things, (i) extended the maturity date to January 1, 2023, (ii) increased the interest rate from 7.5% per annum to 10% per annum beginning on January 1, 2022, and (iii) provided for the lender’s right to redeem some or all of the outstanding balance of the note for shares of the Company’s common stock beginning July 1, 2022, subject to certain limitations. The amendment was accounted for as an extinguishment of the November 2020 Note. As a result, the Company recorded a loss on debt extinguishment of $1,025,402, which is the difference between the fair value of the amended promissory note and the net carrying value of the November 2020 Note, which included $26,488 of unamortized debt discount and lender fees of $552,633. The amended promissory note included redemption options whereby beginning on July 1, 2022, the holder had the option to redeem up to $2,000,000 of outstanding principal and accrued and unpaid interest per calendar month for shares of the Company’s common stock at a redemption price equal to 75% of the lowest closing bid price in the three trading days immediately preceding the date the holder delivers written notice. The Company elected to account for the amended promissory note at fair value (Note 4) and was not required to bifurcate the redemption options as derivatives.

The Company prepaid the note in full on June 30, 2022 by paying 105% of the outstanding balance. The total payment was $12,934,484, which included interest of $1,546,038.

Paycheck Protection Program term loan

On May 4, 2020, the Company received $904,200 in proceeds from a loan granted pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relies, and Economic Securites (“CARES”) Act. The PPP term loan was evidenced by a promissory note containing the terms and conditions for repayment of the PPP term loan. The PPP term loan provided for an initial six-month deferral of payments and any amount owed on the loan had a two-year maturity (May 2022), with an interest rate of 1% per annum. Commencing October 15, 2021, the Company began to pay the lender equal monthly payments of principal and interest as required to fully amortize any principal amount outstanding on the PPP term loan as of October 15, 2021 by May 2, 2022. The loan was fully repaid on May 2, 2022. Interest expense on the PPP loan for the year ended September 30, 2022 was $2,718.

8.     Commitments and Contingencies

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Technology License

The Company entered into a technology license agreement with Selexis that will require milestone payments of $328,192 (based on an exchange rate on September 30, 2023 for converting Swiss Francs to U.S. dollars) to the licensor by the Company upon achievement of certain clinical milestones and pay a single digit royalty on net sales by the Company utilizing such technology. The Company also has the contractual right to buy out the royalty payments at a future date.

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

On November 3, 2023, a securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by the Company related to the Company’s BLA during the period from December 29, 2022 through August 29, 2023. The complaint alleges, among other things, that the Company violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010 as a treatment for wet AMD and that we and/or our manufacturing partner had deficient CMC controls for ONS-5010, which remained unresolved at the time the Company’s BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve the Company’s BLA, and that the Company’s stock price dropped when such information was disclosed. The plaintiffs in the class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees.

The pending lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuit and any other related lawsuits is necessarily uncertain. The Company could be forced to expend significant resources in the defense of the pending lawsuit and any additional lawsuits, and the Company may not prevail. In addition, the Company may incur substantial legal fees and costs in connection with such lawsuits. The Company currently is not able to estimate the possible cost to us from these matters, as the pending lawsuit is currently at an early stage, and the Company cannot be certain how long it may take to resolve the pending lawsuit or the possible amount of any damages that the Company may be required to pay. Such amounts could be material to the Company’s financial statements if it does not prevail in the defense of the pending lawsuit and any other related lawsuits, or even if it does prevail. The Company has not established any reserve for any potential liability relating to the pending lawsuit and any other related lawsuits. It is possible that the Company could, in the future, incur judgments or enter into settlements of claims for monetary damages.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Leases

Corporate office

In March 2021, the Company entered into a three-year term corporate office lease in Iselin, New Jersey which commenced on April 23, 2021.

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

The components of lease cost for the years ended September 30, 2023 and 2022 were as follows:

	Year ended September 30,
	2023	2022
Lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities	1,399	3,141
Total finance lease cost	1,399	3,141
Operating lease cost	44,867	44,867
Total lease cost	$46,266	$48,008

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee were as follows:

	September 30,
	2023	2022
Operating leases:
Right-of-use asset	$26,172	$70,360
Operating lease liabilities	—	26,995
Finance leases:
Right-of-use asset	$—	$—
Financing lease liabilities	4,267	16,018
Weighted-average remaining lease term (years):
Operating leases	0.6	1.6
Finance leases	0.3	1.3
Weighted-average discount rate:
Operating leases	7.5%	7.5%
Finance leases	13.0%	13.0%

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Other information related to leases for the years ended September 30, 2023 and 2022 are as follows:

	Year ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$1,399	$3,141
Operating cash flows from operating leases	27,675	46,652
Financing cash flows from finance leases	11,751	26,464

Future minimum payments under noncancelable leases at September 30, 2023 are as follows for the years ending September 30:

Finance leases
2024	$4,383
Total undiscounted lease payments	4,383
Less: Imputed interest	116
Total lease obligations	$4,267

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the “Plan”) in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company matches 100% of the first 3% of employee contributions. The Company assumes all administrative costs of the Plan. For the years ended September 30, 2023 and 2022, the expense relating to the matching contribution was $136,914 and $83,266, respectively.

9.   Stockholders’ Equity

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

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2023.

H.C. Wainwright & Co. At-the-Market Offering Agreement

On March 26, 2021, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., as sales agent (“Wainwright”), (the “Wainwright ATM Agreement” or the “Wainwright ATM Offering”), under which the Company may issue and sell shares of its common stock from time to time through Wainwright as sales agent. The Company filed a prospectus supplement, dated March 26, 2021, with the Securities and Exchange Commission pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to up to $40,000,000 from time to time through Wainwright. The Company incurred financing costs of $197,654 which were capitalized and were being reclassified to additional paid in capital on a pro rata basis when the Company sold common stock under the Wainwright ATM Offering. As of September 30, 2022, $119,422 of such deferred costs are included in other assets on the consolidated balance sheets.

Under the Wainwright ATM Offering, the Company paid Wainwright a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the Wainwright ATM Agreement. The Company terminated the Wainwright ATM Agreement effective May 15, 2023. As a result, the Company wrote off unamortized deferred costs under the Wainwright ATM Agreement. During the year ended September 30, 2023, the Company sold 895,391 shares of common stock under the Wainwright ATM Offering and generated $1,089,105 in net proceeds after paying fees to Wainwright of $38,799.

During the year ended September 30, 2022, the Company sold 4,808,269 shares of common stock under the Wainwright ATM Offering and generated $8,339,247 in net proceeds after paying fees to Wainwright of $279,821.

BTIG, LLC At-the-Market Offering Agreement

On May 16, 2023, the Company entered into the BTIG ATM Offering, under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time through BTIG. The Company incurred financing costs of $353,688, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the BTIG ATM Offering. As of September 30, 2023, $331,512 of such deferred costs are included in other assets on the consolidated balance sheets.

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

During the year ended September 30, 2023, the Company sold 3,578,223 shares of common stock under the BTIG ATM Offering and generated $6,080,088 in net proceeds after paying fees to BTIG and other issuance costs of $188,044.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Common stock warrants

As of September 30, 2023, the Company had the following warrants outstanding to acquire shares of its common stock:

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

10.   Preferred Stock

The Company’s board of directors has the authority, without further action by its stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the number, rights, preferences, privileges and restrictions thereof. The Company’s board of directors has previously designated 1,000,000 shares as “Series A Convertible Preferred Stock,” 200,000 shares as “Series A-1 Convertible Preferred Stock” and 1,500,000 shares as “Series B Convertible Preferred Stock.” At September 30, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

Series A Convertible Preferred Stock

The Series A Convertible preferred stock (“Series A Convertible”) accrued dividends at a rate of 10% per annum, compounded quarterly, payable quarterly at the Company’s option in cash or in kind in additional shares of Series A Convertible. The Series A Convertible was also entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of common stock or other securities. The initial conversion rate was subject to appropriate adjustment in the event of a stock split, stock dividend, combination, reclassification or other recapitalization affecting the common stock.

Series A-1 Convertible Preferred Stock

The Series A-1 Convertible preferred stock, (“Series A-1 Convertible”) accrued dividends at a rate of 10% per annum, compounded quarterly, payable quarterly at the Company’s option in cash or in kind in additional shares of Series A-1. The Series A-1 was also entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

on shares of Common Stock or other securities. The holders of the Series A-1 had the right to vote on matters submitted to a vote of the Company’s stockholders on an as-converted basis, voting with the Company’s other stockholders as a single class. In addition, without the prior written consent of a majority of the outstanding shares of Series A-1, the Company would not take certain actions, including amending its certificate of incorporation or bylaws, or issuing securities ranking pari passu or senior to the Series A-1.

Series B Convertible Preferred Stock

The Series B Convertible preferred stock (“Series B Convertible”) were non-voting, did not accrue dividends nor did the shares of Series B Convertible had any specific rights or preferences, and had a par value of  $0.01 per share and were convertible into 2,112,676 shares of common stock. The Series B Convertible were not convertible into common stock if the holder thereof would beneficially own more than 9.99% of the common stock, or, if during the first six-month period following the closing of the exchange, 7.50%, but automatically converted into common stock in part from time to time if the holder beneficially owned below a certain beneficial ownership threshold of the common stock.

11.   Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. As of September 30, 2023, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. In light of the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”) no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 42,265,841. As of September 30, 2023, 17,414,910 shares remained available for grant under the 2015 Plan.

Stock options and RSUs granted under the Company's 2015 Plan generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the years ended September 30, 2023 and 2022:

	Year ended September 30,
	2023	2022
Research and development	$986,598	$2,691,330
General and administrative	4,560,421	5,019,474
	$5,547,019	$7,710,804

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Stock options

The following table summarizes all of the Company’s stock option activity for the years ended September 30, 2022 and 2023:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2021	16,110,015	$1.46
Granted	4,039,566	1.60
Exercised	(25,000)	0.71
Balance at September 30, 2022	20,124,581	1.49
Granted	3,831,698	1.15
Balance at September 30, 2023	23,956,279	$1.44	7.6	$—
Exercisable at September 30, 2023	13,570,078	$1.52	7.2	$—
Vested and expected to vest at September 30, 2023	23,956,279	$1.44	7.6	$—

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

The weighted average grant date fair value of the options awarded to employees and directors for the years ended September 30, 2023 and 2022 was $0.97 and $1.23 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2023	2022
Risk-free interest rate	3.7%	1.8%
Expected term (years)	5.9	6.0
Expected volatility	111.6%	95.3%
Expected dividend yield	—	—

As of September 30, 2023, there was $9,176,983 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.3 years.

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

The following table summarizes all of the Company’s performance-based stock option activity for the years ended September 30, 2022 and 2023.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2021	1,000,000	$2.42
Granted	1,900,000	1.44
Forfeited or expired	(2,200,000)	1.89
Balance at September 30, 2022	700,000	1.44
Granted	1,200,000	1.04
Forfeited or expired	(1,200,000)	1.04
Balance at September 30, 2023	700,000	$1.44	8.2	$—
Exercisable at September 30, 2023	700,000	$1.44	8.2	$—
Vested and expected to vest at September 30, 2023	700,000	$1.44	8.2	$—

The weighted average grant date fair value of the performance stock options awarded for the years ended September 30, 2023 and 2022 was $0.91 and $1.03 per option, respectively. During the year ended September 30, 2023, no expense was recognized because the performance conditions were not considered probable of achievement. During the year ended September 30, 2022, an aggregate of 700,000 performance-based stock options vested as a result of achieving one of the set performance conditions related to the Company’s BLA submission that resulted in the Company recognizing stock-based compensation expense of $718,950. During the years ended September 30, 2023 and 2022, an aggregate of 1,200,000 and 2,200,000, respectively, of performance-based stock options were forfeited because certain performance conditions were not achieved. As of September 30, 2023, there were no remaining performance conditions. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2023	2022
Risk-free interest rate	3.8%	1.3%
Expected term (years)	10.0	5.2
Expected volatility	91.3%	91.5%
Expected dividend yield	—	—

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year life from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion. The following table summarizes the activity related to PSUs during the years ended September 30, 2022 and 2023:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual	Aggregate
	PSUs	Per PSU	Term (Years)	Intrinsic Value
Balance at October 1, 2021	2,470	$49.97
Forfeitures	—	—
Balance at September 30, 2022	2,470	$49.97
Forfeitures	—	—
Balance at September 30, 2023	2,470	$49.97	1.0	$—
Exercisable at September 30, 2023	2,470	$49.97	1.0	$—
Vested and expected to vest at September 30, 2023	2,470	$49.97	1.0	$—

Restricted stock

In January 2020, in connection with the consulting agreements entered into by the Company and four principals of MTTR, LLC (MTTR), the Company issued an aggregate of 7,244,739 shares of its common stock. Refer to Note 13 for further details on the consulting agreements and terminated strategic partnership agreement. The shares may not be sold until the earlier of (i) six months following FDA approval of ONS-5010, (ii) the date the Company publicly announces not to pursue development of ONS-5010, (iii) a change in control or (iv) January 2025. In addition, the Company has the right to repurchase the shares for $0.01 per share if the consultant terminates his agreement other than for good reason or the Company terminates the agreement for cause. The repurchase right lapses, in tiered percentages, based upon the completion of enrollment of the Company’s NORSE TWO clinical trial of ONS-5010 by certain dates. The repurchase right may also lapse as to 50% or 100% of the shares if the Company enters into certain agreements pertaining to ONS-5010 that meet certain value thresholds or the Company’s share price meets certain predefined targets. The repurchase right also lapses as to 100% of the shares upon the earliest to occur of (i) filing of the BLA for ONS-5010, (ii) termination of the agreement by the consultant for good reason or by the Company other than for cause, (iii) in the event of disability, or (iv) upon a change in control.

The grant date fair value of the restricted shares was $0.54 per share and equal to the closing stock price of the Company’s common stock at the time of grant. Compensation expense is recognized over the shorter of the explicit service period or derived service period which was determined to be 4.8 years at the time of grant. The compensation expense was accelerated during the year ended September 30, 2022 as a result of the Company achieving certain performance conditions related to the Company’s BLA submission and the corresponding repurchase rights lapsing. During the year ended September 30, 2022, the Company recognized compensation expense related to the restricted stock of $2,003,946. There was no expense recognized for the year ended September 30, 2023 and as of September 30, 2023, there was no unrecognized compensation expense related to the restricted stock.

12.   Collaboration Arrangements

Syntone Strategic Partnership and PRC Joint Venture

In connection with a stock purchase agreement entered in May 2020 between the Company and Syntone, the Company and Syntone entered into a joint venture agreement pursuant to which they agreed to form a PRC joint venture that will be 80% owned by Syntone and 20% owned by the Company. Upon formation of the PRC joint venture in April 2021, the

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Company entered into a royalty-free license with the PRC joint venture for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

The Company made the initial investment of $900,000 in June 2020. The Company is committed to making up to $2,100,000 in additional capital contributions to the PRC joint venture, based upon the development plan contemplated in the license agreement or on such other terms.

13.   Related-Party Transactions

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

MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate $185,552 and $526,435 during the years ended September 30, 2023 and 2022, respectively, which includes monthly consulting fees and expense reimbursement, but excludes stock-based compensation related to restricted stock (Note 11). As of September 30, 2022, the amounts payable to former MTTR principals as consultants of $18,333, were included in accounts payable in the accompanying consolidated balance sheets. No amounts were due and payable to the former MTTR principals as of September 30, 2023.

On December 21, 2021, the Company entered into employment agreements with each of Mr. Dagnon and Mr. Evanson, which superseded and replaced their prior consulting agreements. Pursuant to their new employment agreements, each of Mr. Dagnon and Mr. Evanson will receive a base salary of $450,000 and a discretionary annual cash bonus with a target

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

amount equal to 50% of his respective base salary. In connection with their entry into the employment agreements, each of Mr. Dagnon and Mr. Evanson received a grant of 800,000 options to purchase common stock, one quarter of which will vest on the first anniversary of the grant and the remainder of which will vest in monthly installments over the succeeding three years, subject to their continued service through each vesting date. In addition, each of Mr. Dagnon and Mr. Evanson received a performance grant of 200,000 options to purchase common stock, which will vest upon the Company’s achievement of certain milestones. An aggregate of 200,000 performance-based stock options vested as a result of achieving the performance condition related to the Company’s BLA submission. Refer to Note 11 for further details on performance-based stock options.

14.   Income Taxes

Income tax benefit for the years ended September 30, 2023 and 2022 consists of the following:

	Year ended September 30,
	2023	2022
State tax	$2,800	$2,800

The Company did not sell any New Jersey State net operating losses (“NOLs”) or unused research and development tax credits during the years ended September 30, 2023 and 2022.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended September 30,
	2023	2022
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.3)	(7.1)
Deferred true-up	0.1	—
Permanent differences	(0.7)	—
Foreign tax credits	1.3	—
Research and development credit	(1.3)	(3.5)
Change in valuation allowance	29.0	32.1
Other	(0.1)	(0.5)
Effective income tax rate	0.0%	(0.0)%

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The tax effects of the temporary differences that gave rise to deferred taxes were as follows:

	September 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$92,961,718	$83,971,779
Capitalized research and development costs	6,531,508	—
Stock-based compensation	5,066,375	4,331,889
Lease liability	—	7,588
Research and development credit carryforward	11,953,956	11,166,153
Foreign tax credits	1,562,639	2,357,309
Accruals and others	1,656,239	815,310
Gross deferred tax assets	119,732,435	102,650,028
Less: valuation allowance	(119,725,078)	(102,630,250)
	7,357	19,778
Deferred tax liabilities:
Property and equipment	—	—
Right-of-use assets	(7,357)	(19,778)
Net deferred tax assets	$—	$—

As of September 30, 2023, the Company had approximately $371.7 million and $207.5 million of U.S. federal and New Jersey NOLs that will begin to expire in 2030 and 2039, respectively. As of September 30, 2023, the Company had federal and state research and development tax credit carryforwards of $11.2 million and $0.8 million, respectively, available to reduce future tax liabilities which will begin to expire in 2032 and 2033, respectively. As of September 30, 2023, the Company has federal foreign tax credit (“FTC”) carryforwards of $1.6 million available to reduce future tax liabilities which will begin to expire starting in 2023, of which $1.9 million of the FTC carryforward is included in the balance of unrecognized tax benefits. Realization of the deferred tax asset is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax asset does not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets as of September 30, 2023 and 2022. The valuation allowance increased by $17.1 million and $21.2 million during the year ended September 30, 2023 and 2022, respectively.

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

The 2017 Tax Cuts and Jobs Act (the "Act"), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 34% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. For the fiscal years ending September 30, 2023, and 2022, the federal tax rate is 21.0%. The Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of the Company's foreign subsidiaries to U.S. taxation as global intangible low-taxed income.

OUTLOOK THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended September 30,
	2023	2022
Balance at beginning of year	$1,856,629	$1,856,629
Changes based on tax positions related to the current year	—	—
Balance at end of year	$1,856,629	$1,856,629

The Company does not anticipate material change in the unrecognized tax benefits in the next 12 months. These unrecognized tax benefits, if recognized, would affect the annual effective tax rate. The Company’s income tax returns for the years from 2011 through 2022 remain open for examination by the Internal Revenue Service as well as various states and municipalities.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act (the “IRA”). The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases, both provisions are effective for tax years beginning after December 31, 2022. The Company is in the process of evaluating the IRA, but does not expect it to have a material impact on the Company's consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective as of September 30, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of September 30, 2023.

As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On December 21, 2023, we entered into an amendment, or the Amendment, to the Convertible Promissory Note, dated December 22, 2022, or the December 2022 Note, between us and Streeterville Capital, LLC, or the Lender, which provides for an extension of the maturity date of the December 2022 Note until April 1, 2024. In connection with the Amendment, we paid a one-time cash fee of $475,000 to the Lender. No other terms of the December 2022 Note were amended.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed herewith as Exhibit 10.30.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of the Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2024 Proxy Statement, no later than January 29, 2024, and certain information to be included in the 2024 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is to be included in our 2024 Proxy Statement as follows:

•	The information relating to our directors and nominees for director is to be included in the section entitled “Election of Directors”;
•	The information relating to our executive officers is to be included in the section entitled “Executive Officers of the Company”;
•	If required, the information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports”;
•	The information regarding family relationships is to be included in the section entitled “Election of Directors – Family Relationships”;
•	The information relating to our Code of Ethics is to be included in the section entitled “Information Regarding the Board of Directors and Corporate Governance – Code of Ethics”; and
•

The information relating to our audit committee and audit committee financial expert is to be included in the section entitled “Information Regarding the Board of Directors and Corporate Governance – Audit Committee”.

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is publicly available on our website under the Investors & Media section at ir.outlooktherapeutics.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Annual Report on Form 10-K. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation

The information required by this item is to be included in our 2024 Proxy Statement under the section entitled “Executive Compensation” and is incorporated herein by reference, provided that if the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required with respect to equity compensation plans is to be included in our 2024 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2024 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, provided that if the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is to be included in our 2024 Proxy Statement under the sections entitled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and is incorporated herein by reference, provided that if the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services

The information required by this item is to be included in our 2024 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference, provided that if the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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

3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on March 30, 2023, as subsequently amended).

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

10.15	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 24, 2020).

10.16	Form of GMS Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed with the SEC on February 24, 2020).

10.17	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed with the SEC on February 24, 2020).

10.18

Stock Purchase Agreement dated May 22, 2020, by and between the Registrant and Syntone Ventures LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 28, 2020).

10.19	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 23, 2020).

10.20	Form of underwriter warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 2, 2021).

10.21#

Executive Employment Agreement by and between C. Russell Trenary III and Outlook Therapeutics, Inc, dated July 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2021).

10.22#

Amended and Restated Executive Employment Agreement by and between Lawrence Kenyon and Outlook Therapeutics, Inc, dated June 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 7, 2022).

10.23#

Executive Employment Agreement by and between Terry Dagnon and Outlook Therapeutics, Inc, dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 23, 2021).

10.24#

Executive Employment Agreement by and between Jeff Evanson and Outlook Therapeutics, Inc, dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 23, 2021).

10.25#

Outlook Therapeutics, Inc. Non-Employee Director Compensation Policy as Amended and Restated, Effective October 1, 2020 (incorporated by reference to Exhibit 10.38 to the Registrant’s annual report on Form 10-K filed with the SEC on December 29, 2022).

10.26#	Outlook Therapeutics, Inc. Non-Employee Director Compensation Policy as Amended and Restated, Effective October 1, 2023.

10.27**

Securities Purchase Agreement, dated as of December 22, 2022, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 22, 2022).

10.28	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on December 22, 2022).

10.29

Amendment, dated February 10, 2023, to the Convertible Promissory Note, dated December 22, 2022, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2022).

10.30	Amendment, dated December 21, 2023, to the Convertible Promissory Note, dated December 22, 2022, by and between the Company and Streeterville Capital, LLC.

10.31	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2022).

10.32

At-the-market Sales Agreement between the Company and BTIG, LLC dated May 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 16, 2023).

21.1	Subsidiaries of the Registrant

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: December 22, 2023	By:	/s/ C. Russell Trenary III
	Name:	C. Russell Trenary III
	Title:	President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ralph H. Thurman	Executive Chairman	December 22, 2023
Ralph H. Thurman

/s/ C. Russell Trenary III	President, Chief Executive Officer and Director	December 22, 2023
C. Russell Trenary III	(Principal Executive Officer)

Chief Financial Officer,
/s/ Lawrence A. Kenyon	Treasurer, Secretary and Director	December 22, 2023
Lawrence A. Kenyon	(Principal Financial and Accounting Officer)

/s/ Yezan Haddadin	Director	December 22, 2023
Yezan Haddadin

/s/ Kurt J. Hilzinger	Director	December 22, 2023
Kurt J. Hilzinger

Julia A. Haller	Director	December 22, 2023
/s/ Julia A. Haller

/s/ Faisal G. Sukhtian	Director	December 22, 2023
Faisal G. Sukhtian

/s/ Julian Gangolli	Director	December 22, 2023
Julian Gangolli

/s/ Gerd Auffarth	Director	December 22, 2023
Gerd Auffarth

/s/ Andong Huang	Director	December 22, 2023
Andong Huang