Form 10-K/A
period 2023-09-30
Outlook Therapeutics, Inc.
filed 2024-01-24
CIK 1649989

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive - based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to - 240.10D - 1 (b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of March 31, 2023 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on The Nasdaq Capital Market on that date, was approximately $179.5 million.

As of January 10, 2024, the registrant had outstanding 260,257,517 shares of common stock, par value $0.01 per share.

Auditor Firm ID: 185    Auditor Name: KPMG LLP    Auditor Location: Philadelphia, Pennsylvania

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or this Form 10-K/A, to the Annual Report on Form 10-K of Outlook Therapeutics, Inc., or Outlook Therapeutics, Outlook, the Company, we, us, our and similar references, for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission, or the SEC, on December 22, 2023, or the Original Form 10-K, is being filed solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our current executive officers and directors as of January 10, 2024. There are no family relationships among any of our directors or executive officers.

NAME	AGE	POSITION HELD WITH THE COMPANY
Executive Officers
Jeff Evanson	55	Chief Commercial Officer
Executive Officers and Directors
C. Russell Trenary III	66	President, Chief Executive Officer and Director
Lawrence A. Kenyon	58	Chief Financial Officer, Executive Vice President, Treasurer, Secretary, Director
Non-Employee Directors
Ralph H. “Randy” Thurman	74	Executive Chairman of the Board, Director
Gerd Auffarth	59	Director
Julian Gangolli	66	Director
Yezan Haddadin	48	Director
Julia A. Haller	69	Director
Kurt J. Hilzinger	63	Director
Andong Huang	26	Director
Faisal G. Sukhtian	39	Director

Executive Officers

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

C. Russell Trenary III. Mr. Trenary has served as our President, Chief Executive Officer, and member of the Board of Directors, or the Board, since July 2021. He most recently was an Executive Advisor at InnFocus Inc. from April 2020 to July 2021, after serving as President & CEO from October 2013 to April 2020, including during the company’s acquisition in August 2016 by Santen Pharmaceutical Co., Ltd. Prior to that, he was President and CEO of G&H Orthodontics, a global medical device company, and served in a number of senior leadership positions at Advanced Medical Optics, Inc., including as President of the cataract business unit, Chief Marketing Officer, President Americas, Executive VP Public Policy. Prior to that, Mr. Trenary held C-suite positions at Sunrise Technologies International, Inc., served as Senior Vice President, Worldwide Sales & Marketing / Officer at VidaMed, Inc. and held several senior leadership roles at Allergan, Inc., including as Senior Vice President and General Manager of the Medical Optics business unit. Over the course of his career, he has played a key role in seven acquisitions and closely led four major product launches in eye care medical devices. Mr. Trenary received a B.S. in Business Administration from Miami University, Oxford, OH and his MBA from Michigan State University.

The Board believes that Mr. Trenary’s expertise in similar positions in the biopharmaceutical and related fields qualify him to serve on the Board.

Lawrence A. Kenyon. Mr. Kenyon has served as a member of our Board and Chief Financial Officer since August 2018, as Chief Executive Officer and President from August 2018 to July 2021, as Interim Chief Executive Officer from June 2018 to August 2018, and as our Chief Financial Officer, Treasurer and Corporate Secretary since September 2015. Prior to that, from February 2014 to September 2015, Mr. Kenyon served as the Chief Financial Officer of Arno Therapeutics, Inc., a biopharmaceutical company focused on the development of therapeutics for cancer and other life-threatening diseases, and also as Chief Operating Officer from July 2014 to September 2015. From December 2011 to March 2013, Mr. Kenyon served as the Interim President & Chief Executive Officer, Chief Financial Officer and Secretary of Tamir Biotechnology, Inc., a publicly held biopharmaceutical company engaged in the development of oncology and anti-infective therapeutics. Prior to that, from December 2008 to July 2010, Mr. Kenyon was the Executive Vice President, Finance and, commencing in March 2009, the Chief Financial Officer of, Par Pharmaceutical Companies, Inc., a publicly held generic and branded specialty pharmaceutical company. Prior to March 2009, Mr. Kenyon was the Chief Financial Officer and Secretary of Alfacell Corporation, from January 2007 through February 2009 and also served at various times during this period as Alfacell’s Executive Vice President, Chief Operating Officer and President, and was a member of Alfacell’s board of directors from November 2007 to April 2009. Prior to joining Alfacell, Mr. Kenyon served as the Executive Vice President, Chief Financial Officer and Corporate Secretary at NeoPharm, Inc., a publicly traded biopharmaceutical company, from 2000 to 2006. Mr. Kenyon received a B.A. in Accounting from the University of Wisconsin — Whitewater and is a Certified Public Accountant in Illinois.

The Board believes Mr. Kenyon’s experience as our former Chief Executive Officer and as our Chief Financial Officer, combined with his experience in the biopharmaceutical industry, qualifies him to serve on the Board.

Non-Employee Directors

Ralph H. “Randy” Thurman. Mr. Thurman has served as the Executive Chairman of the Board since June 2018 and has served as a member of the Board since April 2018. He also currently serves as a director of uMethod Inc, and as an Advisory Board Director for the Villanova Law School Scarpa Center for Law and Entrepreneurialism and is engaged as an independent advisor/operating executive in the private equity industry. Mr. Thurman was previously a member of the board of directors of Allscripts, Inc. and the Executive Chairman of Presbia PLC (an Orchard Capital Corporation company), a publicly-traded medical device company. From 2008 to 2011, Mr. Thurman served as Executive Chairman of CardioNet Inc. (now known as BioTelemetry, Inc.), and as its interim Chief Executive Officer from 2008 until 2010. From 2001 until 2007, Mr. Thurman was Founder, Chairman and Chief Executive Officer of VIASYS Healthcare Inc., a diversified healthcare technology company, which was acquired by Cardinal Healthcare Inc. in 2007. Mr. Thurman served as a consultant to Cardinal Healthcare Inc. from the date of acquisition until 2008. From 1997 until 2001, Mr. Thurman served as Chairman and Chief Executive Officer of Strategic Reserves LLC, which provided advisory services to bio-pharmaceutical, genomic and medical device companies. From 1993 until 1997, Mr. Thurman was Chairman and Chief Executive Officer of Corning Life Sciences, Inc., and from 1984 until 1993, Mr. Thurman held various positions at Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceutical company, ultimately as its President. Mr. Thurman served as a fighter pilot in the United States Air Force, is a member of the Distinguished Flying Cross Society of America and graduated from the USAF Air Command and Staff College. Mr. Thurman holds a B.S. in Economics from Virginia Polytechnic Institute and an M.A. in Management from Webster University.

The Board believes Mr. Thurman’s expertise in corporate governance, operating and investing as well as extensive expertise in the healthcare industry qualify him to serve on the Board.

Gerd Auffarth, M.D. Prof. Dr. Auffarth has served as a member of the Board since April 2020. Prof. Dr. Auffarth is an internationally recognized ophthalmologist in the area of research and development as well as clinical care for patients. He currently serves as the Medical Director of Heidelberg University Eye Clinic. Prior to his appointment as Medical Director in 2011, he worked as a senior physician at the University Eye Clinic. He currently serves as the Director of the International Vision Correction Research Center (IVCRC) and the David J. Apple Laboratory for Ocular Pathology. He is a board member of the German and the European Society for Cataract and Refractive Surgery. In 2004 he was appointed Vice Chairman and Deputy Director of the Heidelberg Department of Ophthalmology; he was awarded Extraordinary Professorship in the Medical Faculty of the University of Heidelberg in May 2005. Prof. Dr. Auffarth holds an M.D. from RWTH Aachen University and a Ph.D. in Ocular Pathology from the Ruprecht-Karls University of Heidelberg.

The Board believes Prof. Dr. Auffarth’s experience and expertise in ophthalmology qualify him to serve on the Board.

Julian Gangolli. Mr. Gangolli has served as a member of the Board since April 2020. From May 2015 to April 2019, he served as President, North America of GW Pharmaceuticals Inc., and President of Greenwich Biosciences, Inc., the U.S. subsidiary of GW Pharmaceuticals Inc., where he was responsible for building out the U.S. commercial infrastructure. Mr. Gangolli also served as a member of the board of directors of GW Pharmaceuticals Inc. from July 2015 to March 2017. Prior to joining GW Pharmaceuticals Inc., Mr. Gangolli served as President of the North American Pharmaceutical division of Allergan Inc. for 11 years. Prior to that, he served as Senior Vice President, U.S. Eye Care at Allergan Inc. Prior to Allergan Inc., Mr. Gangolli served in sales and marketing positions at VIVUS, Inc., Syntex Pharmaceuticals, Inc., and Ortho-Cilag Pharmaceuticals Ltd in the United Kingdom. Mr. Gangolli currently serves as a member of the board of directors of Krystal Biotech, Inc. and Revance Therapeutics. Mr. Gangolli holds a B.S. in Applied Chemistry from Kingston University.

The Board believes that Mr. Gangolli’s operating experience in the biopharmaceutical industry, experience at multiple public pharmaceutical companies and his expertise in the development and commercialization of specialty pharmaceutical products qualify him to serve on the Board.

Yezan Haddadin. Mr. Haddadin has served as a member of the Board since October 2017. Since July 2017, Mr. Haddadin has served as chief executive officer of GMS Capital Partners LLC, an investment company focused on making direct private equity investments in North America. GMS Capital Partners LLC is a subsidiary of GMS Holdings. From 2014 to 2017, Mr. Haddadin served as the Chief Executive Officer and a member of the board of directors of a regional investment bank based in Amman, Jordan and Dubai, United Arab Emirates. From 2013 to 2014, Mr. Haddadin served as an Advisor at Ripplewood Holdings LLC, a New York-based private equity firm. Mr. Haddadin also served as a Managing Director at Perella Weinberg Partners in New York from 2007 to 2013 and an Executive Director with J.P. Morgan in its mergers and acquisitions group from 2000 to 2007. Mr. Haddadin is member of the board of directors of Jordan Ahli Bank. Mr. Haddadin previously served as a member of the board of directors at Sixth of October Development & Investment Company, a publicly listed Egyptian real estate development company. Mr. Haddadin holds a J.D. from Northwestern University Law School and a B.S. in Foreign Service from Georgetown University. Mr. Haddadin is designated to the Board by GMS Ventures & Investments, or GMS Ventures, pursuant to the Amended and Restated Investor Rights Agreement by and between the Company and GMS Ventures dated April 21, 2022.

The Board believes Mr. Haddadin’s managerial and capital raising experience qualifies him to serve on the Board.

Julia A. Haller, M.D. Dr. Haller has served as a member of the Board since August 2022. Dr. Haller has served as the Ophthalmologist-in-Chief of Wills Eye Hospital since November 2007, where she holds the William Tasman, M.D. Endowed Chair and is Professor and Chair of the Department of Ophthalmology at Sidney Kimmel Medical College at Thomas Jefferson University and Thomas Jefferson University Hospitals. Prior to her current positions, Dr. Haller trained at the Wilmer Eye Institute at Johns Hopkins where she served as the first female Chief Resident. She then joined the Johns Hopkins faculty where she directed the retina fellowship program and held the Katharine Graham Chair in Ophthalmology. Dr. Haller currently serves on the board of directors at Bristol Myers Squibb Co. and Opthea Limited and previously served on the board of directors at Eyenovia, Inc. and Celgene. Dr. Haller currently serves on the board of The Philadelphia Orchestra Association, is vice chair of the Board of Trustees of The College of Physicians of Philadelphia, chairs the Heed Ophthalmic Foundation, and is president of the council for the Johns Hopkins Medicine Alumni Association. Dr. Haller received a A.B. in Philosophy from Princeton University and her M.D. from Harvard University Medical School.

The Board believes Dr. Haller’s experience in ophthalmology, as well as her service on the board of directors for companies in the life sciences industry, qualify her to serve on the Board.

Kurt J. Hilzinger. Mr. Hilzinger has served as a member of the Board since December 2015. Since 2007, Mr. Hilzinger has served as a partner at Court Square Capital Partners L.P., an independent private equity firm, where he is responsible for investing in the healthcare sector. Since July 2003, Mr. Hilzinger also has served in various capacities as a member of the board of directors at Humana, Inc., a managed care company, including serving as Lead Director from

August 2010 to January 2014, and as Chairman since January 2014. In addition, Mr. Hilzinger also has served in several roles at Cencora, Inc. (formerly AmerisourceBergen Corporation), a healthcare company, including as a member of the board of directors from March 2004 to November 2007, as the President and Chief Operating Officer from October 2002 to November 2007 and as the Executive Vice President and Chief Operating Officer from August 2001 to October 2002. Mr. Hilzinger also serves on the Visiting Committee at the Ross School of Business at the University of Michigan. Mr. Hilzinger received a B.B.A. in Accounting from the University of Michigan and is a Certified Public Accountant in Michigan.

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

Faisal G. Sukhtian. Mr. Sukhtian has served as a member of the Board since September 2017. Mr. Sukhtian is the Executive Director at GMS Holdings, a privately owned diversified investment company. Mr. Sukhtian oversees a number of investments within the GMS Holdings portfolio and has served as a director on the company’s board since 2008. Mr. Sukhtian has extensive experience in operations, strategy development and mergers and acquisitions in the biopharma and life sciences space. He has been the chairman of the board of Genepharm, a leading European B2B pharmaceutical company, since 2019. Mr. Sukhtian served as a member of the board of MS Pharma, a leading regional pharmaceutical company focused on the MENA region, since 2011. Mr. Sukhtian has served as Vice Chairman of the board of Agri Sciences, an international crop protection company headquartered in Jordan, since 2010. Mr. Sukhtian previously served on the boards of Stelis Biopharma, a biotech company based in India, from 2015 to 2021, as well as Alvogen, a global generics company, from 2008 to 2014. From 2008 to 2011, Mr. Sukhtian served as Executive Director of Munir Sukhtian International. Mr. Sukhtian has served as a member of the board of directors of Expert Petroleum, an oilfield services company based in Romania, since 2008, and Waterloo Industries, Inc., a manufacturer of tool storage based in the United States, from 2015 to 2017. Prior to joining GMS Holdings, Mr. Sukhtian worked at J.P. Morgan, in New York, where he worked primarily on mergers and acquisitions, debt and equity transactions serving clients in the industrials and transportation industries. Mr. Sukhtian received an M.B.A. from Columbia Business School and a B.S. in International Economics from Georgetown University’s School of Foreign Service. Mr. Sukhtian is designated to the Board by GMS Ventures pursuant to the Amended and Restated Investor Rights Agreement by and between the Company and GMS Ventures dated April 21, 2022.

The Board believes Mr. Sukhtian’s managerial and pharmaceutical industry experience qualifies him to serve on the Board.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is publicly available on our website under the Investors & Media section at ir.outlooktherapeutics.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Form 10-K/A. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

For the year ended September 30, 2023, our named executive officers are:

●	C. Russell Trenary III, our President and Chief Executive Officer;
●	Jeff Evanson, our Chief Commercial Officer; and
●	Terry Dagnon, our former Chief Operations Officer.

We refer to these executive officers herein as our named executive officers.

Summary Compensation Table

The following table sets forth the information as to compensation awarded to, paid to or earned by our named executive officers. We did not pay any non-equity incentive plan compensation or have any non-qualified deferred compensation earnings and have omitted those columns from the table.

						All Other
		Salary	Bonus	Option Awards		Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)		($)(2)	($)
C. Russell Trenary III	2023	600,000	—	1,147,963	(3)	10,899	1,758,862
President and Chief Executive Officer	2022	600,000	195,462	513,650		24,068	1,333,179
Jeff Evanson	2023	450,000	—	267,025	(4)	1,170	718,195
Chief Commercial Officer	2022	353,077	—	966,730		89,154	1,408,961
Terry Dagnon (5)	2023	450,000	—	267,025	(4)	11,358	728,383
Former Chief Operations Officer	2022	353,077	—	966,730		114,148	1,433,955
(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted computed in accordance with ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the named executive officer upon the exercise of the stock options. For a discussion of the assumptions used in determining the fair value of stock option awards in the above table and other additional information on the stock options granted, refer to Note 12 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on December 22, 2023.
(2)	Amounts in this column consist of the payment of term life insurance premiums, along with 401(k) matching contributions, where applicable. These benefits are provided to the named executive officers on the same terms as provided to all of our regular full time employees.
(3)	On November 18, 2022, Mr. Trenary received a performance-based option to purchase 1,000,000 shares of our common stock with a grant date fair value of $912,760, which was subsequently forfeited in accordance with its terms due to non-satisfaction of the applicable performance criteria. See “Agreements with our Named Executive Officers” below for additional information. On April 17, 2023, Mr. Trenary received an option to purchase 257,143 shares of our common stock with a grant date fair value of $235,203.
(4)	On November 18, 2022, Mr. Evanson and Mr. Dagnon each received a performance-based option to purchase 100,000 shares of our common stock with a grant date fair value of $91,276, which were subsequently forfeited in accordance with their terms due to non-satisfaction of the applicable performance criteria. See “Agreements with our Named Executive Officers” below for additional information. On April 17, 2023, Mr. Evanson and Mr. Dagnon each received options to purchase 192,143 shares of our common stock with a grant date fair value of $175,749.
(5)	On December 6, 2023, Mr. Dagnon ceased to serve as our Chief Operations Officer and an executive officer and was appointed as Senior Advisor.

Narrative to Summary Compensation Table

Retirement Benefits

Our named executive officers are eligible to participate in a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax, after-tax, or Roth basis, up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code of 1986, as amended, or the Code. We may make matching contributions for the plan year ending December 31, based on employee deferrals for the plan year, in an amount equal to up to 3% of compensation deferred. For the 2023 plan year, we made company matching contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan (except for Roth contributions) and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Agreements with our Named Executive Officers

Below are written descriptions of our compensation arrangements with our named executive officers. We currently have employment agreements with Messrs. Trenary, Evanson and Dagnon.

Mr. Trenary. In July 2021, in connection with Mr. Trenary’s appointment as President and Chief Executive Officer of the Company, we entered into an employment agreement with Mr. Trenary providing for, among other things, an initial base salary of $600,000 and a discretionary annual cash bonus with a target amount equal to 70% of Mr. Trenary’s base salary. Mr. Trenary received an initial option to purchase 4,000,000 shares of common stock, one quarter of which vested on the first anniversary of the date of grant and the remainder of which is vesting in monthly installments over the next three years, subject to Mr. Trenary’s continued service through each vesting date. On December 21, 2021, Mr. Trenary received an option to purchase 1,500,000 shares of common stock, vesting based upon the Company’s achievement of certain performance milestones. 1,000,000 of the shares underlying this performance option were forfeited in accordance with their terms due to non-satisfaction of the applicable performance criteria. The remaining 500,000 shares underlying this performance option vested for Mr. Trenary on March 31, 2022 in accordance with their terms based on the Company’s submission of the ONS-5010 BLA on or prior to the last day of the first calendar quarter of 2022. On November 18, 2022, Mr. Trenary received an option to purchase 1,000,000 shares of our common stock, which was set to vest based upon the Company’s achievement of certain performance milestones and was forfeited in accordance with its terms due to non-satisfaction of the applicable performance criteria. On April 17, 2023, Mr. Trenary received an option to purchase 257,143 shares of our common stock, one quarter of which will vest on the first anniversary of the date of grant and the remainder of which will vest in equal monthly installments over the next three years, subject to Mr. Trenary’s continued service through each vesting date. Mr. Trenary is entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”

Mr. Evanson and Mr. Dagnon. On December 21, 2021, we entered into employment agreements with each of Mr. Evanson and Mr. Dagnon. Pursuant to their employment agreements, each of Mr. Evanson and Mr. Dagnon receives a base salary of $450,000 and a discretionary annual cash bonus with a target amount equal to 50% of his respective base salary In connection with their entry into the employment agreements, each of Mr. Evanson and Mr. Dagnon received an option to purchase 800,000 shares of common stock, one quarter of which vested on the first anniversary of the date of grant and the remainder of which is vesting in monthly installments over the succeeding three years, subject to their continued service through each vesting date. In addition, each of Mr. Evanson and Mr. Dagnon received a performance-vesting option to purchase 200,000 shares of common stock, 100,000 of which were forfeited by each of Mr. Evanson and Mr. Dagnon in accordance with their terms due to non-satisfaction of the applicable performance criteria. The remaining 100,000 shares underlying these performance options vested for each of Mr. Evanson and Mr. Dagnon on March 31, 2022 in accordance with their terms based on the Company’s submission of the ONS-5010 BLA on or prior to the last day of the first calendar quarter of 2022. On November 18, 2022, Mr. Evanson and Mr. Dagnon each received options to purchase 100,000 shares of our common stock, which were set to vest based upon the Company’s achievement of certain performance milestones and were forfeited in accordance with their terms due to non-satisfaction of the applicable performance criteria. On April 17, 2023, each of Mr. Evanson and Mr. Dagnon received options to purchase 192,143 shares of our common stock, one quarter of which will vest on the first anniversary of the date of grant and the remainder of which is vesting in equal monthly installments over the next three years, subject to the recipient’s continued service through each vesting date. Under their employment agreements, Mr. Evanson and Mr. Dagnon are entitled to certain severance and change in control benefits, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.” On December 6, 2023, Mr. Dagnon ceased to serve as our Chief Operations Officer and an executive officer and was appointed as Senior Advisor. Mr. Dagnon will continue to receive the same compensation arrangement under his existing employment agreement.

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

For purposes of Mr. Trenary’s employment agreement:

●	“Cause” for termination means that the Company has determined in its sole discretion that Mr. Trenary has engaged in any of the following: (i) a material breach of any covenant or condition under his employment

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
●	“Good reason” means the occurrence of any of the following events without Mr. Trenary’s consent: (i) a material reduction in his base salary of at least 25%; (ii) a material breach of the employment agreement by us; (iii) a material reduction in Mr. Trenary’s duties, authority and responsibilities relative to his duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of Mr. Trenary’s principal place of employment, without his consent, in a manner that lengthens his one-way commute distance by 50 or more miles from his then-current principal place of employment immediately prior to such relocation; provided, however, that none of the events described in this sentence will constitute good reason unless and until (x) Mr. Trenary first notifies us in writing describing in reasonable detail the condition(s) that constitutes good reason within 30 days of its occurrence, (y) we fail to cure the condition(s) within 30 days after our receipt of written notice, and (z) Mr. Trenary voluntarily terminates his employment within 30 days after the end of 30-day cure period.

Mr. Evanson. Pursuant to Mr. Evanson’s current executive employment agreement, if he is terminated without cause or if Mr. Evanson terminates his employment for good reason, he would be entitled to receive an amount equal to 12 months of his base salary plus a bonus equal to 150% of his full target amount, employee benefit coverage for up to 12 months, as well as the acceleration of 50% of his unvested equity awards subject to time-based vesting requirements.

For purposes of Mr. Evanson’s employment agreement:

●	“Cause” is generally as defined above with respect to Mr. Trenary’s employment agreement.
●	“Good reason” generally means the occurrence of any of the following events without Mr. Evanson’s consent: (i) a material reduction in Mr. Evanson’s base salary of at least 25%; (ii) a material breach of the employment agreement by the Company; (iii) a material reduction in Mr. Evanson’s duties, authority and responsibilities relative to Mr. Evanson’s duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of Mr. Evanson’s principal place of employment, without his consent, in a manner that lengthens his one-way commute distance by 50 or more miles from his then-current principal place of employment immediately prior to such relocation, not to include Mr. Evanson’s initial relocation to a new headquarters to be established at the direction of the board of directors; provided, however, that none of the events described in this sentence will constitute good reason unless and until (x) Mr. Evanson first notifies us in writing describing in reasonable detail the condition(s) that constitutes good reason within 30 days of its occurrence, (y) we fail to cure the condition(s) within 30 days after our receipt of written notice, and (z) Mr. Evanson voluntarily terminates his employment within 30 days after the end of 30-day cure period

Mr. Dagnon. Pursuant to Mr. Dagnon’s executive employment agreement, if he is terminated without cause or if Mr. Dagnon terminates his employment for good reason, he would be entitled to receive an amount equal to 12 months of his base salary plus a bonus equal to his full target amount, employee benefit coverage for up to 12 months, as well as the acceleration of 50% of his unvested equity awards subject to time-based vesting requirements.

For purposes of Mr. Dagnon’s employment agreement:

●	“Cause” is generally as defined above with respect to Mr. Trenary’s employment agreement.
●	“Good reason” is generally as defined above with respect to Mr. Evanson’s employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of September 30, 2023.

	Option awards(1)
					Equity incentive
					plan awards:
		Number of	Number of		Number of
		securities	securities		securities
		underlying	underlying		underlying	Option
		unexercised	unexercised		unexercised	exercise	Option
	Grant	options (#)	options (#)		unearned	price	expiration
	date	exercisable	unexercisable		options (#)	($)	date
C. Russell Trenary III	07/06/2021	2,166,648	1,833,352	(2)	—	2.42	7/6/2031
	12/21/2021	500,000	—		—	1.44	12/21/2031
	4/17/2023	—	257,143	(3)	—	1.08	4/17/2033
Jeff Evanson	12/21/2021	100,000	—		—	1.44	12/21/2031
	12/21/2021	350,003	449,997	(4)	—	1.44	12/21/2031
	4/17/2023	—	192,143	(3)	—	1.08	4/17/2033
Terry Dagnon	12/21/2021	100,000	—		—	1.44	12/21/2031
	12/21/2021	350,003	449,997	(4)	—	1.44	12/21/2031
	4/17/2023	—	192,143	(3)	—	1.08	4/17/2033
(1)	The outstanding equity awards as of September 30, 2023 are stock options that were granted under and subject to the terms of the 2015 Plan. Except as otherwise indicated, each stock option is subject to vesting, subject to the executive’s continuous service with us through the vesting dates (or satisfaction of the vesting conditions) and the potential vesting acceleration of the time-based vesting conditions upon a change in control and certain terminations of employment.
(2)	Twenty-five percent of the shares subject to the option vested on July 6, 2022, with the remaining shares vesting in equal monthly installments over the following three years thereafter, subject to Mr. Trenary’s continuous service with the Company on each such date. The option is also subject to acceleration under certain circumstances.
(3)	Twenty-five percent of the shares subject to the option will vest on April 17, 2024, with the remaining shares vesting in equal monthly installments over the following three years thereafter, subject to continuous service with the Company on each such date. The option is also subject to acceleration under certain circumstances.
(4)	Twenty-five percent of the shares subject to the option vested on December 21, 2022, with the remaining shares vesting in equal monthly installments over the following three years thereafter, subject to continuous service with the Company on each such date. The option is also subject to acceleration under certain circumstances.

Clawback Policy

The SEC adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, and Nasdaq has adopted listing standards consistent with the SEC rules. In compliance with those standards, we have adopted an incentive compensation recoupment policy, or “clawback” policy, which applies to our executive officers, within the meaning of Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder, who were employed by the Company or a subsidiary of the Company during the applicable recovery period. Under the policy, in the event that the financial results upon which a cash or equity-based incentive award was predicated become the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate payout gives retroactive effect to the financial results as restated. The policy covers any cash or equity-based incentive compensation award that was paid, earned or granted to a covered officer during the last completed three fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement.

Director Compensation

The following table sets forth information concerning the compensation earned for service on the Board during the year ended September 30, 2023. Mr. Trenary’s compensation as an executive officer is set forth under “— Summary Compensation Table.” Mr. Trenary and Mr. Kenyon did not receive any additional compensation for service as a director. None of our directors earned any compensation other than cash fees or stock option awards under the 2015 Plan during the fiscal year ended September 30, 2023. Accordingly, we have omitted all other columns from the table below.

	Fees Earned or	Option
	Paid in Cash(1)	Awards(2)(3)	Total
Name	($)	($)	($)
Randy Thurman	207,500	35,000	242,500
Gerd Auffarth	44,000	35,000	79,000
Julian Gangolli	77,500	35,000	112,500
Kurt Hilzinger	60,000	35,000	95,000
Yezan Haddadin	75,000	35,000	110,000
Andong Huang	40,000	35,000	75,000
Faisal G. Sukhtian	78,000	35,000	113,000
Julia A. Haller	44,000	35,000	79,000
(1)	All non-employee directors, except Randy Thurman, elected to receive annual cash fees pursuant to our non-employee director compensation policy as in effect during fiscal 2023 in the form of stock options. See discussion below under “—Non-Employee Director Compensation Policy” for cash retainers, as well as discussion of stock options in lieu of fees below under “—Non-Employee Director Compensation Policy—Option Awards in Lieu of Cash Fees.”
(2)	Reflects the aggregate grant date fair value of the stock option awards granted computed in accordance with ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the director upon exercise of the stock options. For a discussion of the assumptions used in determining the fair value of awards of stock options in the above table and other additional information on stock options granted, refer to Note 11 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on December 22, 2023. Amounts exclude stock options granted in lieu of cash fees in addition to annual grants. See discussion of stock options in lieu of cash fees below under “—Non-Employee Director Compensation Policy—Option Awards in Lieu of Cash Fees.”
(3)	As of September 30, 2023, the following non-employee directors held options to purchase the following number of shares of our common stock: Randy Thurman (1,279,953), Gerd Auffarth (406,760), Julian Gangollli (538,434), Kurt Hilzinger (840,273), Yezan Haddadin (905,151), Andong Huang (384,346), Faisal Sukhtian (903,292), Julia Haller (108,304).

Non-Employee Director Compensation Policy

We have adopted a non-employee director compensation policy, pursuant to which our non-employee directors are eligible to receive compensation for service on the Board and committees of the Board.

For the year ended September 30, 2023, each non-employee director received the compensation described below:

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

The chairperson and members of the four standing committees of the Board are generally entitled to the following annual cash retainers:

Board Committee	Chairperson Fee	Member Fee
Audit Committee	$15,000	$7,500
Compensation Committee	10,000	5,000
Nominating and Corporate Governance Committee	8,000	4,000
Executive Committee	—	30,000

All annual cash compensation amounts are payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter. As discussed below under “— Option Awards in Lieu of Cash Fees,” with respect to the 2023 fiscal year, Messrs. Hilzinger, Haddadin, Sukhtian, Gangolli and Huang, Prof. Dr. Auffarth and Dr. Haller elected to receive a one-time equity grant in lieu of cash fees.

Option Awards in Lieu of Cash Fees

Under the non-employee director compensation policy, for the 2023 fiscal year, each non-employee director had the option to elect to receive all annual cash compensation in the form of stock options granted pursuant to the 2015 Plan. Effective October 1, 2023, for the 2024 fiscal year, each non-employee director may elect to receive either 50% or all of the annual cash compensation in the form of stock options granted pursuant to the 2015 Plan. This election must be made prior to the beginning for the applicable fiscal year, and each non-employee director must submit a new election for each fiscal year. If a non-employee director elects to receive compensation in the form of stock options, such stock options are automatically be granted on the third business day in October of such fiscal year and vest as follows: (i) 25% will vest on the last day of the first fiscal quarter during such fiscal year, and (ii) 25% will vest on the last day of each subsequent fiscal quarter during such fiscal year, provided the non-employee director is in service as a director on the first day of the fiscal quarter of the applicable scheduled vesting date. Non-employee directors who join the Board mid-fiscal year must make their elections within 30 days following commencement of service, and options are automatically granted on the first day of the fiscal quarter following such election.

In accordance with such election in the fiscal year 2023, our non-employee directors were granted the following option awards:

	Option awards
		Number of	Grant date	Option
		options	fair value	exercise price	Option expiration
Name	Grant date	granted	($)	($)	date
Kurt Hilzinger	10/5/2022	57,598	1.04	1.25	10/5/2032
Yezan Haddadin	10/5/2022	71,998	1.04	1.25	10/5/2032
Faisal Sukhtian	10/5/2022	74,878	1.04	1.25	10/5/2032
Julian Gangolli	10/5/2022	74,398	1.04	1.25	10/5/2032
Gerd Auffarth	10/5/2022	42,239	1.04	1.25	10/5/2032
Andong Huang	10/5/2022	38,399	1.04	1.25	10/5/2032
Julia A. Haller	10/5/2022	42,239	1.04	1.25	10/5/2032

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information relating to the beneficial ownership of our common stock as of January 10, 2024, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Applicable percentage ownership and total voting power are based on 260,257,517 shares of common stock outstanding as of January 10, 2024. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. Shares of common stock issuable upon vesting, exercise or conversion of outstanding equity awards or preferred stock that are exercisable, subject to vesting or convertible within 60 days after January 10, 2024 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

As otherwise noted below, the address for persons listed in the table is c/o Outlook Therapeutics, Inc., 485 Route 1 South, Building F, Suite 320, Iselin, New Jersey 08830.

	Common Stock
	Number of Shares
Name of Beneficial Owner	Beneficially Owned	%
Five Percent Stockholders (other than directors and officers):
GMS Ventures and Investments(1)	71,277,519	27.3%
Tenshi Healthcare Pte. Ltd.(2)	19,351,493	7.4%
Syntone Ventures, LLC(3)	19,823,045	7.6%
Named Executive Officers and Directors:
C. Russell Trenary III, Director, President and Chief Executive Officer	3,138,233	1.2%
Jeff Evanson, Chief Commercial Officer	1,279,313	*
Terry Dagnon, former Chief Operations Officer	1,186,396	*
Ralph H. “Randy” Thurman, Executive Chairman(4)	1,250,763	*
Gerd Auffarth, M.D, Director(5)	418,251	*
Julian Gangolli, Director(6)	589,939	*
Yezan Haddadin, Director(7)	1,017,013	*
Kurt J. Hilzinger, Director(8)	1,343,992	*
Andong Huang, Director(9)	391,059	*
Lawrence A. Kenyon, Director, Chief Financial Officer, Treasurer and Corporate Secretary(10)	3,882,990	1.5%
Faisal G. Sukhtian, Director(11)	1,023,394	*
Julia A. Haller Director(12)	103,128	*
All executive officers and directors as a group (11 persons)	14,438,075	5.3%
*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.
†	Represents voting power of less than one percent (1%) of the outstanding common stock.
(1)	Includes warrants to acquire 1,230,315 shares of our common stock. GMS Ventures & Investments, a Cayman Islands exempted company, or GMS, is a private investment vehicle and wholly owned subsidiary of GMS Holdings. Ghiath M. Sukhtian, or Sukhtian, a natural person, is the holder of a controlling interest in GMS Holdings. The principal office address of Sukhtian is Zahran Street, 7th Circle Zahran Plaza Building, 4th Floor P.O. Box 142904, Amman, Jordan 11844.
(2)	Tenshi Healthcare Pte. Ltd., or Tenshi Healthcare, is a Singapore private limited company. Tenshi Life Sciences Private Limited, or Tenshi Life Sciences, a private investment vehicle controlled by Arun Kumar Pillai, or Kumar, is the holder of a controlling interest in Tenshi Healthcare. Kumar, a natural person, is the holder of a controlling interest in Tenshi Life Sciences. The principal office address of Kumar is #30, “Galaxy”, 1st Main, J.P. Nagar, 3rd Phase, Bangalore, India 560078.
(3)	All shares are held directly by Syntone Ventures LLC, a Delaware limited liability company, or Syntone. Syntone LLC, a Delaware limited liability company, or the Manager, is the manager of Syntone, and is wholly-owned by Syntone Technologies Group Co. Ltd., a company organized in the People’s Republic of China, or Syntone Technologies. The principal business address for each of Syntone and the Manager is 1517 Champlain Crest Way, Cary, NC 27513. The principal business address for Syntone Technologies is Beihuan Road East, Renqiu City, Heibei Province, People’s Republic of China.
(4)	Includes 1,238,888 shares of common stock issuable under outstanding options held by Mr. Thurman exercisable within 60 days of January 10, 2024.
(5)	Represents shares of common stock issuable under outstanding options held by Prof. Dr. Auffarth exercisable within 60 days of January 10, 2024.
(6)	Represents shares of common stock issuable under outstanding options held by Mr. Gangolli exercisable within 60 days of January 10, 2024.
(7)	Includes 953,670 shares of common stock issuable under outstanding options held directly by Mr. Haddadin exercisable within 60 days of January 10, 2024.
(8)	Includes 870,875 shares of common stock issuable under outstanding options held by Mr. Hilzinger exercisable within 60 days of January 10, 2024.
(9)	Represents shares of common stock issuable under outstanding options held by Mr. Huang exercisable within 60 days of January 10, 2024.

(10)	Includes 3,864,064 shares of common stock issuable under outstanding options held by Mr. Kenyon exercisable within 60 days of January 10, 2024.
(11)	Includes 955,394 shares of common stock issuable under outstanding options held directly by Mr. Sukhtian exercisable within 60 days of January 10, 2024.
(12)	Represents shares of common stock issuable under outstanding options held by Dr. Haller exercisable within 60 days of January 10, 2024.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of September 30, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders:
2011 Stock Incentive Plan	2,470	49.97	(1)	—	(2)
2015 Equity Incentive Plan	24,656,279	1.43	(3)	17,414,910	(4)
2016 Employee Stock Purchase Plan	—	—		728,145	(5)
Equity compensation plans not approved by security holders	—	—		—
Total	24,658,749			18,143,055
(1)	Represents the base price per outstanding performance stock unit, or PSU, award at September 30, 2023.
(2)	Upon approval of the 2015 Plan, no additional options or awards were granted under the 2011 Stock Incentive Plan; all outstanding stock awards continue to be governed by their existing terms.
(3)	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding at September 30, 2023 under the 2015 Plan is comprised of option awards only.
(4)	The number of shares of our common stock reserved for issuance under the 2015 Plan automatically increases on January 1st of each year continuing through January 1, 2026, in an amount equal to the lesser of (A) 3% of the total number of shares of our common stock outstanding on December 31st of the immediately preceding calendar year and (B) a number determined by our board of directors. Accordingly, on January 1, 2024, an additional 7,807,726 shares were automatically added to the 2015 Plan reserve.
(5)	The number of shares of our common stock reserved for issuance under the 2016 Employee Stock Purchase Plan, or ESPP, automatically increases on January 1st each year continuing through January 1, 2026, by the lesser of (i) one percent (1%) of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (ii) 220,000 shares of our common stock and (iii) a number determined by our board of directors. Accordingly, on January 1, 2024, an additional 220,000 shares were automatically added to the ESPP reserve.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions since October 1, 2021 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at September 30, 2022 and 2023, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in the section titled “Executive Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

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

GMS Ventures & Investments

November 2021 Public Offering

GMS Ventures participated in the November 2021 underwritten offering of our common stock, acquiring 16,000,000 shares of our common stock from the underwriter at the public offering price per share of $1.25, for gross proceeds of $20.0 million to us. We did not pay the underwriter any commissions or discounts on shares sold by it to GMS Ventures.

April 2022 Amended and Restated Investor Rights Agreement

In April 2022, the Company entered into an Amended and Restated Investor Rights Agreement, or the A&R IRA, with GMS Ventures, which amended and restated the Investor Rights Agreement, or the Previous IRA, dated as of September 11, 2017, between the Company, GMS Ventures and BioLexis Pte. Ltd., or BioLexis. The A&R IRA was entered into in connection with a restructuring of BioLexis pursuant to which all shares of the Company’s capital stock held by BioLexis for the benefit of affiliates of GMS Ventures were transferred to GMS Ventures, or the Restructuring. In connection with the Restructuring, the rights and obligations of BioLexis under the Previous IRA were terminated. Under the A&R IRA, the Company granted GMS Ventures demand and piggyback registration rights consistent with the Previous IRA. In addition, as long as GMS Ventures and certain of its affiliates maintain beneficial ownership of at least 5% of the Company’s outstanding common stock, GMS Ventures shall be entitled to nominate directors to the Board in proportion to the aggregate of its and Tenshi Healthcare’s ownership stake in the Company (rounded up). If GMS Ventures acquires beneficial ownership of at least 50% of the Company’s outstanding common stock but less than or equal to 57%, GMS Ventures shall be entitled to nominate four of the directors for election to the Board.

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

January 2024 Private Placement

In January 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the Company agreed to issue and sell in a private placement (the “Private Placement”) $60 million in shares of common stock, and, for each share of common stock issued in the Private Placement, accompanying warrants to purchase up to one and a half shares of common stock. The purchase price per share (the “Per Share Price”) and accompanying warrant will be equal to the lower of (a) $0.35 and (b) the Market Price of the common stock as of the closing of the Private Placement (the “Closing”). “Market Price” means the lower of (i) the closing price of the common stock on The Nasdaq Capital Market as of the trading day immediately preceding Closing and (ii) the volume weighted average price of the common stock on The Nasdaq Capital Market over the five trading days prior to the Closing (but in no event lower than $0.07 per share). The warrants will have a per share exercise price per share of 110% of the

Per Share Price, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants have a beneficial ownership limit of 19.99%. GMS Ventures committed to participate for its pro rata share to maintain its percentage ownership for $16.1 million of the total gross proceeds. The Closing is conditioned on (i) the filing of an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock by at least a number of shares sufficient to issue the shares of common stock issuable in the Private Placement and the shares of common stock underlying the related warrants, (ii) the implementation of a reverse stock split of the common stock, and (iii) stockholder approval of the issuance of the Private Placement pursuant to Nasdaq Listing Rule 5635(d). The Private Placement will not close, the common stock and warrants will not be issued and the proceeds of the Private Placement will not be received by the Company unless and until the stockholder approvals are obtained and the reverse stock split is implemented.

Syntone Ventures LLC

May 2020 Stock Purchase Agreement

In May 2020, the Company entered into a Stock Purchase Agreement, or the Syntone SPA, with Syntone for the purchase of 16,000,000 shares of common stock at a price of $1.00 per share for a total purchase price of $16 million. Under the Syntone SPA, the Company granted Syntone demand and piggyback registration rights related to such shares of common stock.

January 2024 Private Placement

In January 2024, the Company entered into a securities purchase agreement with Syntone, pursuant to which Syntone agreed to purchase in a private placement (the “Syntone Private Placement”) $5 million of shares of common stock and, for each share issued in the Syntone Private Placement, accompanying warrants to purchase up to one and a half shares of common stock on substantially the same terms as the Private Placement, subject to receipt of certain regulatory approvals in addition to the closing conditions noted above.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that the following eight directors are independent directors within the meaning of the applicable Nasdaq listing standards: Prof. Dr. Auffarth, Dr. Haller, and Messrs. Gangolli, Haddadin, Hilzinger, Huang, Sukhtian and Thurman. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended September 30, 2023 and 2022 by KPMG LLP, our independent registered public accounting firm.

	Fiscal Year Ended September 30,
	2023	2022
Audit Fees	$752,930	$644,500
Audit-Related Fees	—	—
Tax Fees	68,000	181,052
All Other Fees	—	—
Total Fees	$820,930	$825,552

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

3.6	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on March 26, 2021).

4.1	Description of Registrant’s securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

10.1#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

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

10.26#

Outlook Therapeutics, Inc. Non-Employee Director Compensation Policy as Amended and Restated, Effective October 1, 2023 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

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

10.30

Amendment, dated December 21, 2023, to the Convertible Promissory Note, dated December 22, 2022, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

10.31	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2022).

10.32

At-the-market Sales Agreement between the Company and BTIG, LLC dated May 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 16, 2023).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

23.1	Consent of independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date: January 24, 2024	By: /s/ C. Russell Trenary III
Name: C. Russell Trenary III
Title: President and Chief Executive Officer