Form 10-Q
period 2023-12-31
Outlook Therapeutics, Inc.
filed 2024-02-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of February 12, 2024 was 260,257,517.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on December 22, 2023, including, among other things, risks associated with:

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

These risks are not exhaustive. Additional factors could harm our business and financial performance, such as risks associated with the current macroeconomic environment, including as a result of the impacts of inflation, high interest rates, current or potential future bank failures or ongoing overseas conflict. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31, 2023	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$10,356,630	$23,391,982
Prepaid expenses and other current assets	10,032,579	7,587,216
Total current assets	20,389,209	30,979,198

Operating lease right-of-use assets, net	14,956	26,172
Equity method investment	796,480	793,932
Other assets	484,320	501,299
Total assets	$21,684,965	$32,300,601

Liabilities, convertible preferred stock and stockholders’ deficit

Current liabilities:
Current portion of long-term debt	$36,544,000	$35,551,000
Current portion of finance lease liabilities	1,084	4,267
Accounts payable	3,480,326	6,574,523
Accrued expenses	4,086,770	2,745,740
Income taxes payable	1,856,629	1,856,629
Total current liabilities	45,968,809	46,732,159

Warrant liability	59,561	6,219
Total liabilities	46,028,370	46,738,378

Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding	—	—
Total convertible preferred stock	—	—

Stockholders’ deficit:
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 425,000,000 shares authorized; 260,257,517 shares issued and outstanding at December 31, 2023 and September 30, 2023	2,602,574	2,602,574
Additional paid-in capital	452,150,446	450,877,835
Accumulated deficit	(479,096,425)	(467,918,186)
Total stockholders' deficit	(24,343,405)	(14,437,777)
Total liabilities, convertible preferred stock and stockholders' deficit	$21,684,965	$32,300,601

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended December 31,
	2023	2022
Operating expenses:
Research and development	$4,529,358	$9,862,424
General and administrative	5,793,764	5,825,604
Loss from operations	(10,323,122)	(15,688,028)
Income on equity method investment	(2,548)	(21,505)
Interest (income) expense, net	(188,677)	2,448,591
Loss on extinguishment of debt	—	577,659
Change in fair value of promissory notes	993,000	—
Change in fair value of warrant liability	53,342	(30,260)
Net loss	$(11,178,239)	$(18,662,513)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.04)	$(0.08)
Weighted average shares outstanding, basic and diluted	260,257,517	227,410,533

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

	Stockholders' Deficit

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2023	260,257,517	$2,602,574	$450,877,835	$(467,918,186)	$(14,437,777)
Stock-based compensation expense	—	—	1,272,611	—	1,272,611
Net loss	—	—	—	(11,178,239)	(11,178,239)
Balance at December 31, 2023	260,257,517	$2,602,574	$452,150,446	$(479,096,425)	$(24,343,405)

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2022	227,310,572	$2,273,105	$415,398,984	$(408,935,518)	$8,736,571
Sale of common stock, net of issuance costs	29,356,222	293,562	23,998,598	—	24,292,160
Stock-based compensation expense	—	—	1,392,393	—	1,392,393
Net loss	—	—	—	(18,662,513)	(18,662,513)
Balance at December 31, 2022	256,666,794	$2,566,667	$440,789,975	$(427,598,031)	$15,758,611

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(11,178,239)	$(18,662,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,195	10,778
Loss on extinguishment of debt	—	577,659
Non-cash interest expense	—	2,529,830
Stock-based compensation	1,272,611	1,392,393
Change in fair value of promissory notes	993,000	—
Change in fair value of warrant liability	53,342	(30,260)
Income on equity method investment	(2,548)	(21,505)
Interest paid on debt	—	(1,158,609)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,445,363)	788,509
Operating lease liabilities	—	(11,422)
Accounts payable	(3,094,197)	678,394
Accrued expenses	1,341,030	5,005,500
Net cash used in operating activities	(13,032,169)	(8,901,246)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of issuance costs	—	24,637,009
Proceeds from debt	—	30,000,000
Payments of finance lease obligations	(3,183)	(2,797)
Repayment of debt	—	(10,220,000)
Payment of financing costs	—	(568,930)
Net cash (used in) provided by financing activities	(3,183)	43,845,282
Net (decrease) increase in cash and cash equivalents	(13,035,352)	34,944,036
Cash and cash equivalents at beginning of period	23,391,982	17,396,812
Cash and cash equivalents at end of period	$10,356,630	$52,340,848
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,159,008
Supplemental schedule of non-cash financing activities:
Debt issuance costs in accrued expenses	$—	$254,964
Common stock issuance costs in accrued expenses	$—	$339,275
Deferred offering costs amortization	$—	$5,573

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

In the fourth quarter of calendar 2023, the Company agreed to conduct an additional adequate and well-controlled clinical trial following discussions with the U.S. Food and Drug Administration (“FDA”) in support of the Company’s Biologics License Application (“BLA”) for ONS-5010. In December 2023, the Company submitted a Special Protocol Assessment (“SPA”) to the FDA for this study (NORSE EIGHT) seeking confirmation that, if successful, it will address the FDA’s requirement for a second adequate and well-controlled clinical trial to support its planned resubmission of the ONS-5010 BLA. In January 2024, the Company received confirmation that the FDA has reviewed and agreed upon the NORSE EIGHT trial protocol pursuant to the SPA and that, if the NORSE EIGHT trial is successful, it would satisfy the FDA’s requirement for a second adequate and well-controlled clinical trial to address fully the clinical deficiency identified in the Complete Response Letter (“CRL”). The first subject was enrolled in NORSE EIGHT in January 2024.  In addition, through a Type A meeting and additional interactions, the Company has identified the approaches needed to resolve the chemistry, manufacturing and controls (“CMC”) comments in the CRL.

Separately, in October 2022 the Company submitted a Marketing Authorization Application (“MAA”), for ONS-5010 with the European Medicines Agency (“EMA”). On December 22, 2022, the Company’s MAA was validated for review by the EMA. The formal review process of the MAA by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) is now underway with an estimated decision date expected in the first half of calendar 2024. ONS-5010 is the Company’s sole product candidate in active development.

2.    Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $479,096,425 as of December 31, 2023. As of December 31, 2023, the Company had $37,666,716 of principal, accrued interest and exit fees due under an unsecured convertible promissory note issued in December 2022 (the “December 2022 Note”), maturing on April 1, 2024. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

In January 2024, the Company entered into a securities purchase agreement with the investors named therein, pursuant to which the Company agreed to sell and the investors agreed to purchase shares of common stock and accompanying warrants to purchase shares of common stock in a private placement (the "Private Placement”), for gross proceeds of up to $60,000,000 at closing, plus up to an additional $99,000,000 upon full cash exercise of the warrants. In addition, in January 2024, the Company entered into a securities purchase agreement with Syntone Ventures, LLC (“Syntone”), pursuant to which the Company agreed to sell and Syntone agreed to purchase shares of common stock and accompanying warrants to purchase shares of common stock in a private placement (the “Syntone Private Placement” and together with the Private Placement, the “Private Placements”), for gross proceeds of up to $5,000,000 at closing. Concurrently with the Private Placements, the Company entered into an amendment to the December 2022 Note (the “Note Amendment”), which, among other things, would extend the maturity of the December 2022 Note to July 1, 2025. Both the Private Placements and the Note Amendment are subject to satisfaction of certain closing conditions, including various required stockholder approvals and, with respect to the Syntone Private Placement, certain regulatory approvals. The Private Placements will not close, the shares of common stock and warrants will not be issued and the proceeds of the Private Placements will not be received by the Company unless and until the closing conditions are satisfied. Similarly, the Note Amendment will not

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

be effective unless the relevant conditions are satisfied. Therefore, there can be no assurance that the Private Placements and the Note Amendment will be successful. See Note 12 for additional information on the Private Placements and the Note Amendment.

Management does not believe that the existing cash and cash equivalents as of December 31, 2023 are sufficient to fund the Company’s operations through one year from the Form 10-Q filing date. However, management does believe that the existing cash and cash equivalents when combined with the expected proceeds from the Private Placements (subject to closing conditions being met and meeting the requirements for calling the associated warrants) are sufficient to support the Company’s operations through June 2025. If stockholders do not approve the Private Placements or the change in terms for the December 2022 Note at the upcoming annual meeting of stockholders, it would raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2023 and its results of operations for the three months ended December 31, 2023 and 2022, cash flows for the three months ended December 31, 2023 and 2022, and stockholders’ (deficit) equity for the three months ended December 31, 2023 and 2022. Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2023. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2023.

Use of estimates

The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited interim consolidated financial statements, such as the current macroeconomic environment, including as a result of inflation, high interest rates or ongoing overseas conflict, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary.

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

The following table sets forth the computation of basic loss per share and diluted loss per share:

	Three months ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(11,178,239)	$(18,662,513)
Common stock shares outstanding (weighted average)	260,257,517	227,410,533
Basic and diluted net loss per share	$(0.04)	$(0.08)

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2023 and 2022, as they would be antidilutive:

	As of December 31,
	2023	2022
Performance-based stock units	2,470	2,470
Performance-based stock options	700,000	1,900,000
Stock options	25,982,109	20,726,330
Common stock warrants	7,328,549	7,328,549
Convertible debt	17,519,402	15,910,000	(i)

(i)	The potentially dilutive securities related to convertible debt are calculated based on a fixed conversion price of $2.00 per share, which is subject to change as described in Note 7.

Recently issued accounting pronouncements

In  November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment and will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-07 will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 which is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements and disclosures.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$36,544,000
Warrant liability	—	—	59,561
Total	$—	$—	$36,603,561

	September 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$35,551,000
Warrant liability	—	—	6,219
Total	$—	$—	$35,557,219

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and unsecured convertible promissory note for the three months ended December 31, 2023:

	Unsecured Convertible
	Promissory Note	Warrants
Balance at October 1, 2023	$35,551,000	$6,219
Change in fair value	993,000	53,342
Balance at December 31, 2023	$36,544,000	$59,561

As further described in Note 7, the Company elected the fair value option to account for the December 2022 Note. The fair value of the December 2022 Note is estimated using a binomial lattice model, which evaluates the payouts under hold,

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

convert or call decisions. Significant estimates in the binomial lattice model include the Company’s stock price, volatility, risk-free rate of return, and credit-adjusted discount rate.

The fair value of the December 2022 Note as of December 31, 2023 was estimated using a binomial lattice model with the following assumptions:

	December 31, 2023	September 30, 2023
Term (years)	0.3	0.3
Stock price	$0.39	$0.22
Volatility	186.0%	71.0%
Risk-free rate	5.4%	5.5%
Dividend yield	—%	—%
Credit-adjusted discount rate	21.8%	22.8%

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

	December 31, 2023	September 30, 2023
Risk-free interest rate	4.72%	5.30%
Remaining contractual term of warrants (years)	1.1	1.4
Expected volatility	235.4%	158.3%
Annual dividend yield	—%	—%
Fair value of common stock (per share)	$0.39	$0.22

5.  Equity Method Investment

In connection with the execution of a stock purchase agreement with Syntone Ventures LLC, the United States-based affiliate of Syntone Technologies Group Co. Ltd. (“Syntone PRC”) on May 22, 2020, the Company and Syntone PRC entered into a joint venture agreement pursuant to which they agreed to form a People’s Republic of China (“PRC”) joint venture, Beijing Syntone Biopharma Ltd (“Syntone JV”), that is 80% owned by Syntone PRC and 20% owned by the Company. As the Company can exert significant influence over, but does not control, Syntone JV’s operations through voting rights or representation on Syntone JV’s board of directors, the Company accounts for this investment using the equity method of accounting. Upon formation of Syntone JV in April 2021, the Company entered into a royalty-free license with Syntone JV for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

6.     Accrued Expenses

Accrued expenses consists of:

	December 31, 2023	September 30, 2023
Compensation	$1,112,512	$919,970
Research and development	1,631,674	1,234,192
Professional fees	1,161,512	165,192
Other accrued expenses	181,072	426,386
	$4,086,770	$2,745,740

7.    Debt

Debt consists of:

	December 31, 2023	September 30, 2023
Unsecured convertible promissory note (measured at fair value)	$36,544,000	$35,551,000
Less: current portion	(36,544,000)	(35,551,000)
Long-term debt	$—	$—

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

The December 2022 Note bears interest at 9.5% per annum and matures on April 1, 2024. The December 2022 Note contains customary covenants, including a restriction on the Company’s ability to pledge certain of the Company’s assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the December 2022 Note at the Conversion Price (as defined below). The principal amount and conversion price of the December 2022 Note are subject to adjustment upon certain triggering events. In addition, the Company has the right to convert all or any portion of the outstanding balance under the December 2022 Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $2.50 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. Payments may be made by the Company (i) in cash, (ii) in shares of common stock, with the number of shares being equal to the portion of the applicable payment amount divided by the Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. Any payments made by the Company in cash, including prepayments or repayment at maturity, will be subject to an additional fee of 7.5%. Upon the occurrence of certain events described in the December 2022 Note, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent (each such event, a “Trigger Event”), the Lender shall have the right, subject to certain exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default (such event, an “Event of Default”). Following an Event of Default, the Lender

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the December 2022 Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. If the Conversion Price is below $0.1756 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. Subject to certain exceptions, while the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt and a 10% participation right in any future debt or equity financings.

In December 2023, the Company extended the maturity of the December 2022 Note from January 1, 2024 to April 1, 2024. The Company incurred a $475,000 extension fee, which was expensed in the three months ended December 31, 2023 and included in general and administrative expense in the unaudited interim consolidated statement of operations. In January 2024, the Company entered into the Note Amendment, which would further extend the maturity of the December 2022 Note to July 1, 2025. The Note Amendment is subject to satisfaction of certain closing conditions, including various required stockholder approvals. The Note Amendment will not be effective unless the relevant conditions are satisfied. Therefore, there can be no assurance that the Note Amendment will be successful. See Note 12 for additional information on the Note Amendment.

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

November 2021 Note

On November 16, 2021, the Company received $10,000,000 in net proceeds from the issuance of the November 2021 Note with a face amount of $10,220,000. Debt issuance costs totaling $820,000 were recorded as debt discount and were deducted from the principal. The debt discount was amortized as a component of interest expense over the term of the underlying debt using the effective interest method. The November 2021 Note bore interest at a rate of 9.5% per annum compounding daily and was set to mature on January 1, 2023. The Company could prepay all or a portion of the November 2021 Note at any time by paying 105% of the outstanding balance elected for pre-payment.

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

During the three months ended December 31, 2022, the Company recognized $454,866 of interest expense related to the November 2021 Note of which $190,775 was related to the amortization of debt discount.

8.     Commitments and Contingencies

Litigation

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The pending lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuit and any other related lawsuits is necessarily uncertain. The Company could be forced to expend significant resources in the defense of the pending lawsuit and any additional lawsuits, and the Company may not prevail. In addition, the Company may incur substantial legal fees and costs in connection with such lawsuits. The Company currently is not able to estimate the possible cost to it from these matters, as the pending lawsuit is currently at an early stage, and the Company cannot be certain how long it may take to resolve the pending lawsuit or the possible amount of any damages that the Company may be required to pay. Such amounts could be material to the Company’s financial statements if it does not prevail in the defense of the pending lawsuit and any other related lawsuits, or even if it does prevail. The Company has not established any reserve for any potential liability relating to the pending lawsuit and any other related lawsuits. It is possible that the Company could, in the future, incur judgments or enter into settlements of claims for monetary damages.

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

The components of lease cost for the three months ended December 31, 2023 and 2022 are as follows:

	Three months ended December 31,
	2023	2022
Lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities	104	491
Total finance lease cost	104	491
Operating lease cost	11,217	11,217
Total lease cost	$11,321	$11,708

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Amounts reported in the unaudited interim consolidated balance sheets for leases where the Company is the lessee are as follows:

	December 31, 2023	September 30, 2023
Operating leases:
Right-of-use asset	$14,956	$26,172
Operating lease liabilities	—	—
Finance leases:
Right-of-use asset	$—	$—
Financing lease liabilities	1,084	4,267
Weighted-average remaining lease term (years):
Operating leases	0.3	0.6
Finance leases	—	0.3
Weighted-average discount rate:
Operating leases	7.5%	7.5%
Finance leases	13.0%	13.0%

Other information related to leases for the three months ended December 31, 2023 and 2022 are as follows:

	Three months ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$104	$491
Operating cash flows from operating leases	—	11,861
Financing cash flows from finance leases	3,183	2,797

Future minimum lease payments under non-cancelable leases as of December 31, 2023 are as follows for the years ending September 30:

Finance leases
2024 (remaining one month)	$1,096
Less: Imputed interest	12
Total lease obligations	$1,084

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

H.C. Wainwright & Co. At-the-Market Offering Agreement

On March 26, 2021, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., as sales agent (“Wainwright”) (the “Wainwright ATM Agreement” or the “Wainwright ATM Offering”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40,000,000 from time to time through Wainwright. The Company incurred financing costs of $197,654, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the Wainwright ATM Offering.

Under the Wainwright ATM Agreement, the Company paid Wainwright a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the Wainwright ATM Agreement. The Company terminated the Wainwright ATM Agreement effective May 15, 2023. As a result, the Company wrote off unamortized deferred costs under the Wainwright ATM Agreement effective as of the termination date.

During the three months ended December 31, 2022, the Company sold 895,391 shares of common stock under the Wainwright ATM Offering and generated $1,089,105 in net proceeds. The Company paid fees to Wainwright and other issuance costs of $38,799.

BTIG, LLC At-the-Market Offering Agreement

On May 16, 2023, the Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) as sales agent (the “BTIG ATM Agreement” or the “BTIG ATM Offering”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time through BTIG. The Company incurred financing costs of $353,688, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the BTIG ATM Offering. As of December 31, 2023, $331,512 of such deferred costs are included in other assets on the unaudited interim consolidated balance sheets.

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

No shares of common stock were sold under the BTIG ATM Offering during the three months ended December 31, 2023.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Common stock warrants

As of December 31, 2023, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

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

10.  Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. As of December 31, 2023, PSUs representing 2,470 shares of the Company’s common stock were outstanding under the 2011 Plan. Effective with the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”), no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 42,265,841. As of December 31, 2023, 15,389,080 shares remained available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and RSU over its vesting period.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
Research and development	$231,416	$290,656
General and administrative	1,041,195	1,101,737
	$1,272,611	$1,392,393

Stock options

As of December 31, 2023 options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2023	23,956,279	$1.44
Granted	2,559,158	0.29
Forfeited or expired	(533,328)	1.37
Balance at December 31, 2023	25,982,109	$1.32	7.5	$307,927
Exercisable at December 31, 2023	16,097,527	$1.42	7.0	$76,981
Vested and expected to vest at December 31, 2023	25,982,109	$1.32	7.5	$307,927

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the three months ended December 31, 2023 and 2022 was $0.26 and $0.99 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended December 31,
	2023	2022
Risk-free interest rate	4.6%	3.9%
Expected term (years)	5.5	5.3
Expected volatility	130.6%	115.0%
Expected dividend yield	—	—

As of December 31, 2023, there was $7,989,001 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 1.9 years.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

A summary of the activity under the performance share option plan as of December 31, 2023 and changes during the three months then ended are presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2023	700,000	$1.44
Granted	—	1.44
Balance at December 31, 2023	700,000	$1.44	8.0	$—
Exercisable at December 31, 2023	700,000	$1.44	8.0	$—
Vested and expected to vest at December 31, 2023	700,000	$1.44	8.0	$—

The weighted average grant date fair value of the performance stock options awarded during the three months ended December 31, 2022, was $0.91 per option. As of December 31, 2023, the Company assessed that the performance conditions related to the performance options granted were not probable of achievement. The assessment was based on the relevant facts and circumstances and therefore no compensation costs were recognized. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended December 31,
2022
Risk-free interest rate	3.8%
Expected term (years)	10.0
Expected volatility	91.3%
Expected dividend yield	—

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year term from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

The following table summarizes the activity related to PSUs during the three months ended December 31, 2023:

			Weighted
			Average
	Number	Base	Remaining
	of	Price	Contractual	Aggregate
	PSUs	Per PSU	Term (Years)	Intrinsic Value
Balance at October 1, 2023	2,470	$49.97
Forfeitures	—	—
Balance at December 31, 2023	2,470	$49.97	0.5	$—
Exercisable at December 31, 2023	2,470	$49.97	0.5	$—
Vested and expected to vest at December 31, 2023	2,470	$49.97	0.5	$—

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

On January 27, 2020, the Company entered into a termination agreement and mutual release with MTTR to terminate the strategic partnership agreement. Pursuant to the agreement, the Company agreed (x) to issue to the four principals of MTTR (who include two of its named executive officers, Messrs. Dagnon and Evanson) an aggregate of 7,244,739 shares of its common stock, subject to stockholder approval, (y) to enter into consulting agreements with each of the four principals setting forth the terms of his respective compensation arrangement, and (z) to pay MTTR a one-time settlement fee of $110,000 upon effectiveness of the agreement. The restricted stock compensation expense was accelerated during the year ended September 30, 2022 as a result of the Company achieving certain performance conditions related to the Company’s BLA submission and the corresponding repurchase rights lapsing.

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

Mr. Dagnon transitioned from Chief Operations Officer to Senior Advisor on December 6, 2023, as part of the Company's strategic organizational realignment program.

During the three months ended December 31, 2023 and 2022, MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate of $60,000 and $58,069, respectively, which includes monthly consulting fees and expense reimbursement. There were no amounts payable to the former MTTR principals at December 31, 2023 and September 30, 2023.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

12. Subsequent Events

Private Placement

Securities Purchase Agreement

On January 22, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the institutional and accredited investors named therein (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, and the Investors agreed to purchase, in the Private Placement an aggregate of $60,000,000 in shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, and, for each Share issued in the Private Placement, accompanying warrants to purchase up to one and a half shares of common stock (the “Warrants” and, together with the Shares, the “Securities”). The purchase price per Share and accompanying Warrant will be equal to the lower of (a) $0.35 and (b) the Market Price of the common stock as of the Closing (as defined below) (the “Per Share Price”). “Market Price” means the lower of (i) the closing price of the common stock on the Nasdaq Capital Market as of the trading day immediately preceding Closing (the “Pricing Date”) and (ii) the volume weighted average price (“VWAP”) of the common stock on the Nasdaq Capital Market over the five trading days prior to the Closing (but in no event lower than $0.07 per share).

The Warrants will have a per share exercise price equal to 110% of the Per Share Price, subject to proportional adjustments in the event of stock splits or combinations or similar events (such as the reverse stock split to be implemented prior to Closing as discussed below). The Warrants will be exercisable only for cash, except in limited circumstances, at any time after the date of issuance (the “Issue Date”) and will expire five years from the Issue Date. A holder of Warrants may not exercise the Warrant if the holder, together with its affiliates, would beneficially own more than a specified percentage of the outstanding common stock (4.99%, 9.99% or 19.99%, as applicable), immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”), which may be increased or decreased at the holders’ option (not to exceed 19.99%), effective 61 days after written notice to the Company. In addition, the Company may require the holders to cash exercise the Warrants under certain circumstances as follows: (i) if the VWAP of the common stock equals or exceeds $1.00 per share (subject to adjustment in the event of stock splits, combinations or similar events, such as the reverse stock split to be implemented prior to Closing as discussed below) for 30 consecutive days (the “Stock Price Condition”) at any time after the Company publicly announces topline data from its NORSE EIGHT clinical trial evidencing satisfaction of the trial’s primary endpoints (the “NORSE EIGHT Announcement”), upon the consent of a majority of the members of the Company’s Board of Directors (the “Board”), the Company may require the holders to exercise up to 20% of the aggregate number of Warrants issued to such holder on the Issue Date; and (ii) the Company may require up to the remainder of the Warrants be exercised (A) if the Stock Price Condition is satisfied at any time after the Company publicly announces approval from the FDA of its BLA  for ONS-5010, upon the consent of a majority of the members of the Board or (B) if the Stock Price Condition is satisfied at any time after the NORSE EIGHT Announcement, upon the unanimous consent of the members of the Company’s Board of Directors present at duly called meeting.

The closing of the Private Placement (the “Closing”) is conditioned on (i) the filing of an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock by at least a number of shares sufficient to issue the Shares and the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”), (ii) the implementation of a reverse stock split of the common stock, and (iii) stockholder approval of the issuance of the Securities in the Private Placement. The Company intends to seek to obtain approval of each of the foregoing at its 2024 annual meeting of stockholders (collectively, the “Stockholder Approval”). The Private Placement will not close, the Securities will not be issued, and the proceeds of the Private Placement will not be received by the Company unless and until the Stockholder Approval is obtained and the reverse stock split is implemented. The Company anticipates receiving gross proceeds of $60,000,000 at the Closing and may receive up to an additional $99,000,000 of gross proceeds upon cash exercise of the Warrants, in each case before deducting placement agent fees and offering expenses. Bank of America Securities and BTIG acted as co-placement agents in connection with the financing.

The Securities Purchase Agreement may be terminated if the Stockholder Approval is not obtained by April 15, 2024 or if Closing has not occurred prior to the 15th trading day following receipt of Stockholder Approval.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Syntone Private Placement

Purchase Agreement

In addition, on January 22, 2024, the Company entered into a securities purchase agreement (the “Syntone Purchase Agreement”) with Syntone, pursuant to which Syntone agreed to purchase $5,000,000 of shares of common stock (the “Syntone Shares”) and, for each Syntone Share issued under the Syntone Purchase Agreement, accompanying warrants to purchase up to one and a half shares of common stock (the “Syntone Warrants”) on substantially the same terms as those set forth in the Securities Purchase Agreement and the Warrants, subject to receipt of certain regulatory approvals (the “Syntone Private Placement” and, together with the Private Placement, the “Private Placements”), in addition to the closing conditions noted above.

December 2022 Note Amendment

On January 22, 2024, the Company entered into the Note Amendment with the December 2022 Lender. Pursuant to the Note Amendment, the Lender agreed, subject to the satisfaction of certain conditions, to the following conditional amendments (collectively, the “Conditional Amendments”): (i) a reduction in the initial conversion price with respect to $15,000,000 in aggregate principal amount of the Note to the price per share in an issuance of equity securities by the Company resulting in aggregate gross proceeds of at least $25,000,000 (a “Qualified Offering”) (which the Company expects to result in a reduction of the initial conversion price such that it equals the Per Share Price in the Private Placement) (the “Conversion Price Adjustment”), which would apply to conversions on or after April 1, 2024; (ii) an extension of the maturity date of the Note to July 1, 2025; (iii) an extension fee of 7.5% of the outstanding balance of the Note, which amount will be calculated and added to the outstanding balance on the date a Qualified Offering is completed; (iv) an increase of the rate at which interest will accrue on the Note from 9.5% to the prime rate (as published in the Wall Street Journal) plus 3% (subject to a floor of 9.5%); and (v) an obligation of the Company to repay at least $3,000,000 of the outstanding balance of the Note for each calendar quarter beginning with the second quarter of 2024 (subject to adjustment for conversions by the Lender and to payment of an exit fee as set forth in the  December 2022 Note and continuing until it is repaid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended September 30, 2023 and 2022 included in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission, or SEC, on December 22, 2023.

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “seek,” “should,” “will,” “would,” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other forward-looking information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a material difference including, but not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 22, 2023, and elsewhere in this report. See “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

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

We agreed to conduct an additional adequate, and well-controlled clinical trial following discussions with the FDA in support of our BLA for ONS-5010. In December 2023, we submitted a Special Protocol Assessment, or SPA, to the FDA for this study (NORSE EIGHT) seeking confirmation that, if successful, it will address the FDA’s requirement for a second adequate and well-controlled clinical trial to support our planned resubmission of the ONS-5010 BLA. In January 2024, we received confirmation that the FDA has reviewed and agreed upon the NORSE EIGHT trial protocol pursuant to the SPA. If the NORSE EIGHT trial is successful, it would satisfy the FDA’s requirement for a second adequate and well-

controlled clinical trial to address fully the clinical deficiency identified in the CRL. The first subject was enrolled in NORSE EIGHT in January 2024.  In addition, through a Type A meeting and additional interactions, we have identified the approaches needed to resolve the CMC comments in the CRL. We are working to address the open items and expect to resolve these comments prior to the expected completion of NORSE EIGHT.

Separately, in October 2022 we submitted a Marketing Authorization Application, or MAA, for ONS-5010 with the European Medicines Agency, or the EMA. On December 22, 2022, our MAA was validated for review by the EMA. The MAA was submitted as a ‘full-mixed marketing authorisation application’ based on Article 8.3 of Directive 2001/83/EC. The formal review process of the MAA by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, is now underway with an estimated decision date expected in the first half of calendar 2024. ONS-5010 is our sole product candidate in active development.

Our initial BLA submission for ONS-5010 in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. The study design for our clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019. In August 2020, we reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 (bevacizumab-vikg) to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters in Best Corrected Visual Acuity, or BCVA, score was met and was both highly statistically significant and clinically relevant. In the intent to treat, or ITT, primary dataset, the percentage of patients who gained at least 15 letters who were treated with ONS-5010, was 41.7%, and the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the secondary per protocol, or PP, dataset (p = 0.04) where the percentages were almost identical, at 41.0% with ONS-5010, and 24.7% with ranibizumab. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0035). A mean change of 11.2 letters in BCVA score was observed with ONS-5010, and with ranibizumab the mean change was 5.8 letters. The results were also statistically significant in the secondary PP dataset (p = 0.01) with a mean change with ONS-5010 of 11.1 letters versus 7.0 letters with ranibizumab. Additionally, the majority of ONS-5010 subjects maintained or gained BCVA during the study (defined as change from baseline in BCVA ≥ 0), with at least 80% of ONS-5010 subjects maintaining BCVA each month. Results were also positive for the remaining NORSE TWO secondary endpoints with 56.5% (p = 0.0016) of ONS-5010 subjects gaining ≥ 10 letters of vision and 68.5% (p = 0.0116) of ONS-5010 subjects gaining ≥ 5 letters of vision. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA. In March 2021, we reported that the results from NORSE THREE showed a positive safety profile for ONS-5010. The NORSE BLA registration program is also being used to support our MAA submission in the European Union.

As agreed to with the FDA in the SPA, NORSE EIGHT will be a randomized, controlled, parallel-group, masked, non-inferiority study of approximately 400 newly diagnosed, wet AMD subjects randomized in a 1:1 ratio to receive 1.25 mg ONS-5010 or 0.5 mg ranibizumab intravitreal injections. Subjects will receive injections at Day 0 (randomization), Week 4, and Week 8 visits. The primary endpoint will be mean change in BCVA from baseline to week 8. The first subject was enrolled in NORSE EIGHT in January 2024. We expect NORSE EIGHT topline results and potential resubmission of the ONS-5010 BLA by the end of calendar year 2024.

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

Going Concern

Through December 31, 2023 we have funded substantially all of our operations with $470.6 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the three months ended December 31, 2023 was $11.2 million. We also had a net loss of $18.7 million for the three months ended December 31, 2022. We have not generated any revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop.

In January 2024, we entered into a securities purchase agreement with the investors named therein, pursuant to which we agreed to sell and the investors agreed to purchase shares of common stock and accompanying warrants to purchase shares of common stock in a private placement, or the Private Placement, for gross proceeds of up to $60 million at closing, plus up to an additional $99 million upon full cash exercise of the warrants. In addition, in January 2024, we entered into a securities purchase agreement with Syntone Ventures, LLC, or Syntone, pursuant to which the Company agreed to sell and Syntone agreed to purchase shares of common stock and accompanying warrants to purchase shares of common stock in a private placement (the “Syntone Private Placement” and together with the Private Placement, the “Private Placements”), for gross proceeds of up to $5 million at closing. Concurrently with the Private Placements, we entered into an amendment to the December 2022 Note (as defined under “—Liquidity and Capital Resources”), which, among other things, would extend the maturity of the December 2022 Note to July 1, 2025. Both the Private Placements and December 2022 Note amendment are subject to satisfaction of certain closing conditions, including (i) an authorized share capital increase and (ii) a reverse stock split, each of which must be implemented prior to closing of the Private Placements, as well as (iii) approval of the private placement under for Nasdaq Rule 5635(d). The Private Placements will not close, the shares of common stock and warrants will not be issued and the proceeds will not be received by us unless and until the closing conditions are satisfied. Similarly, the December 2022 Note amendment will not be effective unless the relevant conditions are satisfied. Therefore, there can be no assurance that the Private Placements will close successfully or that the December 2022 Note amendment will become effective. See Note 12 to the unaudited consolidated interim financial statements included herein for additional information on the private placements and the December 2022 Note amendment.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of December 31, 2023 are sufficient to fund the Company’s operations through one year from the Form 10-Q filing date. However, we do believe that our existing cash and cash equivalents of $10.4 million as of December 31, 2023, in combination with the expected proceeds from the Private Placements (subject to closing conditions being met and meeting the requirements for calling the associated warrants) are sufficient to support our operations, complete the execution of NORSE EIGHT, resubmit the ONS-5010 BLA and, if approved, support the commercial launch of ONS-5010. If our stockholders do not approve the Private Placements or the change in terms for our December 2022 Note at our upcoming annual meeting of stockholders, it would raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Syntone – PRC Joint Venture

In May 2020, we entered into a stock purchase agreement with Syntone Ventures LLC, or Syntone Ventures, the United States-based affiliate of Syntone Technologies Group Co. Ltd., or Syntone PRC, pursuant to which we sold and issued in June 2020, in a private placement, 16,000,000 shares of our common stock at a purchase price of $1.00 per share, for aggregate gross proceeds of $16.0 million. In connection with the entry into the stock purchase agreement, we entered into a joint venture agreement with Syntone PRC pursuant to which we agreed to form a People’s Republic of China, or PRC joint venture, Beijing Syntone Biopharma Ltd, or Syntone JV, that is 80% owned by Syntone PRC and 20% owned by us.   Upon formation of Syntone JV in April 2021, we entered into a royalty-free license with Syntone JV for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

We used approximately $0.9 million of the proceeds from the May 2020 private placement to Syntone Ventures to fund our initial capital contribution to Syntone JV and are committed to making capital contributions to Syntone JV of approximately $2.1 million, based upon the development plan contemplated in the license agreement. The maximum exposure to a loss as a result of our involvement in Syntone JV is limited to the initial investment and the future capital contributions totaling approximately $2.1 million.

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

Income on Equity Method Investment

Income on equity method investment represents our proportionate share for the period of the net income of our investee to which the equity method of accounting is applied. We account for equity investments where we own a non-controlling interest, but have the ability to exercise significant influence, under the equity method of accounting.

Interest (Income) Expense, Net

Interest (income) expense, net consists of cash paid and non-cash interest expense related to our senior secured notes, equipment loans, lease liabilities and other finance obligations, net of de minimis amount of interest income.

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

Since inception, we have not recorded any U.S. federal or state income tax benefits (excluding the sale of New Jersey state NOLs and research and development, or R&D, tax credits) for the net losses we have incurred in each year or on our earned R&D tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2023, we had federal and state NOL carryforwards of $371.7 million and $207.5 million, respectively, that will begin to expire in 2030 and 2039, respectively. As of September 30, 2023, we had federal foreign tax credit carryforwards of $1.6 million available to reduce future tax liabilities, which began to expire in 2023. As of September 30, 2023, we also had federal and state R&D tax credit carryforwards of $11.2 million and $0.8 million, respectively, that will begin to expire in 2032 and 2033, respectively.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have not completed a study to assess whether an ownership change has occurred in the past. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our initial public offering, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs are also subject to international regulations, which could restrict our ability to utilize our NOLs. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

Results of Operations

Comparison of Three Months Ended December 31, 2023 and 2022

	Three months ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$4,529,358	$9,862,424	$(5,333,066)
General and administrative	5,793,764	5,825,604	(31,840)
Loss from operations	(10,323,122)	(15,688,028)	5,364,906

Loss on equity method investment	(2,548)	(21,505)	18,957
Interest (income) expense, net	(188,677)	2,448,591	(2,637,268)
Loss on extinguishment of debt	—	577,659	(577,659)
Change in fair value of promissory notes	993,000	—	993,000
Change in fair value of warrant liability	53,342	(30,260)	83,602
Net loss	$(11,178,239)	$(18,662,513)	$7,484,274

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
ONS-5010 development	$3,326,461	$10,941,055
Compensation and related benefits	750,224	748,198
Stock-based compensation	231,416	290,656
Other research and development	221,257	(2,117,485)
Total research and development expenses	$4,529,358	$9,862,424

Research and development expenses for the three months ended December 31, 2023 decreased by $5.3 million compared to the three months ended December 31, 2022. The decrease was due to a $7.6 million decrease in ONS 5010 development costs in the current period, as drug development activities were scaled back after receipt of the CRL. The decrease was partly offset by the FDA's waiver and refund of BLA submission fees amounting to $2.3 million during the three months ended December 31, 2022, which were paid in 2021.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
Professional fees	$2,142,669	$2,769,884
Compensation and related benefits	1,977,487	1,255,416
Stock-based compensation	1,041,195	1,101,737
Facilities, fees and other related costs	632,413	698,567
Total general and administrative expenses	$5,793,764	$5,825,604

General and administrative expenses for the three months ended December 31, 2023 were comparable to the three months ended December 31, 2022. The decrease in professional fees by $0.6 million due to discontinuing commercial launch activities following receipt of the CRL was offset by a $0.7 million increase in compensation and benefits, mainly due to severance costs from headcount reduction.

Interest (income) expense, net

Interest (income) expense, net decreased by $2.6 million, from an expense of $2.4 million to a net income of $0.2 million, for the three months ended December 31, 2023, compared to December 31, 2022. This change was primarily due to the recognition of the original issue discount on the December 2022 Note during the three months ended December 31, 2022 after we elected the fair value option to account for the December 2022 Note. There was no interest during the three months ended December 31, 2023, as we accounted for the December 2022 Note under the fair value option.

Change in fair value of promissory notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory notes. We record the promissory notes at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through December 31, 2023, we have funded substantially all of our operations with $470.6 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

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

During the three months ended December 31, 2022, we sold 895,391 shares of common stock under our Wainwright ATM Offering for $1.1 million in net proceeds, and the fees paid to the sales agent were immaterial.

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

On December 22, 2022, we entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note with a face amount of $31.8 million, or the December 2022 Note, to Streeterville Capital, LLC, or the Lender, the holder of our November 2021 Note. The December 2022 Note has an original issue discount of $1.8 million. A portion of the proceeds from the December 2022 Note were used to repay in full the remaining outstanding principal and accrued interest on the November 2021 Note, which was cancelled upon repayment. We received net proceeds of $18.1 million upon the closing on December 28, 2022, after deducting the Lender’s transaction costs in connection with the issuance and November 2021 Note repayment. The December 2022 Note bears interest at 9.5% per annum and matures on January 1, 2024. The December 2022 Note contains customary covenants, including a restriction on our ability to pledge certain of our assets, subject to certain exceptions, without the Lender’s consent. The Lender has the right to convert the December 2022 Note at an initial conversion price of $2.00 per share. The principal amount and conversion price of the December 2022 Note are subject to adjustment upon certain triggering events. See “Description of Indebtedness” below for additional detail.

In January 2024, we entered into a securities purchase agreement with the investors named therein, pursuant to which we agreed to sell and the investors agreed to purchase shares of common stock and accompanying warrants to purchase shares of common stock in the Private Placement (as defined under “—Overview”), for gross proceeds of up to $60 million at closing, plus up to an additional $99 million upon full cash exercise of the warrants. In addition, in January 2024, we entered into a securities purchase agreement with Syntone Ventures, LLC, or Syntone, pursuant to which we agreed to sell and Syntone agreed to purchase shares of common stock and accompanying warrants to purchase shares of common stock in the Syntone Private Placement (as defined under “—Overview”) for gross proceeds of up to $5 million at closing. Concurrently with the Private Placements (as defined under “—Overview”), we entered into an amendment to the December 2022 Note (as defined above), which, among other things, would extend the maturity of the December 2022

Note to July 1, 2025. Both the Private Placements and December 2022 Note amendment are subject to satisfaction of certain closing conditions, including (i) an authorized share capital increase and (ii) a reverse stock split, each of which must be implemented prior to closing of the Private Placements, as well as (iii) approval of the private placement under for Nasdaq Rule 5635(d). The Private Placements will not close, the shares of common stock and warrants will not be issued and the proceeds will not be received by us unless and until the closing conditions are satisfied. Similarly, the December 2022 Note amendment will not be effective unless the relevant conditions are satisfied. Therefore, there can be no assurance that the Private Placements will close successfully or that the December 2022 Note amendment will become effective. See Note 12 to the unaudited consolidated interim financial statements included herein for additional information on the private placements and the December 2022 Note amendment.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of December 31, 2023 are sufficient to fund the Company’s operations through one year from the Form 10-Q filing date. However, we do believe that our existing cash and cash equivalents of $10.4 million as of December 31, 2023, in combination with the expected proceeds from the Private Placements (subject to closing conditions being met and meeting the requirements for calling the associated warrants) are sufficient to support our operations, complete the execution of NORSE EIGHT, resubmit the ONS-5010 BLA and, if approved, support the commercial launch of ONS-5010. If our stockholders do not approve the Private Placements or the change in terms for our December 2022 Note at our upcoming annual meeting of stockholders, it would raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our future operations are highly dependent on a combination of factors, including: (i) the timely and successful completion of additional financing discussed above; (ii) our ability to successfully begin marketing of our product candidates or complete revenue-generating partnerships with other companies; (iii) the success of our research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately; (v) regulatory approval and market acceptance of our proposed future products. Additionally, the global financial markets have experienced significant disruptions due to various macroeconomic factors, including, among other things, the impacts of ongoing overseas conflict, resulting in a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Moreover, the recent closures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments may be threatened and our ability to raise additional capital could be substantially impaired. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.

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

We do not believe that the existing cash and cash equivalents as of December 31, 2023 are sufficient to fund the Company’s operations through one year from the Form 10-Q filing date. However, we do believe that our existing cash and cash equivalents of $10.4 million as of December 31, 2023, in combination with the expected proceeds from the Private

Placements (subject to closing conditions being met and meeting the requirements for calling the associated warrants) are sufficient to support our operations, complete the execution of NORSE EIGHT, resubmit the ONS-5010 BLA and, if approved, support the commercial launch of ONS-5010. If our stockholders do not approve the Private Placements or the change in terms for our December 2022 Note at our upcoming annual meeting of stockholders, it would raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three months ended December 31,
	2023	2022
Net cash used in operating activities	$(13,032,169)	$(8,901,246)
Net cash (used in) provided by financing activities	(3,183)	43,845,282
Net (decrease) increase in cash and cash equivalents	$(13,035,352)	$34,944,036

Operating Activities

During the three months ended December 31, 2023, we used $13.0 million of cash in operating activities resulting primarily from our net loss of $11.2 million. This use of cash was partially offset by $2.3 million of non-cash items such as stock-based compensation, change in fair value of promissory notes, change in fair value of warrant liability, income on equity method investment and depreciation and amortization expense. The net cash outflow of $4.2 million from changes in our operating assets and liabilities was primarily due to a net decrease in accounts payable and accrued expenses of $1.8 million and a decrease in prepaid expenses of $2.4 million for timing of payments associated with ONS-5010 development costs.

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

Financing Activities

During the three months ended December 31, 2023, net cash used in financing activities was immaterial.

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

Description of Indebtedness

On December 22, 2022, we entered into the Securities Purchase Agreement and issued the December 2022 Note to the Lender. The December 2022 Note, which was amended in December 2023, has a face value of $31.8 million and an original issue discount of $1.8 million. The December 2022 Note bears interest at 9.5% per annum and matures on April 1, 2024. The December 2022 Note contains customary covenants, including a restriction on our ability to pledge certain of our assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender will have the right to convert the December 2022 Note at the Conversion Price (as defined below).  The principal amount and Conversion Price of the December 2022 Note are subject to adjustment upon certain triggering events.  In addition, the Company has the right to convert all or any portion of the outstanding balance under the December 2022 Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $2.50 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. We may make payments (i) in cash, (ii) in shares of common stock, with the number of shares being equal to the portion of the applicable payment amount divided by the Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. Any payments made by us in cash, including prepayments or repayment at maturity, will be subject to an additional fee of 7.5%. Upon the occurrence of certain events described in the December 2022 Note, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent, each such event, a Trigger Event, the Lender shall have the right, subject to certain exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default, such event, an Event of Default. Following an Event of Default, the Lender may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Under the December 2022 Note, “Conversion Price” means, prior to a Major Trigger Event, $2.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $2.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. In February 2023, the December 2022 Note was amended to provide that if the Conversion Price is below $0.1756 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. While the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt. Lender will also have a 10% participation right in any future debt or equity financings. The maturity date of the December 2022 Note was extended from January 1, 2024 to April 1, 2024 in December 2023. In January 2024, an amendment to the December 2022 Note was entered into as defined in Note 12 of the unaudited consolidated interim financial statements included herein. The amendment would further extend the maturity of the December 2022 Note to July 1, 2025. However, the effectiveness of the amendment to the December 2022 Note is subject to certain closing conditions, including required stockholder approvals, and will not take effect unless these conditions are met.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 22, 2023, have not materially changed.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended December 31, 2023.

Part II. Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As of December 31, 2023, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended September 30, 2023 filed with the SEC on December 22, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

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

10.1

Form of Securities Purchase Agreement, dated January 22, 2024, between the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 24, 2024).

10.2

Securities Purchase Agreement, dated January 22, 2024, between the Company and Syntone (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on January 24, 2024).

10.3

Form of Support Agreement, dated January 22, 2024, between the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on January 24, 2024).

10.4

Form of Registration Rights Agreement, dated January 22, 2024, between the Company and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on January 24, 2024).

10.5

Registration Rights Agreement, dated January 22, 2024, between the Company and Syntone (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on January 24, 2024).

10.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on January 24, 2024).

10.7	Form of Syntone Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on January 24, 2024).

10.8

Third Amendment, dated January 22, 2024, to the Convertible Promissory Note, dated December 22, 2022, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the SEC on January 24, 2024).

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

OUTLOOK THERAPEUTICS, INC.

Date: February 14, 2024	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer (Principal Financial and Accounting Officer)