Form 10-Q
period 2024-03-31
Outlook Therapeutics, Inc.
filed 2024-05-15
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-37759

OUTLOOK THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

-
Delaware	38-3982704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 S. Wood Avenue, Unit #100 Iselin, New Jersey	08830
(Address of principal executive offices)	(Zip Code)

(609) 619-3990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OTLK	Nasdaq Stock Market LLC

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of May 13, 2024 was 23,405,637.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$47,229,109	$23,391,982
Prepaid expenses and other current assets	10,556,696	7,587,216
Total current assets	57,785,805	30,979,198

Operating lease right-of-use assets, net	3,739	26,172
Equity method investment	765,885	793,932
Other assets	473,241	501,299
Total assets	$59,028,670	$32,300,601

Liabilities, convertible preferred stock and stockholders’ deficit

Current liabilities:
Unsecured convertible promissory note	$44,745,000	$35,551,000
Finance lease liabilities	—	4,267
Accounts payable	4,363,235	6,574,523
Accrued expenses	3,115,390	2,745,740
Income taxes payable	1,856,629	1,856,629
Total current liabilities	54,080,254	46,732,159

Warrant liability	139,184,543	6,219
Total liabilities	193,264,797	46,738,378

Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, par value $0.01 per share: 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A-1 convertible preferred stock, par value $0.01 per share: 200,000 shares authorized, no shares issued and outstanding	—	—
Total convertible preferred stock	—	—

Stockholders’ deficit:
Preferred stock, par value $0.01 per share: 7,300,000 shares authorized, no shares issued and outstanding	—	—
Series B convertible preferred stock, par value $0.01 per share: 1,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 60,000,000 shares authorized; 22,012,827 and 13,012,833 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	220,128	130,128
Additional paid-in capital	458,929,113	453,350,281
Accumulated deficit	(593,385,368)	(467,918,186)
Total stockholders' deficit	(134,236,127)	(14,437,777)
Total liabilities, convertible preferred stock and stockholders' deficit	$59,028,670	$32,300,601

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Operating expenses:
Research and development	$13,508,934	$544,948	$18,038,292	$10,407,372
General and administrative	5,431,041	6,292,982	11,224,805	12,118,586
	18,939,975	6,837,930	29,263,097	22,525,958
Loss from operations	(18,939,975)	(6,837,930)	(29,263,097)	(22,525,958)
Loss (income) on equity method investment	30,595	16,965	28,047	(4,540)
Interest expense (income), net	3,084,035	(187,794)	2,895,358	2,260,797
Loss on extinguishment of debt	—	—	—	577,659
Change in fair value of promissory notes	8,519,153	3,000	9,512,153	3,000
Warrant related expenses (Note 9)	34,097,568	—	34,097,568	—
Change in fair value of warrant liability	49,614,817	(18,615)	49,668,159	(48,875)
Loss before income taxes	(114,286,143)	(6,651,486)	(125,464,382)	(25,313,999)
Income tax expense	2,800	2,800	2,800	2,800
Net loss	$(114,288,943)	$(6,654,286)	$(125,467,182)	$(25,316,799)

Per share information:
Net loss per share of common stock, basic and diluted	$(8.01)	$(0.52)	$(9.20)	$(2.09)
Weighted average shares outstanding, basic and diluted	14,270,289	12,833,330	13,638,126	12,093,889

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

	Stockholders' Deficit
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2023	13,012,833	$130,128	$453,350,281	$(467,918,186)	$(14,437,777)
Stock-based compensation expense	—	—	1,272,611	—	1,272,611
Net loss	—	—	—	(11,178,239)	(11,178,239)
Balance at December 31, 2023	13,012,833	130,128	454,622,892	(479,096,425)	(24,343,405)
Sale of common stock, net of issuance costs	8,571,423	85,714	—	—	85,714
Issuance of common stock in connection with conversion of convertible promissory note	428,571	4,286	2,995,714	—	3,000,000
Stock-based compensation expense	—	—	1,310,507	—	1,310,507
Net loss	—	—	—	(114,288,943)	(114,288,943)
Balance at March 31, 2024	22,012,827	$220,128	$458,929,113	$(593,385,368)	$(134,236,127)

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2022	11,365,528	$113,655	$417,558,434	$(408,935,518)	$8,736,571
Sale of common stock, net of issuance costs	1,467,802	14,678	24,277,482	—	24,292,160
Stock-based compensation expense	—	—	1,392,393	—	1,392,393
Net loss	—	—	—	(18,662,513)	(18,662,513)
Balance at December 31, 2022	12,833,330	128,333	443,228,309	(427,598,031)	15,758,611
Stock-based compensation expense	—	—	1,383,405	—	1,383,405
Net loss	—	—	—	(6,654,286)	(6,654,286)
Balance at March 31, 2023	12,833,330	$128,333	$444,611,714	$(434,252,317)	$10,487,730

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(125,467,182)	$(25,316,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,390	21,779
Loss on extinguishment of debt	—	577,659
Non-cash interest expense	2,681,847	2,529,830
Stock-based compensation	2,583,118	2,775,798
Change in fair value of promissory notes	9,512,153	3,000
Warrant related expenses (Note 9)	34,097,568	—
Change in fair value of warrant liability	49,668,159	(48,875)
Loss (income) on equity method investment	28,047	(4,540)
Interest paid on debt	—	(1,158,609)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,969,480)	713,199
Other assets	(5,899)	—
Operating lease liabilities	—	(23,066)
Accounts payable	(2,827,195)	128,263
Accrued expenses	342,868	2,786,497
Net cash used in operating activities	(32,299,606)	(17,015,864)

FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants to purchase common stock, net of issuance costs	56,141,000	24,297,734
Proceeds from debt	—	30,000,000
Payments of finance lease obligations	(4,267)	(5,686)
Repayment of debt	—	(10,220,000)
Payment of financing costs	—	(823,894)
Net cash provided by financing activities	56,136,733	43,248,154
Net increase in cash and cash equivalents	23,837,127	26,232,290
Cash and cash equivalents at beginning of period	23,391,982	17,396,812
Cash and cash equivalents at end of period	$47,229,109	$43,629,102
Supplemental disclosure of cash flow information:
Cash paid for interest	$475,000	$1,159,008
Supplemental schedule of non-cash financing activities:
Convertible promissory note converted into common stock	$3,000,000	$—
Recognition of warrant liability	$89,510,165	$—
Common stock issuance costs in accounts payable and accrued expenses	$642,689	$—
Deferred offering costs amortization	$—	$5,573

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

Separately, in October 2022 the Company submitted a Marketing Authorization Application (“MAA”), for ONS-5010 with the European Medicines Agency (“EMA”). On December 22, 2022, the Company’s MAA was validated for review by the EMA. In March 2024, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) was completed with a positive opinion issued on March 22, 2024. A related positive decision by the European Commission is estimated to be received in the second quarter of calendar 2024. ONS-5010 is the Company’s sole product candidate in active development.

2.    Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $593,385,368 as of March 31, 2024, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On April 15, 2024, in a private placement with Syntone Ventures, LLC (“Syntone”), the Company issued 714,286 shares of common stock and accompanying warrants to purchase 1,071,429 shares of common stock for $5,000,000 in gross proceeds pursuant to a securities purchase agreement entered in January 2024. The warrants have an exercise price of $7.70 per share of common stock and will expire on April 15, 2029.

Management does not believe that the existing cash and cash equivalents as of March 31, 2024, combined with the proceeds from the Syntone private placement in April 2024, are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the Company’s ability to continue as a going concern and additional financing will be needed by the Company to fund its operations in the future and to commercially develop ONS-5010 and to develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations, including but not limited to, continuing to access capital through at-the-market offering agreements (refer to Note 9 for further details), proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. There can be no assurance that these future funding efforts will be successful.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

However, management does believe that the existing cash and cash equivalents as of March 31, 2024, combined with $5,000,000 of gross proceeds from the Syntone private placement that closed in April 2024, when combined with the expected proceeds from the full exercise of warrants to purchase shares of common stock (subject to meeting the requirements for calling the associated warrants), would be sufficient to support the Company’s operations through 2025. For further details on the warrants to purchase shares of common stock, refer to Note 9. The Company’s consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2024 and its results of operations for the three and six months ended March 31, 2024 and 2023, cash flows for the six months ended March 31, 2024 and 2023, and stockholders’ equity for the three and six months ended March 31, 2024 and 2023. Operating results for the six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2024. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2023.

Reverse stock-split

Effective on March 14, 2024, the Company amended its amended and restated certificate of incorporation to implement a one-for-twenty reverse stock split of its common stock. As a result of the reverse stock split, the Company made corresponding adjustments to the share amounts under its employee incentive plans, outstanding options, and common stock warrant agreements with third parties. The disclosure of common shares and per common share data in the accompanying consolidated financial statements and related notes reflect the reverse stock split for all periods presented.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary.

Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

For purposes of calculating diluted loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Potentially dilutive securities include convertible debt, warrants, performance-based stock options and units, stock options and non-vested restricted stock unit (“RSU”) awards using the treasury stock method. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares due to the Company’s loss.

The following table sets forth the computation of basic loss per share and diluted loss per share:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(114,288,943)	$(6,654,286)	$(125,467,182)	$(25,316,799)
Common stock shares outstanding (weighted average)	14,270,289	12,833,330	13,638,126	12,093,889
Basic and diluted net loss per share	$(8.01)	$(0.52)	$(9.20)	$(2.09)

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2024 and 2023, as they would be antidilutive:

	As of March 31,
	2024		2023
Performance-based stock units	123		123
Performance-based stock options	669,000		95,000
Stock options	1,959,565		1,103,242
Common stock warrants	13,136,193		366,410
Convertible debt	2,304,391	(i)	815,262	(ii)

(i)	The calculation for potentially dilutive securities pertaining to convertible debt is as follows: $12,000,000 of outstanding principal and accrued interest as of March 31, 2024, is converted at a rate of $7.00, and the remaining amount is converted based on a fixed conversion price of $40.00 per share, which is subject to change as described in Note 7.
(ii)	The potentially dilutive securities related to convertible debt are calculated based on a fixed conversion price of $40.00 per share, which is subject to change as described in Note 7.

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

4.     Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	March 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$44,745,000
Warrant liability	—	—	139,184,543
Total	$—	$—	$183,929,543

	September 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$35,551,000
Warrant liability	—	—	6,219
Total	$—	$—	$35,557,219

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and unsecured convertible promissory note for the six months ended March 31, 2024:

	Unsecured Convertible
	Promissory Note	Warrants
Balance at October 1, 2023	$35,551,000	$6,219
Issued in connection with sale of common stock	—	89,510,165
Promissory note maturity extension fee added to outstanding balance	2,681,847	—
Principal and accrued interest converted to common stock	(3,000,000)	—
Change in fair value	9,512,153	49,668,159
Balance at March 31, 2024	$44,745,000	$139,184,543

As further described in Note 7, the Company elected the fair value option to account for an unsecured convertible promissory note issued in December 2022 (the “December 2022 Note”). The fair value of the December 2022 Note is estimated using a binomial lattice model, which evaluates the payouts under hold, convert or call decisions. Significant estimates in the binomial lattice model include the Company’s stock price, volatility, risk-free rate of return, and credit-adjusted discount rate.

The fair value of the December 2022 Note was estimated using a binomial lattice model with the following assumptions:

	March 31, 2024	September 30, 2023
Term (years)	1.3	0.3
Stock price	$11.94	$4.40
Volatility	167.0%	71.0%
Risk-free rate	4.9%	5.5%
Dividend yield	—%	—%
Credit-adjusted discount rate	21.7%	22.8%

The warrants issued in connection with the convertible senior secured notes originally issued pursuant to that certain Note and Warrant Purchase Agreement dated December 22, 2017 and warrants issued in connection with a private placement that closed on March 18, 2024 are classified as liabilities on the accompanying unaudited interim consolidated balance sheets. The warrants related to the  Note and Warrant Purchase Agreement dated December 22, 2017 are classified as liabilities as the warrants include cash settlement features at the option of the holders under certain circumstances. The warrants issued in connection with a private placement that closed on March 18, 2024 are classified as liabilities as the Company assessed that they are not indexed to the Company’s own stock and must be classified as liabilities. For further details on the evaluation refer to Note 9.

The above warrant liabilities are revalued each reporting period with the change in fair values recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair values of the warrant liabilities are estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 31, 2024	September 30, 2023
Risk-free interest rate	4.21%	5.30%
Remaining contractual term of warrants (years)	5.0	1.4
Expected volatility	135.4%	158.3%
Annual dividend yield	—%	—%
Fair value of common stock (per share)	$11.94	$4.40

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

6.     Accrued Expenses

Accrued expenses consists of:

	March 31, 2024	September 30, 2023
Compensation	$1,139,963	$919,970
Professional fees	1,215,594	165,192
Research and development	544,562	1,234,192
Other accrued expenses	215,271	426,386
	$3,115,390	$2,745,740

7.    Debt

Debt consists of:

	March 31, 2024	September 30, 2023
Unsecured convertible promissory note (measured at fair value)	$44,745,000	$35,551,000
Less: current portion	(44,745,000)	(35,551,000)
Long-term debt	$—	$—

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

In December 2023, the Company extended the maturity of the December 2022 Note from January 1, 2024 to April 1, 2024. The Company incurred a $475,000 extension fee, which was expensed and included in interest expense in the unaudited interim consolidated statement of operations.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The December 2022 Note bore interest at 9.5% per annum through April 1, 2024. The December 2022 Note contains customary covenants, including a restriction on the Company’s ability to pledge certain of the Company’s assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender had the right to convert the December 2022 Note at the Conversion Price (as defined below). The principal amount and conversion price of the December 2022 Note were subject to adjustment upon certain triggering events. In addition, the Company had the right to convert all or any portion of the outstanding balance under the December 2022 Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $50.00 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. Payments may be made by the Company (i) in cash, (ii) in shares of common stock, with the number of shares being equal to the portion of the applicable payment amount divided by the Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. Any payments made by the Company in cash, including prepayments or repayment at maturity, will be subject to an additional fee of 7.5%. Upon the occurrence of certain events described in the December 2022 Note, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent (each such event, a “Trigger Event”), the Lender shall have the right, subject to certain exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default (such event, an “Event of Default”). Following an Event of Default, the Lender may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Prior to April 1, 2024, under the December 2022 Note, “Conversion Price” meant, prior to a Major Trigger Event, $40.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $40.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. If the Conversion Price is below $3.51 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. Subject to certain exceptions, while the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt and a 10% participation right in any future debt or equity financings.

On January 22, 2024, the Company entered into an amendment to the December 2022 Note (the “Note Amendment”) with the Lender, which became effective on April 1, 2024 after satisfaction of certain conditions, including various required stockholder approvals and the closing of the private placement on March 18, 2024. The maturity of the December 2022 Note was extended to July 1, 2025. An extension fee of $2,681,847 (calculated as 7.5% of the outstanding balance of the December 2022 Note) was added to the outstanding balance on March 18, 2024. The extension fee was expensed in the quarter ended March 31, 2024 and included in interest expense in the unaudited interim consolidated statement of operations.

Under the Note Amendment, the initial conversion price with respect to $15,000,000 in aggregate principal amount of the December 2022 Note was changed to $7.00, the price per share in the private placement that closed on March 18, 2024. Effective April 1, 2024, the December 2022 Note bears interest at the prime rate (as published in the Wall Street Journal) plus 3% (subject to a floor of 9.5%) and the Company has an obligation to repay at least $3,000,000 of the outstanding balance of the December 2022 Note for each calendar quarter beginning with the second calendar quarter of 2024 (subject to adjustment for conversions by the Lender and to payment of an exit fee as set forth in the Note Amendment) and continuing until the December 2022 Note is repaid in full. As of March 31, 2024, the December 2022 Note was classified as current on the unaudited interim consolidated balance sheets as the Lender has the right to convert the December 2022 Note into equity until the entire outstanding balance has been paid off.

During the three and six months ended March 31, 2024, an aggregate of principal and accrued interest totaling $3,000,000 of the December 2022 Note was converted into 428,571 shares of the Company’s common stock.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company elected to account for the December 2022 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as a result the original issue discount of $1,820,000 and debt issuance costs were written off upon election to fair value and accounted for as interest. During the six months ended March 31, 2023, the Company recognized $2,074,964 of interest expense related to the December 2022 Note, consisting of the original issue discount of $1,820,000 and other third-party debt issuance costs of $254,964 as the Company elected the fair value option.

During the three and six months ended March 31, 2024, the Company recorded $3,156,847 of interest expense in both periods, respectively. This interest expense was associated with the fees incurred for extending the debt.

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

During the three and six months ended March 31, 2023, the Company recognized $418,388 and $454,866 of interest expense, respectively, related to the November 2021 Note of which $169,857 and $190,775, respectively, was related to the amortization of debt discount. During the three and six months ended March 31, 2024, no interest expense was recognized.

8.     Commitments and Contingencies

Litigation

On November 3, 2023, a securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by the Company related to the Company’s BLA during the period from December 29, 2022 through August 29, 2023. The complaint alleges, among other things, that the Company violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010 as a treatment for wet AMD and that the Company and/or their manufacturing partner had deficient CMC controls for ONS-5010, which remained unresolved at the time the Company’s BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve the Company’s BLA, and that the Company’s stock price dropped when such information was disclosed. The plaintiffs in the class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

Leases

Corporate office

In March 2021, the Company entered into a three-year term corporate office lease for its former corporate headquarters in Iselin, New Jersey that ended on April 30, 2024.

In March 2024, the Company entered into a five-year term corporate office lease for its new corporate headquarters in Iselin, New Jersey that commenced on May 1, 2024. The Company did not recognize a right-of-use asset and related operate lease liability as of March 31, 2024 because the lease had not commenced.

Equipment leases

As of March 31, 2024, all equipment leases had expired. The Company had equipment leases, with terms between 12 and 36 months, recorded as finance leases. The equipment leases bore interest between 4.0% and 13.0% per annum. Certain lease agreements contained provisions for future rent increases. Payments due under the lease contracts included minimum payments that the Company was obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option. Lease expense was recorded as research and development or general and administrative based on the use of the leased asset.

The components of lease cost for the three and six months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Lease cost:
Amortization of right-of-use assets	$—	$—	$—	$—
Interest on lease liabilities	12	398	116	889
Total finance lease cost	12	398	116	889
Operating lease cost	11,217	11,216	22,433	22,433
Total lease cost	$11,229	$11,614	$22,549	$23,322

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Amounts reported in the unaudited interim consolidated balance sheets for leases where the Company is the lessee are as follows:

	March 31, 2024	September 30, 2023
Operating leases:
Right-of-use asset	$3,739	$26,172
Operating lease liabilities	—	—
Finance leases:
Right-of-use asset	$—	$—
Financing lease liabilities	—	4,267
Weighted-average remaining lease term (years):
Operating leases	0.1	0.6
Finance leases	—	0.3
Weighted-average discount rate:
Operating leases	7.5%	7.5%
Finance leases	—	13.0%

Other information related to leases for the six months ended March 31, 2024 and 2023 are as follows:

	Six months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$116	$889
Operating cash flows from operating leases	—	23,721
Financing cash flows from finance leases	4,267	5,686

As of March 31, 2024, there were no remaining future minimum lease payments under non-cancelable leases.

9.    Common Stock and Stockholders’ Equity

Common stock

On March 7, 2024, following receipt of stockholder approval at the Company’s 2024 annual meeting of stockholders, the number of authorized shares of common stock under the Company’s Certificate of Incorporation was increased from 21,250,000 shares to 60,000,000 shares.

On March 18, 2024, in a private placement (the “Private Placement”) pursuant to a securities purchase agreement entered in January 2024 with certain institutional and accredited investors, including GMS Ventures and Investments (“GMS Ventures”), the Company’s largest stockholder, the Company issued an aggregate of 8,571,423 shares of common stock and warrants to purchase an aggregate of 12,857,133 shares of common stock at a purchase price per share of $7.00 per share and accompanying warrant to purchase one and one-half shares of common stock for $55,498,311 in net proceeds after payment of placement agent fees and other offering costs. GMS Ventures purchased an aggregate of 2,305,714 shares of common stock and warrants to purchase an aggregate of 3,458,571 shares of common stock in the Private Placement. The Warrants have an exercise price of $7.70 per share of common stock and will expire on March 18, 2029.

The Company evaluated the equity classification for the common stock warrants and considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The Company determined that the warrants did not meet the “fixed for fixed” settlement provision set forth in Step 2 of the indexation guidance and as a result they are not indexed to the Company’s own stock and must be classified as liabilities. The warrants were measured at fair value at issuance and recorded as a liability and will be remeasured to fair value at each subsequent reporting date, with changes in fair value recorded in current earnings. The net proceeds from the Private Placement were allocated first to the warrants at fair value, with the residual amount recorded as common stock at par

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

value. The Company will continue to classify such warrants as liabilities until they are exercised, expire, or are no longer required to be classified as liabilities.

As the fair value of the warrants upon issuance was more than the proceeds of the Private Placement, there are no proceeds allocated to additional paid in capital. The excess fair value of the warrants over the net proceeds was $34,097,568 in the aggregate and was recorded as warrant related expenses in the unaudited interim consolidated statement of operations.

In December 2022, in a registered direct equity offering to certain institutional and accredited investors, including GMS Ventures, the Company issued 1,423,041 shares of common stock at a purchase price per share of $17.568 for $23,208,679 in net proceeds after payment of placement agent fees and other offering costs. GMS Ventures purchased an aggregate of 711,520 shares of common stock in the registered direct equity offering. In connection with the registered direct equity offering, the Company issued to M.S. Howells & Co., the placement agent, warrants to purchase up to an aggregate of 25,787 shares of common stock at an exercise price of $21.00 per share, which warrants have a three-year term.

H.C. Wainwright & Co. At-the-Market Offering Agreement

On March 26, 2021, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., as sales agent (“Wainwright”) (the “Wainwright ATM Agreement” or the “Wainwright ATM Offering”), under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $40,000,000 from time to time through Wainwright. The Company incurred financing costs of $197,654, which were capitalized and reclassified to additional paid in capital on a pro rata basis when the Company sold common stock under the Wainwright ATM Offering.

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

No shares of common stock were sold under the Wainwright ATM Offering during the three months ended March 31, 2023. During the six months ended March 31, 2023, the Company sold 44,769 shares of common stock under the Wainwright ATM Offering and generated $1,089,105 in net proceeds. The Company paid fees to Wainwright and other issuance costs of $38,799.

BTIG, LLC At-the-Market Offering Agreement

On May 16, 2023, the Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) as sales agent (as amended, the “BTIG ATM Agreement” or the “BTIG ATM Offering”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time through BTIG. The Company incurred financing costs of $353,688, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the BTIG ATM Offering. As of March 31, 2024, $331,512 of such deferred costs are included in other assets on the unaudited interim consolidated balance sheets.

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

No shares of common stock were sold under the BTIG ATM Offering during the three and six months ended March 31, 2024.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Common stock warrants

As of March 31, 2024, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
December 22, 2024	(i)	13,850	$240.00
February 24, 2025		8,642	$25.40
April 13, 2025	(i)	7,284	$240.00
May 31, 2025	(i)	3,121	$240.00
June 22, 2025		9,563	$30.38
December 28, 2025		25,787	$21.00
January 28, 2026		12,576	$25.00
February 2, 2026		93,238	$25.00
November 23, 2026		104,999	$31.25
March 18, 2029	(ii)	12,857,133	$7.70
		13,136,193

(i)	The warrants were issued in connection with the convertible senior secured notes originally issued pursuant to the certain Note and Warrant Purchase Agreement dated December 22, 2017 and are classified as liabilities on the accompanying unaudited interim consolidated balance sheets, as the warrants include cash settlement features at the option of the holders under certain circumstances. Refer to Note 4 for fair value measurements disclosures.

(ii)	The warrants were issued in connection with a private placement that closed on March 18, 2024 and are exercisable only for cash, except in limited circumstances, at any time after the date of issuance. The Company evaluated the warrants under ASC 815, Derivatives and Hedging, guidance and determined that the warrants did not meet Step 2 of the indexation, as a result they are not indexed to the Company’s own stock and must be classified as liabilities. Refer above for further details.

A holder of warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than a specified percentage of the outstanding common stock (4.99%, 9.99% or 19.99%, as applicable), immediately after giving effect to such exercise, which may be increased or decreased at the holders’ option (not to exceed 19.99%), effective 61 days after written notice to the Company. In addition, the Company may require the holders to cash exercise the warrants under certain circumstances as follows: (i) if the VWAP of the common stock equals or exceeds $1.00 per share (subject to adjustment in the event of stock splits, combinations or similar events, such as the reverse stock split implemented prior to Closing as discussed below) for 30 consecutive days (the “Stock Price Condition”) at any time after the Company publicly announces topline data from its NORSE EIGHT clinical trial evidencing satisfaction of the trial’s primary endpoints (the “NORSE EIGHT Announcement”), upon the consent of a majority of the members of the Company’s board of directors, the Company may require the holders to exercise up to 20% of the aggregate number of warrants issued to such holder on the issue date; and (ii) the Company may require up to the remainder of the warrants be exercised (A) if the Stock Price Condition is satisfied at any time after the Company publicly announces approval from the FDA of its BLA for ONS-5010, upon the consent of a majority of the members of the board of directors or (B) if the Stock Price Condition is satisfied at any time after the NORSE EIGHT Announcement, upon the unanimous consent of the members of the Company’s Board of Directors present at duly called meeting.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

10.  Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. As of March 31, 2024, PSUs representing 123 shares of the Company’s common stock were outstanding under the 2011 Plan. Effective with the December 2015 adoption of the 2015 Equity Incentive Plan, (the “2015 Plan”), no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 2,503,677. As of March 31, 2024, there were no shares available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the three and six months ended March 31, 2024 and 2023:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Research and development	$236,960	$322,268	$468,376	$612,924
General and administrative	1,073,547	1,061,137	2,114,742	2,162,874
	$1,310,507	$1,383,405	$2,583,118	$2,775,798

Stock options

As of March 31, 2024, options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2023	1,197,774	$28.72
Granted	799,729	6.70
Forfeited	(29,605)	27.93
Expired	(8,333)	33.60
Balance at March 31, 2024	1,959,565	$19.72	8.2	$4,219,550
Exercisable at March 31, 2024	875,865	$27.62	7.0	$383,313
Vested and expected to vest at March 31, 2024	1,959,565	$19.72	8.2	$4,219,550

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The weighted average grant date fair value of the options awarded to employees for the six months ended March 31, 2024 and 2023 was $6.06 and $19.20 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended March 31,
	2024	2023
Risk-free interest rate	4.3%	3.7%
Expected term (years)	6.0	5.7
Expected volatility	131.3%	112.4%
Expected dividend yield	—	—

As of March 31, 2024, there was $10,784,269 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of the activity under the performance share option plan as of March 31, 2024 and changes during the six months then ended are presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2023	35,000	$28.80
Granted	634,000	6.78
Balance at March 31, 2024	669,000	$7.93	9.9	$3,271,440
Exercisable at March 31, 2024	35,000	$28.80	7.7	$—
Vested and expected to vest at March 31, 2024	669,000	$7.93	9.9	$3,271,440

The vesting of the performance-based stock options is conditional upon FDA approval of ONS-5010. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the three and six months ended March 31, 2024 as the performance conditions were not deemed probable of being met. The weighted average grant date fair value of the performance stock options awarded during the six months ended March 31, 2024, was $6.52 per option. As of March 31, 2024, the Company assessed that the performance conditions related to the performance options granted were not probable of achievement. The assessment was based on the relevant facts and circumstances and therefore

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

no compensation costs were recognized. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended March 31,
	2024	2023
Risk-free interest rate	4.3%	3.8%
Expected term (years)	10.0	10.0
Expected volatility	125.6%	91.3%
Expected dividend yield	—	—

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year term from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

The following table summarizes the activity related to PSUs during the six months ended March 31, 2024:

			Weighted
			Average
	Number	Exercise	Remaining
	of	Price	Contractual	Aggregate
	PSUs	Per PSU	Term (Years)	Intrinsic Value
Balance at October 1, 2023	123	$999.40
Forfeitures	—	—
Balance at March 31, 2024	123	$999.40	0.3	$—
Exercisable at March 31, 2024	123	$999.40	0.3	$—
Vested and expected to vest at March 31, 2024	123	$999.40	0.3	$—

11.   Related-Party Transactions

MTTR – strategic partnership agreement (ONS-5010)

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

During the three months ended March 31, 2024 and 2023, MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate of $60,000 and $28,886, respectively, and $120,000 and $65,552 during the six months ended March 31, 2024 and 2023, respectively, which includes monthly consulting fees and expense reimbursement. There were no amounts payable to the former MTTR principals at March 31, 2024 and September 30, 2023.

12. Subsequent Events

Unsecured convertible promissory note conversions

In April and May 2024, an aggregate of principal and accrued interest totaling $4,750,000 of the December 2022 Note was converted into 678,570 shares of the Company’s common stock. For further details on the December 2022 Note, refer to Note 7.

Restated Certificate of Incorporation

On May 13, 2024, the Company filed a Certificate of Elimination to its Certificate of Incorporation, as then amended, with the Secretary of State of the State of Delaware to eliminate from the Certificate of Incorporation all matters set forth in the Certificates of Designation filed with the Secretary of State of the State of Delaware on September 8, 2017 (with respect to its Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock) and July 18, 2018, as amended on March 19, 2020 (with respect to its Series A-1 Convertible Preferred Stock) and returning each of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series A-1 Convertible Preferred Stock to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series. There were no outstanding shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock or Series A-1 Convertible Preferred Stock as of May 13, 2024. Immediately following the filing of the Certificate of Elimination, the Company filed a Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware, which restates and integrates but does not further amend the Company’s Certificate of Incorporation, as then amended.

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

Overview

We are a biopharmaceutical company working to launch the first ophthalmic formulation of bevacizumab approved by the U.S. Food and Drug Administration (FDA), the European Commission in the European Union (EU), and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom (UK), for use in retinal indications. Our initial goal is to launch directly in the United States, EU and UK as the first and only approved ophthalmic bevacizumab for the treatment of retina conditions, including wet age-related macular degeneration, or wet AMD., diabetic macular edema, or DME, and branch retinal vein occlusion, or BRVO. Our plans also include seeking approval and launching the product in Japan and other markets. Outside of the United States, we are currently assessing options to commercialize either directly or through a strategic partner. If approved, we expect to receive 12 years of regulatory exclusivity in the United States and up to 10 years of market exclusivity in the European Union.

Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. In March 2022, we submitted a BLA with the FDA for ONS-5010/LYTENAVA™ (bevacizumab-vikg), an investigational ophthalmic formulation of bevacizumab, which we have developed to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. In May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022, and in October 2022, we received confirmation from the FDA that our BLA had been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. On August 29, 2023, we received a Complete Response Letter, or CRL, in which the FDA concluded it could not approve the BLA during this review cycle due to several chemical, manufacturing and control, or CMC, issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010, as well as additional requested CMC data indicated in the CRL to approve ONS-5010 for use in wet AMD.

We agreed to conduct an additional adequate, and well-controlled clinical trial following discussions with the FDA in support of our BLA for ONS-5010. In December 2023, we submitted a Special Protocol Assessment, or SPA, to the FDA for this study (NORSE EIGHT) seeking confirmation that, if successful, it will address the FDA’s requirement for a second adequate and well-controlled clinical trial to support our planned resubmission of the ONS-5010 BLA. In January 2024, we received confirmation that the FDA has reviewed and agreed upon the NORSE EIGHT trial protocol pursuant to the SPA. If the NORSE EIGHT trial is successful, it would satisfy the FDA’s requirement for a second adequate and well-controlled clinical trial to address fully the clinical deficiency identified in the CRL. In addition, through a Type A meeting and additional interactions, we have identified the approaches needed to resolve the CMC comments in the CRL. We are working to address the open CMC items and have scheduled a series of Type C and Type D meetings with the FDA to help to resolve these comments prior to reporting top line results from NORSE EIGHT in the fourth quarter of calendar 2024.

Separately, in October 2022 we submitted a Marketing Authorization Application, or MAA, for ONS-5010 with the EMA. On December 22, 2022, our MAA was validated for review by the EMA. The MAA was submitted as a ‘full-mixed marketing authorization application’ based on Article 8.3 of Directive 2001/83/EC. On March 22, 2024, the EMA’s Committee for Medicinal Products for Human Use, or CHMP issued a positive opinion concerning the authorization of ONS-5010/LYTENAVA™ (bevacizumab gamma), an investigational ophthalmic formulation of bevacizumab for the treatment of wet age-related macular degeneration (wet AMD) in the EU. The CHMP’s positive opinion supports the grant of marketing authorization by the European Commission for ONS-5010 MAA. The European Commission is expected to make a decision within approximately 67 days following the CHMP opinion. The decision will apply automatically in all 27 EU Member States, and, within 30 days, also to Iceland, Norway and Liechtenstein. Additionally, in April 2024, we submitted a MAA to the MHRA in the UK seeking approval of ONS-5010/LYTENAVA™ (bevacizumab gamma) for the treatment of wet AMD. The submission was completed under the new International Recognition Procedure (IRP), which allows the MHRA to rely on an authorization received for the same product from one of MHRA’s specified Reference Regulators (RRs) when considering an application for marketing authorization in the UK. These RRs include a positive opinion by the EMA’s CHMP concerning an application for grant of marketing authorization for the same product in the EU. The IRP is available for new UK MAAs of a medicinal product (having the same qualitative and quantitative composition, and the same pharmaceutical form) that has previously been authorized by a Reference Regulator (RR). In this case this is the EMA.

Our BLA and MAA submissions for ONS-5010 in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. The study design for our clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019. In August 2020, we reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study. NORSE TWO is our pivotal Phase 3 clinical trial comparing ONS-5010 (bevacizumab-vikg) to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoint for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters in Best Corrected Visual Acuity, or BCVA, score was met and was both highly statistically significant and clinically relevant. In the intent to treat, or ITT, primary dataset, the percentage of patients who gained at least 15 letters who were treated with ONS-5010, was 41.7%, and the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the secondary per protocol, or PP, dataset (p = 0.04) where the percentages were almost identical, at 41.0% with ONS-5010, and 24.7% with ranibizumab. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0035). A mean change of 11.2 letters in BCVA score was observed with ONS-5010, and with ranibizumab the mean change was 5.8 letters. The results were also statistically significant in the secondary PP dataset (p = 0.01) with a mean change with ONS-5010 of 11.1 letters versus 7.0 letters with ranibizumab. Additionally, the majority of ONS-5010 subjects maintained or gained BCVA during the study (defined as change from baseline in BCVA ≥ 0), with at least 80% of ONS-5010 subjects maintaining BCVA each month. Results were also positive for the remaining NORSE TWO secondary endpoints with 56.5% (p = 0.0016) of ONS-5010 subjects gaining ≥ 10 letters of vision and 68.5% (p = 0.0116) of ONS-5010 subjects gaining ≥ 5 letters of vision. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA. In March 2021, we reported that the results from NORSE THREE showed a positive safety profile for ONS-5010.

As agreed to with the FDA in the SPA, NORSE EIGHT is a randomized, controlled, parallel-group, masked, non-inferiority study of approximately 400 newly diagnosed, wet AMD subjects randomized in a 1:1 ratio to receive 1.25 mg ONS-5010 or 0.5 mg ranibizumab intravitreal injections. Subjects will receive injections at Day 0 (randomization), Week

4, and Week 8 visits. The primary endpoint will be mean change in BCVA from baseline to week 8. The first subject was enrolled in NORSE EIGHT in January 2024 and over 30% of the required subjects have been enrolled to date. We expect NORSE EIGHT topline results and potential resubmission of the ONS-5010 BLA by the end of calendar year 2024.

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

We have also received agreement from the FDA on three Special Protocol Assessments, or SPAs, for three additional registration clinical trials for our ongoing Phase 3 program for ONS-5010. The agreements reached with the FDA on these SPAs cover the protocols for NORSE FOUR, a registration clinical trial evaluating ONS-5010 to treat BRVO, and NORSE FIVE and NORSE SIX, two registration clinical trials evaluating ONS-5010 to treat DME. The timing for initiating these studies has not been determined pending initial FDA approval for wet AMD.

Because there are no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted a standard BLA, and are not using the biosimilar drug development pathway that would be required if Avastin were an approved drug for the targeted diseases. If approved, we believe ONS-5010 has potential to mitigate risks associated with off-label use of unapproved bevacizumab. In the United States, 66.3% of retina physicians state off-label repackaged bevacizumab is their most commonly used first-line anti-VEGF (ASRS 2022 Membership Survey Presented at ASRS NY 2022).

Going Concern

Through March 31, 2024 we have funded substantially all of our operations with $526.7 million in net proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the six months ended March 31, 2024 was $125.5 million. We also had a net loss of $25.3 million for the six months ended March 31, 2023. We have not generated any revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop.

On April 15, 2024, in a private placement with Syntone Ventures, LLC (“Syntone”), the Company issued 714,286 shares of common stock and accompanying warrants to purchase 1,071,429 shares of common stock for $5.0 million in gross proceeds pursuant to a securities purchase agreement entered in January 2024. The warrants have an exercise price of $7.70 per share of common stock and will expire on April 15, 2029.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of March 31, 2024, combined with the proceeds from the Syntone private placement in April 2024, are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. However, management does believe that the existing cash and cash equivalents as of March 31, 2024, combined with $5.0 million proceeds from the Syntone private placement that closed in April 2024, when combined with the expected proceeds from the full exercise of warrants to purchase shares of common stock (subject to meeting the requirements for calling the associated warrants), would be sufficient to support the Company’s operations through 2025. For further details on the warrants to purchase shares of common stock, refer to Note 9 of the unaudited consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Company’s consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Recent Developments

Effective on March 14, 2024, the Company amended its amended and restated certificate of incorporation to implement a one-for-twenty reverse stock split of its common stock. As a result of the reverse stock split, the Company made corresponding adjustments to the share amounts under its employee incentive plans, outstanding options, and common stock warrant agreements with third parties. The disclosure of common shares and per common share data in this Quarterly Report on Form 10-Q reflect the reverse stock split for all periods presented.

In April and May 2024, an aggregate of principal and accrued interest totaling $4.8 million of the unsecured convertible promissory note was converted into 678,570 shares of the Company’s common stock. For further details on the unsecured convertible promissory note, refer to Note 7 to the unaudited consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Loss (income) on Equity Method Investment

Loss (income) on equity method investment represents our proportionate share for the period of the net loss (income) of our investee to which the equity method of accounting is applied. We account for equity investments where we own a non-controlling interest, but have the ability to exercise significant influence, under the equity method of accounting.

Interest Expense (Income), Net

Interest expense (income), net consists of cash paid and non-cash interest expense related to our senior secured notes, equipment loans, lease liabilities and other finance obligations, net of de minimis amount of interest income.

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

Warrant Related Expenses

The warrant related expense relates to the excess of the fair value of the warrants upon issuance over the proceeds of the private placement that closed on March 18, 2024. The excess fair value of the warrants over the net proceeds was recorded in the unaudited interim consolidated statement of operations.

Change in Fair Value of Warrant Liability

We issued warrants to purchase our common stock in conjunction with convertible senior secured notes issued pursuant to a certain Note and Warrant Purchase Agreement dated December 22, 2017. Additionally, we issued warrants in connection with a private placement that closed on March 18, 2024. These warrants are categorized as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date, and we recognize any change in fair value in our statements of operations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

	Three months ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$13,508,934	$544,948	$12,963,986
General and administrative	5,431,041	6,292,982	(861,941)
Loss from operations	(18,939,975)	(6,837,930)	(12,102,045)

Loss on equity method investment	30,595	16,965	13,630
Interest expense (income), net	3,084,035	(187,794)	3,271,829
Change in fair value of promissory notes	8,519,153	3,000	8,516,153
Warrant related expenses	34,097,568	—	34,097,568
Change in fair value of warrant liability	49,614,817	(18,615)	49,633,432
Loss before income taxes	(114,286,143)	(6,651,486)	(107,634,657)
Income tax expense	2,800	2,800	—
Net loss	$(114,288,943)	$(6,654,286)	$(107,634,657)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
ONS-5010 development	$12,371,350	$3,744,704
Compensation and related benefits	665,018	130,229
Stock-based compensation	236,960	322,268
Other research and development	235,606	(3,652,253)
Total research and development expenses	$13,508,934	$544,948

Research and development expenses for the three months ended March 31, 2024 increased by $13.0 million compared to the three months ended March 31, 2023. The increase was due to an increase in development expenses amounting to $8.6 million, which was primarily related to conducting the NORSE EIGHT clinical trial. Additionally, the increase was driven by cash refunds of waived FDA BLA submission fees of $3.9 million received during the three months ended March 31, 2023, which was recorded as a reduction of expense in the prior year.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Professional fees	$1,776,559	$3,651,705
Compensation and related benefits	1,423,392	650,987
Stock-based compensation	1,073,547	1,061,137
Facilities, fees and other related costs	1,157,543	929,153
Total general and administrative expenses	$5,431,041	$6,292,982

General and administrative expenses for the three months ended March 31, 2024 decreased by $0.9 million when compared to the three months ended March 31, 2023. The decrease was due to a $1.9 million decrease in professional fees primarily due to the discontinuing of commercial launch activities following receipt of the CRL in August 2023. This decrease was partially offset by a $0.8 million increase in compensation and benefits, mainly due to increased headcount and cost of living adjustments awarded employees during the three months ended March 31, 2024.

Interest expense (income), net

Interest expense (income), net changed by $3.3 million, from income of $0.2 million to an expense of $3.1 million. The increase was primarily due to convertible promissory note maturity extension fees incurred during the period.

Change in fair value of promissory notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory notes. We record the promissory notes at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations.

Warrant related expenses

During the quarter ended on March 31, 2024, we recognized charges associated with warrants issued during the quarter, which were categorized as liabilities. These expenses amounted to the difference between the fair value of the warrants and the net proceeds received from a private placement that closed on March 18, 2024. For further details on warrants to purchase shares of common stock, refer to Note 9 of the unaudited consolidated interim financial statements included herein.

Change in fair value of warrant liability

We issued warrants to purchase our common stock in conjunction with convertible senior secured notes issued pursuant to a certain Note and Warrant Purchase Agreement dated December 22, 2017. Additionally, we issued warrants in connection with a private placement that closed on March 18, 2024. These warrants are categorized as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date, and we recognize any change in fair value in our statements of operations. The increase was primarily due to the change in fair value of warrants during the quarter ended March 31, 2024 due to the increase in the price per share of common stock from the date of issuance to March 31, 2024.

Comparison of Six Months Ended March 31, 2024 and 2023

	Six months ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$18,038,292	$10,407,372	$7,630,920
General and administrative	11,224,805	12,118,586	(893,781)
Loss from operations	(29,263,097)	(22,525,958)	(6,737,139)

Loss (income) on equity method investment	28,047	(4,540)	32,587
Interest expense, net	2,895,358	2,260,797	634,561
Loss on extinguishment of debt	—	577,659	(577,659)
Change in fair value of promissory notes	9,512,153	3,000	9,509,153
Warrant related expenses	34,097,568	—	34,097,568
Change in fair value of warrant liability	49,668,159	(48,875)	49,717,034
Loss before income taxes	(125,464,382)	(25,313,999)	(100,150,383)
Income tax expense	2,800	2,800	—
Net loss	$(125,467,182)	$(25,316,799)	$(100,150,383)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the six months ended March 31, 2024 and 2023:

	Six months ended March 31,
	2024	2023
ONS-5010 development	$15,784,424	$14,685,759
Compensation and related benefits	1,328,629	878,427
Stock-based compensation	468,376	612,924
Other research and development	456,863	(5,769,738)
Total research and development expenses	$18,038,292	$10,407,372

Research and development expenses for the six months ended March 31, 2024 increased by $7.6 million compared to the six months ended March 31, 2023. The increase was primarily due to cash refunds of waived FDA BLA submission fees of $6.2 million received during the period combined with the BLA submission fees and an increase in ONS-5010 development costs related to clinical trial costs for NORSE EIGHT. Additionally, ONS-5010 development expenses increased by $1.1 million primarily driven by NORSE EIGHT clinical trial costs incurred during the period.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the six months ended March 31, 2024 and 2023:

	Six months ended March 31,
	2024	2023
Professional fees	$3,919,228	$6,421,589
Compensation and related benefits	3,400,879	1,906,404
Stock-based compensation	2,114,742	2,162,874
Facilities, fees and other related costs	1,789,956	1,627,719
Total general and administrative expenses	$11,224,805	$12,118,586

General and administrative expenses for the six months ended March 31, 2024 decreased by $0.9 million compared to the six months ended March 31, 2023. The decrease was due to a decrease in professional fees by $2.5 million primarily due to the discontinuing of commercial launch activities following receipt of the CRL in August 2023 partially offset by a $1.5 million increase in compensation and benefits, mainly due to increased headcount and cost of living adjustments awarded employees during the six months ended March 31, 2024.

Interest expense (income), net

Interest expense, net for the six months ended March 31, 2024 increased by $0.6 million compared to March 31, 2023. The increase was primarily due to convertible promissory note maturity extension fees incurred during the period compared to $2.5 million incurred in comparative period relating to the recognition of the original issue discount on the December 2022 Note during the six months ended March 31, 2023 after we elected the fair value option to account for the December 2022 Note.

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

Warrant related expenses

During the quarter ended on March 31, 2024, we recognized charges associated with warrants issued during the quarter, which were categorized as liabilities. These expenses amounted to the difference between the fair value of the warrants and the net proceeds received from a private placement that closed on March 18, 2024. For further details on warrants to purchase shares of common stock, refer to Note 9 of the unaudited consolidated interim financial statements included herein.

Change in fair value of warrant liability

We issued warrants to purchase our common stock in conjunction with convertible senior secured notes issued pursuant to a certain Note and Warrant Purchase Agreement dated December 22, 2017. Additionally, we issued warrants in connection with a private placement that closed on March 18, 2024. These warrants are categorized as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date, and we recognize any change in fair value in our statements of operations. The increase was primarily due to the change in fair value of warrants during the six months ended March 31, 2024 due to the increase in the price per share of common stock from the date of issuance to March 31, 2024.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through March 31, 2024, we have funded substantially all of our operations with $526.7 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

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

On March 26, 2021, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., as sales agent (“Wainwright”) (the “Wainwright ATM Agreement” or the “Wainwright ATM Offering”), under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through Wainwright. The Company terminated the Wainwright ATM Agreement effective May 15, 2023. As a result, the Company wrote off unamortized deferred costs under the Wainwright ATM Agreement effective as of the termination date.

No shares of common stock were sold under the Wainwright ATM Offering during the three months ended March 31, 2023. During the six months ended March 31, 2023, the Company sold 44,769 shares of common stock under the Wainwright ATM Offering and generated $1.1 million in net proceeds, and the issuance costs were immaterial.

On May 16, 2023, the Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) as sales agent (as amended, the “BTIG ATM Agreement” or the “BTIG ATM Offering”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time through BTIG. Under the BTIG ATM Agreement, the Company pays BTIG a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the BTIG ATM Agreement. The offering of common stock pursuant to the BTIG ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the BTIG ATM Agreement or (ii) termination of the BTIG ATM Agreement in accordance with its terms.

No shares of common stock were sold under the BTIG ATM Offering during the six months ended March 31, 2024.

In December 2022, in a registered direct equity offering to certain institutional and accredited investors, including GMS Ventures, our largest stockholder, we issued 1,423,041 shares of common stock at a purchase price per share of $17.568 for $23.2 million in net proceeds after payment of placement agent fees and other offering costs. GMS Ventures purchased an aggregate of 711,520 shares of common stock in the registered direct equity offering. In connection with the registered direct equity offering, we issued to M.S. Howells & Co., as placement agent for certain accredited investors in the offering, warrants to purchase up to an aggregate of 25,787 shares of common stock, which will be exercisable commencing on the one-year anniversary of the closing of the offering at an exercise price of $21.00 per share, which warrants have a three-year term.

On December 22, 2022, we entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note with a face amount of $31.8 million, or the December 2022 Note, to Streeterville Capital, LLC, or the Lender, the holder of our November 2021 Note. The December 2022 Note has an original issue discount of $1.8 million. A portion of the proceeds from the December 2022 Note were used to repay in full the remaining outstanding principal and accrued interest on the November 2021 Note, which was cancelled upon repayment. We received net proceeds of $18.1 million upon the closing on December 28, 2022, after deducting the Lender’s transaction costs in connection with the issuance and November 2021 Note repayment. In December 2023, the Company extended the maturity of the December 2022 Note from January 1, 2024 to April 1, 2024. The Company incurred a $475 thousand extension fee. The December 2022 Note bore interest at 9.5% per annum through April 1, 2024. On January 22, 2024, the Company entered into an amendment to the December 2022 Note (the “Note Amendment”) with the Lender, which became effective on April 1, 2024 after satisfaction of certain closing conditions, including various required stockholder approvals and the closing of the private placement that closed on March 18, 2024.  The maturity of the December 2022 Note was extended to July 1, 2025. An extension fee of $2.7 million (calculated as 7.5% of the outstanding balance of the December 2022 Note) was added to the outstanding balance on March 18, 2024. Under the Note Amendment, the initial conversion price with respect to $15.0 million in aggregate principal amount of the December 2022 Note was changed to $7.00, the price per share in the private placement that closed on March 18, 2024 and the remaining aggregate principal amount is converted at a price of $40.00 per share. Effective April 1 2024, the December 2022 Note bears interest at the prime rate (as published in the Wall Street Journal) plus 3% (subject to a floor of 9.5%) and the Company has an obligation to repay at least $3.0 million of the outstanding balance of the December 2022 Note for each calendar quarter beginning with the second calendar quarter of 2024 (subject to adjustment for conversions by the Lender and to payment of an exit fee as set forth in the December 2022 Note) and continuing until the December 2022 Note is repaid in full. The December 2022 Note contains customary covenants, including a restriction on the Company’s ability to pledge certain of the Company’s assets, subject to certain exceptions, without the Lender’s consent. See “Description of Indebtedness” below for additional detail.

During the six months ended March 31, 2024, an aggregate of principal and accrued interest totaling $3.0 million of the December 2022 Note was converted into 428,571 shares of our common stock. In April and May 2024, an aggregate of principal and accrued interest totaling $4.8 million of the December 2022 Note was converted into 678,570 shares of our common stock.

In March 2024, in a private placement pursuant to a securities purchase agreement entered in January 2024 with certain institutional and accredited investors, including GMS Ventures, our largest stockholder, we issued an aggregate of 8,571,423 shares of common stock and warrants to purchase an aggregate of 12,857,133 shares of common stock at a purchase price per share of $7.00 per share and accompanying warrant to purchase one and one-half shares of common stock for $55.5 million in net proceeds after payment of placement agent fees and other offering costs. GMS Ventures purchased an aggregate of 2,305,714 shares of common stock and warrants to purchase an aggregate of 3,458,571 shares of common stock in the Private Placement. The warrants have an exercise price of $7.70 per share of common stock and will expire on March 18, 2029.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of March 31, 2024, combined with $5.0 million proceeds from the Syntone private placement that closed in April 2024, are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. However, management does believe that the existing cash and cash equivalents as of March 31, 2024, combined with $5.0 million proceeds from the Syntone private placement that closed in April 2024, when combined with the expected proceeds from the full exercise of warrants to purchase shares of common stock (subject to meeting the requirements for calling the associated warrants), would be sufficient to support our operations through 2025. For further details on the warrants to purchase shares of common stock, refer to Note 9 of the unaudited consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We do not believe that the existing cash and cash equivalents as of March 31, 2024, combined with $5.0 million proceeds from the Syntone private placement that closed in April 2024, are sufficient to fund our operations through one year from the date of this Quarterly Report on Form 10-Q. However, management does believe that the existing cash and cash equivalents as of March 31, 2024, combined with $5.0 million proceeds from the Syntone private placement that closed in April 2024, when combined with the expected proceeds from the full exercise of warrants to purchase shares of common stock (subject to meeting the requirements for calling the associated warrants), would be sufficient to support our operations through 2025. For further details on the warrants to purchase shares of common stock, refer to Note 9 of the unaudited consolidated interim financial statements included herein. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six months ended March 31,
	2024	2023
Net cash used in operating activities	$(32,299,606)	$(17,015,864)
Net cash provided by financing activities	56,136,733	43,248,154
Net increase in cash and cash equivalents	$23,837,127	$26,232,290

Operating Activities

During the six months ended March 31, 2024, we used $32.3 million of cash in operating activities resulting primarily from our net loss of $125.5 million. This use of cash was partially offset by $98.6 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of promissory notes, warrant related expense, change in fair value of warrant liability, loss on equity method investment and depreciation and amortization expense. The net cash outflow of $5.5 million from changes in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $2.5 million, and an increase in prepaid expenses of $3.0 million for timing of payments associated with ONS-5010 development costs relating to clinical trial and drug development costs.

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

Financing Activities

During the six months ended March 31, 2024, net cash provided by financing activities was $56.1 million, primarily attributable to $56.1 million in net proceeds from a private placement in March 2024 of an aggregate 8,571,423 common stock shares and warrants to purchase an aggregate of 12,857,133 shares of common stock.

During the six months ended March 31, 2023, net cash provided by financing activities was $43.2 million, primarily attributable to $23.2 million in net proceeds from a registered direct equity offering in December 2022 of an aggregate of 1,423,041 shares of our common stock, $1.1 million in net proceeds from the sale of common stock under the ATM Offering and $30.0 million in net proceeds from the issuance of an unsecured convertible promissory note with a face amount of $31.8 million in December 2022. We also made $10.2 million in debt and finance lease obligation payments and a $0.8 million payment of financing costs.

Description of Indebtedness

On December 22, 2022, we entered into the Securities Purchase Agreement and issued the December 2022 Note to the Lender. The December 2022 Note, which was amended in December 2023, has a face value of $31.8 million and an original issue discount of $1.8 million. In December 2023, the Company extended the maturity of the December 2022 Note from January 1, 2024 to April 1, 2024. On January 22, 2024, the Company entered into an amendment to the December 2022 Note with the Lender, which became effective on April 1, 2024 after satisfaction of certain closing conditions, including various required stockholder approvals and the closing of the private placement that closed on March 18, 2024. Effective April 1, 2024, the initial conversion price with respect to $15,000,000 in aggregate principal amount of the December 2022 Note was changed to $7.00, the price per share in the private placement that closed on March 18, 2024 and bears interest at the prime rate (as published in the Wall Street Journal) plus 3% (subject to a floor of 9.5%) and the Company has an obligation to repay at least $3,000,000 of the outstanding balance of the December 2022 Note for each calendar quarter beginning with the second calendar quarter of 2024 (subject to adjustment for conversions by the Lender and to payment of an exit fee as set forth in the December 2022 Note) and continuing until the December 2022 Note is repaid in full.

The December 2022 Note contains customary covenants, including a restriction on the Company’s ability to pledge certain of the Company’s assets, subject to certain exceptions, without the Lender’s consent. Beginning on April 1, 2023, the Lender had the right to convert the December 2022 Note at the Conversion Price (as defined below). The principal amount and conversion price of the December 2022 Note were subject to adjustment upon certain triggering events. In addition, the Company had the right to convert all or any portion of the outstanding balance under the December 2022 Note into shares of common stock at the Conversion Price if certain conditions have been met at the time of conversion, including if at any time after the six-month anniversary of the closing date, the daily volume-weighted average price of the common stock on Nasdaq equals or exceeds $50.00 per share (subject to adjustments for stock splits and stock combinations) for a period of 30 consecutive trading days. Payments may be made by the Company (i) in cash, (ii) in shares of common stock, with the number of shares being equal to the portion of the applicable payment amount divided by the Conversion Price (as defined below), or (iii) a combination of cash and shares of common stock. Any payments made by the Company in cash, including prepayments or repayment at maturity, will be subject to an additional fee of 7.5%. Upon the occurrence of certain events described in the December 2022 Note, including, among others, the Company’s failure to pay amounts due and payable under the December 2022 Note, events of insolvency or bankruptcy, failure to observe covenants contained in the Securities Purchase Agreement and the December 2022 Note, breaches of representations and warranties in the Securities Purchase Agreement, and the occurrence of certain transactions without the Lender’s consent (each such event, a “Trigger Event”), the Lender shall have the right, subject to certain exceptions, to increase the balance of the December 2022 Note by 10% for a Major Trigger Event (as defined in the December 2022 Note) and 5% for a Minor Trigger Event (as defined in the December 2022 Note). If a Trigger Event is not cured within ten (10) trading days of written notice thereof from the Lender, it will result in an event of default (such event, an “Event of Default”). Following an Event of Default, the Lender may accelerate the December 2022 Note such that all amounts thereunder become immediately due and payable, and interest shall accrue at a rate of 22% annually until paid. Prior to April 1, 2024, under the December 2022 Note, “Conversion Price” meant, prior to a Major Trigger Event, $40.00 per share (subject to adjustment for stock splits and stock combinations), and following a Major Trigger Event, the lesser of (i) $40.00 per share (subject to adjustment for stock splits and stock combinations), and (ii) 90% multiplied by the lowest closing bid price of the Company’s common stock in the three trading days prior to the date on which the conversion notice is delivered. If the Conversion Price is below $3.51 per share, the Company will be required to satisfy a conversion notice from the Lender in cash. Subject to certain exceptions, while the December 2022 Note is outstanding, the Lender will have a consent right on any future variable rate transactions or any debt and a 10% participation right in any future debt or equity financings.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 22, 2023, have not materially changed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “Smaller Reporting Company,” this Item and the related disclosure are not required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter ended March 31, 2024.

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

Item 1A. Risk Factors

As of March 31, 2024, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended September 30, 2023 filed with the SEC on December 22, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

On May 13, 2024, the Company filed a Certificate of Elimination to its Certificate of Incorporation, as then amended, with the Secretary of State of the State of Delaware to eliminate from the Certificate of Incorporation all matters set forth in the

Certificates of Designation filed with the Secretary of State of the State of Delaware on September 8, 2017 (with respect to its Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock) and July 18, 2018, as amended on March 19, 2020 (with respect to its Series A-1 Convertible Preferred Stock) and returning each of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series A-1 Convertible Preferred Stock to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series. There were no outstanding shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock or Series A-1 Convertible Preferred Stock as of May 13, 2024. Immediately following the filing of the Certificate of Elimination, the Company filed a Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware, which restates and integrates but does not further amend the Company’s Certificate of Incorporation, as then amended.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation.

3.2	Certificate of Elimination of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series A-1 Convertible Preferred Stock.

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the SEC on March 26, 2021).

10.1

Amendment, dated April 12, 2024, to Sales Agreement, dated May 16, 2023, by and between the Company and BTIG (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 12, 2024).

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

OUTLOOK THERAPEUTICS, INC.

Date: May 15, 2024	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer (Principal Financial and Accounting Officer)