Form 10-Q
period 2024-06-30
Outlook Therapeutics, Inc.
filed 2024-08-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of August 12, 2024 was 23,655,636.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$32,024,387	$23,391,982
Prepaid expenses and other current assets	13,593,261	7,587,216
Total current assets	45,617,648	30,979,198

Operating lease right-of-use assets, net	286,462	26,172
Equity method investment	708,388	793,932
Other assets	479,229	501,299
Total assets	$47,091,727	$32,300,601

Liabilities, convertible preferred stock and stockholders’ deficit

Current liabilities:
Unsecured convertible promissory note	$32,432,000	$35,551,000
Finance lease liabilities	—	4,267
Current portion of operating lease liabilities	31,801	—
Accounts payable	5,552,484	6,574,523
Accrued expenses	2,680,914	2,745,740
Income taxes payable	1,856,629	1,856,629
Total current liabilities	42,553,828	46,732,159

Operating lease liabilities	260,395	—
Warrant liability	87,950,992	6,219
Total liabilities	130,765,215	46,738,378

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 60,000,000 shares authorized; 23,405,637 and 13,012,833 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	234,057	130,128
Additional paid-in capital	465,068,636	453,350,281
Accumulated deficit	(548,976,181)	(467,918,186)
Total stockholders' deficit	(83,673,488)	(14,437,777)
Total liabilities, convertible preferred stock and stockholders' deficit	$47,091,727	$32,300,601

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$11,201,754	$11,101,504	$29,240,046	$21,508,876
General and administrative	8,360,933	7,039,901	19,585,738	19,158,487
	19,562,687	18,141,405	48,825,784	40,667,363
Loss from operations	(19,562,687)	(18,141,405)	(48,825,784)	(40,667,363)
Loss on equity method investment	57,497	7,188	85,544	2,648
Interest income	(404,593)	(395,537)	(666,199)	(665,459)
Interest expense	—	303	3,156,964	2,531,022
Loss on extinguishment of debt	—	—	—	577,659
Change in fair value of promissory notes	(7,563,000)	2,910,000	1,949,153	2,913,000
Warrant related expenses (Note 9)	3,392,444	—	37,490,012	—
Change in fair value of warrant liability	(59,454,222)	11,749	(9,786,063)	(37,126)
Income (loss) before income taxes	44,409,187	(20,675,108)	(81,055,195)	(45,989,107)
Income tax expense	—	—	2,800	2,800
Net income (loss)	$44,409,187	$(20,675,108)	$(81,057,995)	$(45,991,907)

Per share information:
Net income (loss) per share of common stock, basic	$1.91	$(1.61)	$(4.82)	$(3.73)
Net loss per share of common stock, diluted	$(0.89)	$(1.61)	$(4.82)	$(3.73)
Weighted average shares outstanding, basic	23,227,069	12,844,079	16,822,774	12,343,951
Weighted average shares outstanding, diluted	25,476,438	12,844,079	16,822,774	12,343,951

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

	Stockholders' Deficit
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2023	13,012,833	$130,128	$453,350,281	$(467,918,186)	$(14,437,777)
Stock-based compensation expense	—	—	1,272,611	—	1,272,611
Net loss	—	—	—	(11,178,239)	(11,178,239)
Balance at December 31, 2023	13,012,833	130,128	454,622,892	(479,096,425)	(24,343,405)
Sale of common stock, net of issuance costs	8,571,423	85,714	—	—	85,714
Issuance of common stock in connection with conversion of convertible promissory note	428,571	4,286	2,995,714	—	3,000,000
Stock-based compensation expense	—	—	1,310,507	—	1,310,507
Net loss	—	—	—	(114,288,943)	(114,288,943)
Balance at March 31, 2024	22,012,827	220,128	458,929,113	(593,385,368)	(134,236,127)
Sale of common stock, net of issuance costs	714,286	7,143	—	—	7,143
Issuance of common stock in connection with conversion of convertible promissory note	678,524	6,786	4,743,214	—	4,750,000
Stock-based compensation expense	—	—	1,396,309	—	1,396,309
Net income	—	—	—	44,409,187	44,409,187
Balance at June 30, 2024	23,405,637	$234,057	$465,068,636	$(548,976,181)	$(83,673,488)

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at October 1, 2022	11,365,528	$113,655	$417,558,434	$(408,935,518)	$8,736,571
Sale of common stock, net of issuance costs	1,467,802	14,678	24,277,482	—	24,292,160
Stock-based compensation expense	—	—	1,392,393	—	1,392,393
Net loss	—	—	—	(18,662,513)	(18,662,513)
Balance at December 31, 2022	12,833,330	128,333	443,228,309	(427,598,031)	15,758,611
Stock-based compensation expense	—	—	1,383,405	—	1,383,405
Net loss	—	—	—	(6,654,286)	(6,654,286)
Balance at March 31, 2023	12,833,330	128,333	444,611,714	(434,252,317)	10,487,730
Sale of common stock, net of issuance costs	101,859	1,019	3,301,715	—	3,302,734
Stock-based compensation expense	—	—	1,381,805	—	1,381,805
Net loss	—	—	—	(20,675,108)	(20,675,108)
Balance at June 30, 2023	12,935,189	$129,352	$449,295,234	$(454,927,425)	$(5,502,839)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(81,057,995)	$(45,991,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,062	32,971
Loss on extinguishment of debt	—	577,659
Non-cash interest expense	2,681,847	2,529,830
Stock-based compensation	3,979,427	4,157,603
Change in fair value of promissory notes	1,949,153	2,913,000
Warrant related expenses (Note 9)	37,490,012	—
Change in fair value of warrant liability	(9,786,063)	(37,126)
Loss on equity method investment	85,544	2,648
Interest paid on debt	—	(1,158,609)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,006,045)	827,163
Other assets	(28,866)	(232,220)
Operating lease liabilities	(2,220)	(26,995)
Accounts payable	(1,136,993)	1,324,184
Accrued expenses	(64,826)	4,849,715
Net cash used in operating activities	(51,811,963)	(30,232,084)

FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants to purchase common stock, net of issuance costs	60,448,635	27,596,910
Proceeds from debt	—	30,000,000
Payments of finance lease obligations	(4,267)	(8,669)
Repayment of debt	—	(10,220,000)
Payment of financing costs	—	(823,894)
Net cash provided by financing activities	60,444,368	46,544,347
Net increase in cash and cash equivalents	8,632,405	16,312,263
Cash and cash equivalents at beginning of period	23,391,982	17,396,812
Cash and cash equivalents at end of period	$32,024,387	$33,709,075
Supplemental disclosure of cash flow information:
Cash paid for interest	$475,000	$1,159,008
Supplemental schedule of non-cash financing activities:
Convertible promissory note converted into common stock	$7,750,000	$—
Recognition of warrant liability	$97,730,836	$—
Common stock issuance costs in accounts payable and accrued expenses	$114,954	$223,760
Deferred offering costs amortization	$—	$131,944
Right-of-use asset and lease liability recognized for new operating lease liabilities	$294,416	$—

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

In May 2024 the Company received Marketing Authorization from the European Commission for LYTENAVA™ (bevacizumab gamma), an ophthalmic formulation of bevacizumab for the treatment of wet age-related macular degeneration (“AMD”) in the European Union (“EU”).  Additionally, in July 2024 the Company also received marketing authorization for LYTENAVA™ (bevacizumab gamma) in the United Kingdom (“UK”) from the UK Medicines and Healthcare products Regulatory Agency (MHRA). LYTENAVA™ (bevacizumab gamma) is the first and only authorized ophthalmic formulation of bevacizumab for use in treating wet AMD in the EU and UK.

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

2.    Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $548,976,181 as of June 30, 2024, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management does not believe that the existing cash and cash equivalents as of June 30, 2024 are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the Company’s ability to continue as a going concern and additional financing will be needed by the Company to fund its operations in the future and to commercially develop ONS-5010 and to develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations, including but not limited to, the exercise of outstanding warrants to purchase shares of the Company’s common stock (subject to meeting the requirements for calling such warrants), proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, sale of the development and commercial rights to the Company’s drug product candidates in regions outside of the U.S., the issuance of additional debt, the issuance of equity securities, including accessing capital through at-the-market offering agreements (refer to Note 9 for further details), and revenues from potential future product sales, if any. There can be no assurance that these future funding efforts will be successful.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

However, management does believe that the existing cash and cash equivalents as of June 30, 2024, when combined with the expected proceeds from the full exercise of warrants to purchase shares of common stock (subject to meeting the requirements for calling such warrants), would be sufficient to support the Company’s operations through 2025. For further details on the warrants to purchase shares of common stock, refer to Note 9. The Company’s consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

The Company’s future operations are highly dependent on a combination of factors, including: (i) the timely and successful completion of additional financing discussed above; (ii) the Company’s ability to successfully begin marketing of its product candidates or complete revenue-generating partnerships with other companies; (iii) the success of its research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (v) regulatory approval and market acceptance of the Company’s proposed future products.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2024 and its results of operations for the three and nine months ended June 30, 2024 and 2023, cash flows for the nine months ended June 30, 2024 and 2023, and stockholders’ equity for the three and nine months ended June 30, 2024 and 2023. Operating results for the nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2024. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2023.

Reverse stock split

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

Net income (loss) per share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, warrants, performance-based stock options and units, and stock options using the treasury stock method, which would result in the issuance of incremental shares of common stock. For purposes of calculating diluted loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive.

The following table sets forth the computation of basic loss per share and diluted loss per share:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$44,409,187	$(20,675,108)	$(81,057,995)	$(45,991,907)
Effect of dilutive securities:
Change in fair value of warrant liability	(59,393,374)	—	—	—
Change in fair value of promissory notes	(7,563,000)	—	—	—
Adjusted net loss attributable to common stockholders	$(22,547,187)	$(20,675,108)	$(81,057,995)	$(45,991,907)
Denominator:
Weighted average shares outstanding, basic	23,227,069	12,844,079	16,822,774	12,343,951
Effect of dilutive securities:
Common stock warrants	562,685	—	—	—
Convertible promissory notes	1,686,684	—	—	—
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding, diluted	25,476,438	12,844,079	16,822,774	12,343,951
Basic net income (loss) per share	$1.91	$(1.61)	$(4.82)	$(3.73)
Diluted net loss per share	$(0.89)	$(1.61)	$(4.82)	$(3.73)

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2024 and 2023, as they would be antidilutive:

	As of June 30,
	2024	2023
Performance-based stock units	—	123
Performance-based stock options	532,367	95,000
Stock options	1,928,646	1,181,563
Common stock warrants	279,060	366,427
Convertible debt	—	835,074	(i)

(i)	The potentially dilutive securities related to convertible debt are calculated based on a fixed conversion price of $40.00 per share, which is subject to change as described in Note 7.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	June 30, 2024
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$32,432,000
Warrant liability	—	—	87,950,992
Total	$—	$—	$120,382,992

	September 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$35,551,000
Warrant liability	—	—	6,219
Total	$—	$—	$35,557,219

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and unsecured convertible promissory note for the nine months ended June 30, 2024:

	Unsecured Convertible
	Promissory Note	Warrants
Balance at October 1, 2023	$35,551,000	$6,219
Issued in connection with sale of common stock	—	97,730,836
Promissory note maturity extension fee added to outstanding balance	2,681,847	—
Principal and accrued interest converted to common stock	(7,750,000)	—
Change in fair value	1,949,153	(9,786,063)
Balance at June 30, 2024	$32,432,000	$87,950,992

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

The fair value of the December 2022 Note was estimated using a binomial lattice model with the following assumptions:

	June 30, 2024	September 30, 2023
Term (years)	1.0	0.3
Stock price	$7.38	$4.40
Volatility	163.0%	71.0%
Risk-free rate	5.1%	5.5%
Dividend yield	—%	—%
Credit-adjusted discount rate	22.7%	22.8%

The warrants issued in connection with the convertible senior secured notes originally issued pursuant to that certain Note and Warrant Purchase Agreement dated December 22, 2017 and warrants issued in connection with private placements that closed on March 18, 2024 and April 15, 2024, are classified as liabilities on the accompanying unaudited interim consolidated balance sheets. The warrants related to the  Note and Warrant Purchase Agreement dated December 22, 2017 are classified as liabilities as the warrants include cash settlement features at the option of the holders under certain

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

circumstances. The warrants issued in connection with private placements that closed on March 18, 2024 and April 15, 2024 are classified as liabilities as the Company assessed that they are not indexed to the Company’s own stock and must be classified as liabilities. For further details on the evaluation refer to Note 9.

The above warrant liabilities are revalued each reporting period with the change in fair values recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair values of the warrant liabilities are estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	June 30, 2024	September 30, 2023
Risk-free interest rate	4.36%	5.30%
Remaining contractual term of warrants (years)	4.7	1.4
Expected volatility	130.2%	158.3%
Annual dividend yield	—%	—%
Fair value of common stock (per share)	$7.38	$4.40

5. Equity Method Investment

In connection with the execution of a stock purchase agreement with Syntone Ventures LLC (“Syntone”), the United States-based affiliate of Syntone Technologies Group Co. Ltd. (“Syntone PRC”) on May 22, 2020, the Company and Syntone PRC entered into a joint venture agreement pursuant to which they agreed to form a People’s Republic of China (“PRC”) joint venture, Beijing Syntone Biopharma Ltd (“Syntone JV”), that is 80% owned by Syntone PRC and 20% owned by the Company. As the Company can exert significant influence over, but does not control, Syntone JV’s operations through voting rights or representation on Syntone JV’s board of directors, the Company accounts for this investment using the equity method of accounting. Upon formation of Syntone JV in April 2021, the Company entered into a royalty-free license with Syntone JV for the development, commercialization and manufacture of ONS-5010 in the greater China market, which includes Hong Kong, Taiwan and Macau.

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

6.     Accrued Expenses

Accrued expenses consists of:

	June 30, 2024	September 30, 2023
Compensation	$895,177	$919,970
Professional fees	1,107,166	165,192
Research and development	399,853	1,234,192
Other accrued expenses	278,718	426,386
	$2,680,914	$2,745,740

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

7.    Debt

Debt consists of:

	June 30, 2024	September 30, 2023
Unsecured convertible promissory note (measured at fair value)	$32,432,000	$35,551,000
Less: current portion	(32,432,000)	(35,551,000)
Long-term debt	$—	$—

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

Under the Note Amendment, the initial conversion price with respect to $15,000,000 in aggregate principal amount of the December 2022 Note was changed to $7.00, the price per share in the private placement that closed on March 18, 2024. Effective April 1, 2024, the December 2022 Note bears interest at the prime rate (as published in the Wall Street Journal) plus 3% (subject to a floor of 9.5%) and the Company has an obligation to repay at least $3,000,000 of the outstanding balance of the December 2022 Note for each calendar quarter beginning with the second calendar quarter of 2024 (subject to adjustment for conversions by the Lender and to payment of an exit fee as set forth in the Note Amendment) and continuing until the December 2022 Note is repaid in full. As of June 30, 2024, the December 2022 Note was classified as current on the unaudited interim consolidated balance sheets as the Lender has the right to convert the December 2022 Note into equity until the entire outstanding balance has been paid off.

During the three and nine months ended June 30, 2024, an aggregate of principal and accrued interest totaling $4,750,000 and $7,750,000, respectively, of the December 2022 Note was converted into 678,524 and 1,107,095 shares of the Company’s common stock, respectively.

The Company elected to account for the December 2022 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as a result the original issue discount of $1,820,000 and debt issuance costs were written off upon election to fair value and accounted for as interest. During the nine months ended June 30, 2023, the Company recognized $2,074,964 of interest expense related to the December 2022 Note, consisting of the original issue discount of $1,820,000 and other third-party debt issuance costs of $254,964 as the Company elected the fair value option.

During the nine months ended June 30, 2024, the Company recorded $3,156,964 of interest expense. This interest expense was associated with the fees incurred for extending the debt. During the three months ended June 30, 2024, no interest expense was recognized.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

During the nine months ended June 30, 2023, the Company recognized $454,866 of interest expense related to the November 2021 Note of which $190,775 was related to the amortization of debt discount. During the three months ended June 30, 2023, no interest expense was recognized.

8.     Commitments and Contingencies

Litigation

On November 3, 2023, a securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by the Company related to the Company’s BLA during the period from August 3, 2021 through August 29, 2023. The complaint alleges, among other things, that the Company violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010 as a treatment for wet AMD and that the Company and/or their manufacturing partner had deficient CMC controls for ONS-5010, which remained unresolved at the time the Company’s BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve the Company’s BLA, and that the Company’s stock price dropped when such information was disclosed. The plaintiffs in the class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. The parties are in the process of briefing a motion to dismiss.

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

Equipment leases

As of June 30, 2024, all equipment leases had expired. The Company had equipment leases, with terms between 12 and 36 months, recorded as finance leases. The equipment leases bore interest between 4.0% and 13.0% per annum. Certain lease agreements contained provisions for future rent increases. Payments due under the lease contracts included minimum payments that the Company was obligated to make under the non-cancelable initial terms of the leases as the renewal terms are at the Company’s option. Lease expense was recorded as research and development or general and administrative based on the use of the leased asset.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The components of lease cost for the three and nine months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Lease cost:
Amortization of right-of-use assets	$—	$—	$—	$—
Interest on lease liabilities	—	304	116	1,193
Total finance lease cost	—	304	116	1,193
Operating lease cost	16,459	11,217	38,892	33,650
Total lease cost	$16,459	$11,521	$39,008	$34,843

Amounts reported in the unaudited interim consolidated balance sheets for leases where the Company is the lessee are as follows:

	June 30, 2024	September 30, 2023
Operating leases:
Right-of-use asset	$286,462	$26,172
Operating lease liabilities	292,196	—
Finance leases:
Right-of-use asset	$—	$—
Financing lease liabilities	—	4,267
Weighted-average remaining lease term (years):
Operating leases	4.8	0.6
Finance leases	—	0.3
Weighted-average discount rate:
Operating leases	9.9%	7.5%
Finance leases	—	13.0%

Other information related to leases for the nine months ended June 30, 2024 and 2023 are as follows:

	Nine months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$116	$1,193
Operating cash flows from operating leases	11,799	27,675
Financing cash flows from finance leases	4,267	8,669
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$294,416	$—

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Future minimum lease payments under non-cancelable leases at June 30, 2024 are as follows for years ending September 30:

Operating leases
2024 (remaining three months)	$1,630
2025	78,091
2026	79,954
2027	81,817
2028	83,680
Thereafter	49,447
Total undiscounted lease payments	374,619
Less: Imputed interest	82,423
Total lease obligations	$292,196

9.    Common Stock and Stockholders’ Equity

Preferred Stock

On May 13, 2024, the Company filed a Certificate of Elimination to its Certificate of Incorporation, as then amended, with the Secretary of State of the State of Delaware to eliminate from the Certificate of Incorporation all matters set forth in the Certificates of Designation filed with the Secretary of State of the State of Delaware on September 8, 2017 (with respect to its Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock) and July 18, 2018, as amended on March 19, 2020 (with respect to its Series A-1 Convertible Preferred Stock) and returning each of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series A-1 Convertible Preferred Stock to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series. There were no outstanding shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock or Series A-1 Convertible Preferred Stock as of May 13, 2024. Immediately following the filing of the Certificate of Elimination, the Company filed a Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware, which restates and integrates but does not further amend the Company’s Certificate of Incorporation, as then amended. The number of authorized shares of preferred stock under the Company’s Certificate of Incorporation is 10,000,000 shares.

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

On April 15, 2024, in a private placement with Syntone pursuant to a securities purchase agreement entered into on January 22, 2024 (the “Syntone Private Placement”), the Company issued 714,286 shares of common stock and accompanying warrants to purchase 1,071,429 shares of common stock for $4,835,371 in net proceeds on substantially the same terms as

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

those in the Private Placement. The warrants have an exercise price of $7.70 per share of common stock and will expire on April 15, 2029.

The Company evaluated the equity classification for the common stock warrants and considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The Company determined that the warrants did not meet the “fixed for fixed” settlement provision set forth in Step 2 of the indexation guidance and as a result they are not indexed to the Company’s own stock and must be classified as liabilities. The warrants were measured at fair value at issuance and recorded as a liability and will be remeasured to fair value at each subsequent reporting date, with changes in fair value recorded in current earnings. The net proceeds from the Private Placement were allocated first to the warrants at fair value, with the residual amount recorded as common stock at par value. The Company will continue to classify such warrants as liabilities until they are exercised, expire, or are no longer required to be classified as liabilities.

As the fair value of the warrants upon issuance was more than the proceeds of the Private Placement and Syntone Private Placement, there are no proceeds allocated to additional paid in capital. The excess fair value of the Private Placement and Syntone Private Placement warrants over the net proceeds was $34,097,568 and $3,392,444, respectively, in the aggregate and was recorded as warrant related expenses in the unaudited interim consolidated statement of operations.

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

No shares of common stock were sold under the Wainwright ATM Offering during the three months ended June 30, 2023. During the nine months ended June 30, 2023, the Company sold 44,769 shares of common stock under the Wainwright ATM Offering and generated $1,089,105 in net proceeds. During the nine months ended June 30, 2023, the Company paid fees to Wainwright and other issuance costs of $38,799.

BTIG, LLC At-the-Market Offering Agreement

On May 16, 2023, the Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) as sales agent (as amended, the “BTIG ATM Agreement” or the “BTIG ATM Offering”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time through BTIG. The Company incurred financing costs of $353,688, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the BTIG ATM Offering. As of June 30, 2024, $331,512 of such deferred costs are included in other assets on the unaudited interim consolidated balance sheets.

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

No shares of common stock were sold under the BTIG ATM Offering during the three and nine months ended June 30, 2024. During the three and nine months ended June 30, 2023, the Company sold 101,863 shares of common stock under the BTIG ATM Offering and generated $3,429,104 in net proceeds. During the three and nine months ended June 30, 2023, the Company paid fees to BTIG and other issuance costs of $106,055.

Common stock warrants

As of June 30, 2024, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
December 22, 2024	(i)	13,850	$240.00
February 24, 2025		8,642	$25.40
April 13, 2025	(i)	7,284	$240.00
May 31, 2025	(i)	3,121	$240.00
June 22, 2025		9,563	$30.38
December 28, 2025		25,787	$21.00
January 28, 2026		12,576	$25.00
February 2, 2026		93,238	$25.00
November 23, 2026		104,999	$31.25
March 18, 2029	(ii)	12,857,133	$7.70
April 15, 2029	(ii)	1,071,429	$7.70
		14,207,622

(i)	The warrants were issued in connection with the convertible senior secured notes originally issued pursuant to the certain Note and Warrant Purchase Agreement dated December 22, 2017 and are classified as liabilities on the accompanying unaudited interim consolidated balance sheets, as the warrants include cash settlement features at the option of the holders under certain circumstances. Refer to Note 4 for fair value measurements disclosures.

(ii)	The warrants were issued in connection with private placements that closed on March 18, 2024 and April 15, 2024 are exercisable only for cash, except in limited circumstances, at any time after the date of issuance. The Company evaluated the warrants under ASC 815, Derivatives and Hedging, guidance and determined that the warrants did not meet Step 2 of the indexation, as a result they are not indexed to the Company’s own stock and must be classified as liabilities. Refer to the disclosure above under the header “—Common stock” for further details.

A holder of warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than a specified percentage of the outstanding common stock (4.99%, 9.99% or 19.99%, as applicable), immediately after giving effect to such exercise, which may be increased or decreased at the holders’ option (not to exceed 19.99%), effective 61 days after written notice to the Company. In addition, the Company may require the holders to cash exercise the warrants under certain circumstances as follows: (i) if the VWAP of the common stock equals or exceeds $20.00 per share (subject to adjustment in the event of stock splits, combinations or similar events, such as the reverse stock split implemented prior to Closing

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

as discussed below) for 30 consecutive days (the “Stock Price Condition”) at any time after the Company publicly announces topline data from its NORSE EIGHT clinical trial evidencing satisfaction of the trial’s primary endpoints (the “NORSE EIGHT Announcement”), upon the consent of a majority of the members of the Company’s board of directors, the Company may require the holders to exercise up to 20% of the aggregate number of warrants issued to such holder on the issue date; and (ii) the Company may require up to the remainder of the warrants be exercised (A) if the Stock Price Condition is satisfied at any time after the Company publicly announces approval from the FDA of its BLA for ONS-5010, upon the consent of a majority of the members of the board of directors or (B) if the Stock Price Condition is satisfied at any time after the NORSE EIGHT Announcement, upon the unanimous consent of the members of the Company’s Board of Directors present at duly called meeting.

10.  Stock-Based Compensation

2011 Equity Incentive Plan

The Company’s 2011 Equity Compensation Plan (the “2011 Plan”) provided for the Company to sell or issue restricted common stock, RSUs, performance-based awards (“PSUs”), cash-based awards or to grant stock options for the purchase of common stock to officers, employees, consultants and directors of the Company. The 2011 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. As of June 30, 2024, there were no PSUs outstanding under the 2011 Plan. Effective with the December 2015 adoption of the 2015 Equity Incentive Plan (the “2015 Plan”), no future awards under the 2011 Plan will be granted.

2015 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Plan. The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2015 Plan is 2,503,677. As of June 30, 2024, there were no shares available for grant under the 2015 Plan.

Stock options and RSUs are granted under the Company’s 2015 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Research and development	$147,359	$280,489	$615,735	$893,413
General and administrative	1,248,950	1,101,316	3,363,692	3,264,190
	$1,396,309	$1,381,805	$3,979,427	$4,157,603

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Stock options

As of June 30, 2024, options to purchase common stock of the Company outstanding under the 2015 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2023	1,197,774	$28.72
Granted	799,729	6.70
Forfeited	(59,212)	26.27
Expired	(9,645)	34.50
Balance at June 30, 2024	1,928,646	$19.63	7.9	$636,830
Exercisable at June 30, 2024	945,096	$27.10	6.7	$193,438
Vested and expected to vest at June 30, 2024	1,928,646	$19.63	7.9	$636,830

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the nine months ended June 30, 2024 and 2023 was $6.01 and $18.80 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended June 30,
	2024	2023
Risk-free interest rate	4.3%	3.7%
Expected term (years)	6.0	5.9
Expected volatility	131.3%	111.7%
Expected dividend yield	—	—

As of June 30, 2024, there was $8,818,798 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 1.5 years.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

A summary of the activity under the performance share option plan as of June 30, 2024 and changes during the nine months then ended are presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2023	35,000	$28.80
Granted	499,336	6.78
Forfeited	(1,969)	6.78		$4,351
Balance at June 30, 2024	532,367	$7.93	9.6	$298,420
Exercisable at June 30, 2024	35,000	$28.80	6.6	$—
Vested and expected to vest at June 30, 2024	532,367	$7.93	9.6	$298,420

The vesting of the performance-based stock options is conditional upon FDA approval of ONS-5010. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the three and nine months ended June 30, 2024 as the performance conditions were not deemed probable of being met. The weighted average grant date fair value of the performance stock options awarded during the nine months ended June 30, 2024, was $6.52 per option. As of June 30, 2024, the Company assessed that the performance conditions related to the performance options granted were not probable of achievement. The assessment was based on the relevant facts and circumstances and therefore no compensation costs were recognized. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended June 30,
	2024	2023
Risk-free interest rate	4.3%	3.8%
Expected term (years)	10.0	10.0
Expected volatility	125.6%	91.3%
Expected dividend yield	—	—

Performance-based stock units

The Company has issued PSUs, which generally have a ten-year term from the date of grant. Upon exercise, the PSU holder receives common stock or cash at the Company’s discretion.

The following table summarizes the activity related to PSUs during the nine months ended June 30, 2024:

Weighted
Average
	Number	Exercise	Remaining
	of	Price	Contractual	Aggregate
	PSUs	Per PSU	Term (Years)	Intrinsic Value
Balance at October 1, 2023	123	$999.40
Forfeitures	—	—
Expired	(123)	999.40
Balance at June 30, 2024	—	$—	—	$—
Exercisable at June 30, 2024	—	$—	—	$—
Vested and expected to vest at June 30, 2024	—	$—	—	$—

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

During the three months ended June 30, 2024 and 2023, MTTR and its four principals under the strategic partnership agreement and the subsequent individual consulting agreements earned an aggregate of $60,000 during each period, and $180,000 and $125,552 during the nine months ended June 30, 2024 and 2023, respectively, which includes monthly consulting fees and expense reimbursement. There were no amounts payable to the former MTTR principals at June 30, 2024 and September 30, 2023.

12. Subsequent Events

Unsecured convertible promissory note conversions

In July 2024, an aggregate of principal and accrued interest totaling $1,750,000 of the December 2022 Note was converted into 249,999 shares of the Company’s common stock. For further details on the December 2022 Note, refer to Note 7.

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

Overview

We are a biopharmaceutical company working to launch the first ophthalmic formulation of bevacizumab approved by the European Commission in the European Union (EU), the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom (UK) and the U.S. Food and Drug Administration (FDA), for use in retinal indications. Our initial goal is to launch directly in the EU,UK and United States as the first and only approved ophthalmic bevacizumab for the treatment of retina conditions, including wet age-related macular degeneration, or wet AMD. Our plans also include seeking approval and launching the product in Japan and other markets. As further described below, in May 2024, the European Commission granted the Marketing Authorization for LYTENAVA (bevacizumab gamma) for the treatment of wet AMD in the EU and in July 2024, the MHRA granted marketing authorization for LYTENAVA (bevacizumab gamma) for the treatment of wet AMD in the UK. The EU Marketing Authorization grants us an initial ten years of market exclusivity in the EU for LYTENAVA™ (bevacizumab gamma). Outside of the United States, we are currently assessing options to commercialize either directly or through a strategic partner. If approved, we expect to receive 12 years of regulatory exclusivity in the United States.

Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. In October 2022 we submitted a Marketing Authorization Application, or MAA, for ONS-5010 with the European Medicines Agency (EMA). The MAA was submitted as a ‘full-mixed marketing authorization application’ based on Article 8.3 of Directive 2001/83/EC. On March 22, 2024, the EMA’s Committee for Medicinal Products for Human Use, or CHMP issued a positive opinion concerning the authorization of ONS-5010/LYTENAVA™ (bevacizumab gamma), an investigational ophthalmic formulation of bevacizumab for the treatment of wet age-related macular degeneration (wet AMD) in the EU. In May 2024, the European Commission granted the Marketing Authorization for LYTENAVATM (bevacizumab gamma) for the treatment of wet AMD in the EU. The decision applied automatically in all 27 EU Member States, and, within 30 days, also to Iceland, Norway and Liechtenstein. Additionally, in April 2024, we submitted a MAA to the MHRA in the UK seeking approval of ONS-5010/LYTENAVA™ (bevacizumab gamma) for the treatment of wet AMD. The submission was completed under the new International Recognition Procedure (IRP), which allows the MHRA to rely on an authorization received for the same product from one of MHRA’s specified Reference Regulators (RRs) when considering an application for marketing authorization in the UK. These RRs include a positive opinion by the EMA’s CHMP concerning an application for grant of marketing authorization for the same product in the EU. In July 2024, the MHRA granted marketing authorization for

LYTENAVATM (bevacizumab gamma) for the treatment of wet AMD in the UK. LYTENAVA™ (bevacizumab gamma) is the first and only authorized ophthalmic formulation of bevacizumab for use in treating wet AMD in the EU and UK.

Separately, in March 2022, we submitted a BLA with the FDA for ONS-5010/LYTENAVA™ (bevacizumab-vikg), an investigational ophthalmic formulation of bevacizumab, which we have developed to be administered as an intravitreal injection for the treatment of wet AMD and other retinal diseases. In May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010 on August 30, 2022, and in October 2022, we received confirmation from the FDA that our BLA had been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. On August 29, 2023, we received a Complete Response Letter, or CRL, in which the FDA concluded it could not approve the BLA during this review cycle due to several chemical, manufacturing and control, or CMC, issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010, as well as additional requested CMC data indicated in the CRL to approve ONS-5010 for use in wet AMD.

We agreed to conduct an additional adequate, and well-controlled clinical trial following discussions with the FDA in support of our BLA for ONS-5010. In December 2023, we submitted a Special Protocol Assessment, or SPA, to the FDA for this study (NORSE EIGHT) seeking confirmation that, if successful, it will address the FDA’s requirement for a second adequate and well-controlled clinical trial to support our planned resubmission of the ONS-5010 BLA. In January 2024, we received confirmation that the FDA has reviewed and agreed upon the NORSE EIGHT trial protocol pursuant to the SPA. If the NORSE EIGHT trial is successful, it would satisfy the FDA’s requirement for a second adequate and well-controlled clinical trial to address fully the clinical deficiency identified in the CRL. In addition, through a Type A meeting and additional interactions, we have identified the approaches needed to resolve the CMC comments in the CRL. We are working to address the open CMC items and have concluded a series of Type C and Type D meetings with the FDA to help to resolve these comments prior to reporting top line results from NORSE EIGHT in the fourth quarter of calendar 2024.

Our BLA and MAA submissions for ONS-5010 in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. The study design for our clinical program to evaluate ONS-5010 as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019. In August 2020, we reported achieving the anticipated safety and efficacy proof-of-concept results from NORSE ONE, a clinical experience study. NORSE TWO was our pivotal Phase 3 clinical trial comparing ONS-5010 (bevacizumab-vikg) to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010 met the primary and key secondary endpoints for efficacy with clinically impactful change observed for treated patients. The NORSE TWO primary endpoint difference in proportion of subjects gaining at least 15 letters in Best Corrected Visual Acuity, or BCVA, score was met and was both highly statistically significant and clinically relevant. In the intent to treat, or ITT, primary dataset, the percentage of patients who gained at least 15 letters who were treated with ONS-5010, was 41.7%, and the percentage of patients who gained at least 15 letters who were treated with ranibizumab was 23.1% (p = 0.0052). The primary endpoint was also statistically significant and clinically relevant in the secondary per protocol, or PP, dataset (p = 0.04) where the percentages were almost identical, at 41.0% with ONS-5010, and 24.7% with ranibizumab. The key secondary endpoint BCVA score change from baseline to month 11 in the primary ITT dataset was also highly statistically significant and clinically relevant (p = 0.0035). A mean change of 11.2 letters in BCVA score was observed with ONS-5010, and with ranibizumab the mean change was 5.8 letters. The results were also statistically significant in the secondary PP dataset (p = 0.01) with a mean change with ONS-5010 of 11.1 letters versus 7.0 letters with ranibizumab. Additionally, the majority of ONS-5010 subjects maintained or gained BCVA during the study (defined as change from baseline in BCVA ≥ 0), with at least 80% of ONS-5010 subjects maintaining BCVA each month. Results were also positive for the remaining NORSE TWO secondary endpoints with 56.5% (p = 0.0016) of ONS-5010 subjects gaining ≥ 10 letters of vision and 68.5% (p = 0.0116) of ONS-5010 subjects gaining ≥ 5 letters of vision. NORSE THREE is an open-label safety study we conducted to ensure the adequate number of safety exposures to ONS-5010 were available for the initial ONS-5010 BLA submission with the FDA. In March 2021, we reported that the results from NORSE THREE showed a positive safety profile for ONS-5010.

As agreed to with the FDA in the SPA, NORSE EIGHT is a randomized, controlled, parallel-group, masked, non-inferiority study of approximately 400 newly diagnosed, wet AMD subjects randomized in a 1:1 ratio to receive 1.25 mg

ONS-5010 or 0.5 mg ranibizumab intravitreal injections. Subjects will receive injections at Day 0 (randomization), Week 4, and Week 8 visits. The primary endpoint will be mean change in BCVA from baseline to week 8. The first subject was enrolled in NORSE EIGHT in January 2024 and 359 subjects have been enrolled as of August 13, 2024. We expect NORSE EIGHT topline results by the end of calendar year 2024 and potential resubmission of the ONS-5010 BLA in the first quarter of calendar 2025.

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

Going Concern

Through June 30, 2024 we have funded substantially all of our operations with $531.0 million in net proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the nine months ended June 30, 2024 was $81.1 million. We also had a net loss of $46.0 million for the nine months ended June 30, 2023. We have not generated any revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010 or any other product candidate we may develop.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of June 30, 2024  are sufficient to fund our operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the our ability to continue as a going concern. However, we believe that the existing cash and cash equivalents as of June 30, 2024, when combined with the expected proceeds from the full exercise of warrants to purchase shares of common stock (subject to meeting the requirements for calling such warrants), would be sufficient to support the Company’s operations through 2025. For further details on the warrants to purchase shares of common stock, refer to Note 9 of the unaudited consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Company’s consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Recent Developments

In July 2024, an aggregate of principal and accrued interest totaling $1.8 million of the unsecured convertible promissory note was converted into 249,999 shares of the Company’s common stock. For further details on the unsecured convertible promissory note, refer to Note 7 to the unaudited consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest income

Interest income is earned from short term investments primarily money market investments.

Interest Expense

Interest expense consists of cash paid and non-cash interest expense related to our senior secured notes, equipment loans, lease liabilities and other finance obligations.

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

Warrant Related Expenses

The warrant related expense relates to the excess of the fair value of the warrants upon issuance over the proceeds of the private placements that closed on March 18, 2024 and April 15, 2024. The excess fair value of the warrants over the net proceeds was recorded in the unaudited interim consolidated statement of operations.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

	Three months ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$11,201,754	$11,101,504	$100,250
General and administrative	8,360,933	7,039,901	1,321,032
Loss from operations	(19,562,687)	(18,141,405)	(1,421,282)

Loss on equity method investment	57,497	7,188	50,309
Interest income	(404,593)	(395,537)	(9,056)
Interest expense	—	303	(303)
Change in fair value of promissory notes	(7,563,000)	2,910,000	(10,473,000)
Warrant related expenses	3,392,444	—	3,392,444
Change in fair value of warrant liability	(59,454,222)	11,749	(59,465,971)
Net income (loss)	$44,409,187	$(20,675,108)	$65,084,295

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
ONS-5010 development	$10,074,668	$9,713,086
Compensation and related benefits	613,382	899,330
Stock-based compensation	147,359	280,489
Other research and development	366,345	208,599
Total research and development expenses	$11,201,754	$11,101,504

Research and development expenses for the three months ended June 30, 2024 increased by $0.1 million compared to the three months ended June 30, 2023. The increase was due to an increase in ONS-5010 development expenses and other research development expenses amounting to $0.5 million, which was primarily related to conducting the NORSE EIGHT clinical trial, partially offset by a combined decrease of $0.4 million in compensation and related benefits, and stock-based compensation.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Professional fees	$2,710,432	$3,253,927
Compensation and related benefits	1,432,343	1,954,995
Stock-based compensation	1,248,950	1,101,316
Europe prelaunch expenses	1,528,955	—
Facilities, fees and other related costs	1,440,253	729,663
Total general and administrative expenses	$8,360,933	$7,039,901

General and administrative expenses for the three months ended June 30, 2024 increased by $1.3 million when compared to the three months ended June 30, 2023. The increase was primarily driven by Europe prelaunch expenses of $1.5 million incurred during the period.

Interest income

Interest income for the three months ended June 30, 2024 and 2023 was earned from short term investments primarily money market investments.

Change in fair value of promissory notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory notes. We record the promissory notes at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations.

Warrant related expenses

During the quarter ended on June 30, 2024, we recognized charges associated with warrants issued during the quarter, which were categorized as liabilities. These expenses amounted to the difference between the fair value of the warrants and the net proceeds received from a private placement that closed on April 15, 2024. For further details on warrants to purchase shares of common stock, refer to Note 9 of the unaudited consolidated interim financial statements included herein.

Change in fair value of warrant liability

We issued warrants to purchase our common stock in conjunction with convertible senior secured notes issued pursuant to a certain Note and Warrant Purchase Agreement dated December 22, 2017. Additionally, we issued warrants in connection with private placements that closed on March 18, 2024 and April 15, 2024. These warrants are categorized as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date, and we recognize any change in fair value in our statements of operations. The gain recorded during the quarter ended June 30, 2024 was primarily due to the reduction in the price per share of common stock from March 31, 2024 to June 30, 2024.

Comparison of Nine Months Ended June 30, 2024 and 2023

	Nine months ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$29,240,046	$21,508,876	$7,731,170
General and administrative	19,585,738	19,158,487	427,251
Loss from operations	(48,825,784)	(40,667,363)	(8,158,421)

Loss (income) on equity method investment	85,544	2,648	82,896
Interest income	(666,199)	(665,459)	(740)
Interest expense	3,156,964	2,531,022	625,942
Loss on extinguishment of debt	—	577,659	(577,659)
Change in fair value of promissory notes	1,949,153	2,913,000	(963,847)
Warrant related expenses	37,490,012	—	37,490,012
Change in fair value of warrant liability	(9,786,063)	(37,126)	(9,748,937)
Loss before income taxes	(81,055,195)	(45,989,107)	(35,066,088)
Income tax expense	2,800	2,800	—
Net loss	$(81,057,995)	$(45,991,907)	$(35,066,088)

Research and development expenses

The following table summarizes our research and development expenses by functional area for the nine months ended June 30, 2024 and 2023:

	Nine months ended June 30,
	2024	2023
ONS-5010 development	$25,859,092	$24,398,845
Compensation and related benefits	1,942,010	1,777,757
Stock-based compensation	615,735	893,413
Other research and development	823,209	(5,561,139)
Total research and development expenses	$29,240,046	$21,508,876

Research and development expenses for the nine months ended June 30, 2024 increased by $7.7 million compared to the nine months ended June 30, 2023. The increase was primarily due to cash refunds of waived FDA BLA submission fees of $6.2 million received during the period combined with the BLA submission fees and an increase of $1.6 million in ONS-5010 development costs and other research and development costs related to clinical trial costs for NORSE EIGHT. These increases were partially offset by a combined net decrease of $0.1 million in stock-based compensation, and compensation and related benefits expenses.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the nine months ended June 30, 2024 and 2023:

	Nine months ended June 30,
	2024	2023
Professional fees	$6,164,989	$9,675,516
Compensation and related benefits	4,833,221	3,861,398
Stock-based compensation	3,363,692	3,264,190
Europe prelaunch expenses	2,006,402	—
Facilities, fees and other related costs	3,217,434	2,357,383
Total general and administrative expenses	$19,585,738	$19,158,487

General and administrative expenses for the nine months ended June 30, 2024 increased by $0.4 million compared to the nine months ended June 30, 2023. We incurred prelaunch expenses in Europe amounting to $2.0 million and $1.1 million of increased stock-based compensation and compensation and benefits, primarily due to increased headcount during the nine months ended June 30, 2024. These increases were mostly offset by a decrease in professional fees of $3.5 million, primarily resulting from the discontinuation of U.S. commercial launch activities immediately following the receipt of the CRL in August 2023.

Interest income

Interest income for the six months ended June 30, 2024 and 2023 was earned from short term investments primarily money market investments.

Interest expense

Interest expense for the nine months ended June 30, 2024 increased by $0.6 million compared to June 30, 2023. The increase was primarily due to convertible promissory note maturity extension fees of $3.1 million incurred during the period compared to $2.5 million incurred in comparative period relating to the recognition of the original issue discount on the December 2022 Note during the nine months ended June 30, 2023 after we elected the fair value option to account for the December 2022 Note.

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

Warrant related expenses

During the nine months ended June 30, 2024, we recognized charges associated with warrants issued during the period, which were categorized as liabilities. These expenses amounted to the difference between the fair value of the warrants and the net proceeds received from private placements that closed on March 18, 2024 and April 15, 2024. For further details on warrants to purchase shares of common stock, refer to Note 9 of the unaudited consolidated interim financial statements included herein.

Change in fair value of warrant liability

We issued warrants to purchase our common stock in conjunction with convertible senior secured notes issued pursuant to a certain Note and Warrant Purchase Agreement dated December 22, 2017. Additionally, we issued warrants in connection with private placements that closed on March 18, 2024 and April 15, 2024. These warrants are categorized as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date, and we recognize any change in fair value in our statements of operations. The gain recorded during the period was primarily due to the reduction in the price per share of common stock from March 31, 2024 to June 30, 2024.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through June 30, 2024, we have funded substantially all of our operations with $531.0 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

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

No shares of common stock were sold under the Wainwright ATM Offering during the three months ended June 30, 2023. During the nine months ended June 30, 2023, the Company sold 44,769 shares of common stock under the Wainwright ATM Offering and generated $1.1 million in net proceeds, and the issuance costs were immaterial.

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

No shares of common stock were sold under the BTIG ATM Offering during the nine months ended June 30, 2024.

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

During the nine months ended June 30, 2024, an aggregate of principal and accrued interest totaling $7.8 million of the December 2022 Note was converted into 1,107,095 shares of our common stock. In July 2024, an aggregate of principal and accrued interest totaling $1.8 million of the December 2022 Note was converted into 249,999 shares of our common stock.

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

On April 15, 2024, in a private placement with Syntone Ventures, LLC pursuant to a securities purchase agreement entered into on January 22, 2024, we issued 714,286 shares of common stock and accompanying warrants to purchase 1,071,429 shares of common stock for $4.8 million in gross proceeds on substantially the same terms as those in the private placement closed in March 2024. The warrants have an exercise price of $7.70 per share of common stock and will expire on April 15, 2029.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of June 30, 2024, are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. However, management does believe that the existing cash and cash equivalents as of June 30, 2024, when combined with the expected proceeds from the full exercise of warrants to purchase shares of common stock (subject to meeting the requirements for calling such warrants), would be sufficient to support our operations through 2025. For further details on the warrants to purchase shares of common stock, refer to Note 9 of the unaudited consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Funding Requirements

We plan to focus in the near term on supporting the review of our BLA submission for ONS-5010 with the FDA and to prepare for the potential launch of LYTENAVATM, if approved, to support the generation of commercial revenues. We anticipate we will incur net losses and negative cash flow from operations for the foreseeable future. We may not be able to successfully commercialize ONS-5010 if, among other things, the FDA does not approve our BLA when we expect, or at all, or if we are not able to secure sufficient funding of our expected post-launch commercial costs.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, manufacturing and facility costs, external research and development services, legal and other regulatory expenses and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support the development of our lead product candidate and any other product candidates we may choose to pursue.

We do not believe that the existing cash and cash equivalents as of June 30, 2024 are sufficient to fund our operations through one year from the date of this Quarterly Report on Form 10-Q. However, management does believe that the existing cash and cash equivalents as of June 30, 2024, when combined with the expected proceeds from the full exercise of warrants to purchase shares of common stock (subject to meeting the requirements for calling such warrants), would be sufficient to support our operations through 2025. For further details on the warrants to purchase shares of common stock, refer to Note 9 of the unaudited consolidated interim financial statements included herein. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We plan to finance our future operations with a combination of the exercise of outstanding warrants to purchase shares of our common stock (subject to meeting requirements for calling such warrants), proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, sale of the development and commercial rights to our drug product candidates in regions outside of the U.S., the issuance of additional debt, the issuance of equity securities, including accessing capital through at-the-market offering agreements, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Further, due to current market volatility, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. There are no assurances that we will be successful in obtaining an adequate level of financing for the commercialization of ONS-5010 or the development of any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010 in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine months ended June 30,
	2024	2023
Net cash used in operating activities	$(51,811,963)	$(30,232,084)
Net cash provided by financing activities	60,444,368	46,544,347
Net increase in cash and cash equivalents	$8,632,405	$16,312,263

Operating Activities

During the nine months ended June 30, 2024, we used $51.8 million of cash in operating activities resulting primarily from our net loss of $81.1 million. This use of cash was partially offset by $36.5 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of promissory notes, warrant related expense, change in fair value of warrant liability, loss on equity method investment and depreciation and amortization expense. The net cash outflow of $7.2 million from changes in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $1.2 million, and an increase in prepaid expenses of $6.0 million for timing of payments associated with ONS-5010 development costs relating to clinical trial and drug development costs.

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

Financing Activities

During the nine months ended June 30, 2024, net cash provided by financing activities was $60.4 million, primarily attributable to $60.4 million in net proceeds from private placements in March 2024 and April 2024 of an aggregate  9,285,715 common stock shares and warrants to purchase an aggregate of 13,928,560 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended June 30, 2024.

Part II. Other Information

Item 1. Legal Proceedings

On November 3, 2023, a securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Exchange Act in connection with allegedly false and misleading statements made by us related to our BLA during the period from August 3, 2021through August 29, 2023. The complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010 as a treatment for wet AMD and that we and/or our manufacturing partner had deficient CMC controls for ONS-5010, which remained unresolved at the time our BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve our BLA, and that our stock price dropped when such information was disclosed. The plaintiffs in the class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. The parties are in the process of briefing a motion to dismiss the complaint.

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

Item 1A. Risk Factors

As of June 30, 2024, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended September 30, 2023 filed with the SEC on December 22, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

August 2024 Special Meeting

On June 13, 2024, the Company’s board of directors approved, subject to stockholder approval, the amendment and restatement of the Outlook Therapeutics, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, to, among other things, update the name of the 2015 Plan to the Outlook Therapeutics, Inc. 2024 Equity Incentive Plan, or the 2024 Plan, and increase the number of shares of the Company’s common stock reserved for issuance under the 2024 Plan by 4,800,000 shares. As further described below, on August 12, 2024, our stockholders approved the 2024 Plan at a special meeting of stockholders, or the Special Meeting.

The terms of the 2024 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and other stock awards.

A more detailed summary of the material features of the 2024 Plan is set forth in the Company’s definitive proxy statement on Schedule 14A for the Special Meeting, or the Proxy Statement, which was filed with the SEC on June 26, 2024. That summary and the foregoing description are qualified in their entirety by reference to the full text of the 2024 Plan, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

At the Special Meeting, the Company’s stockholders voted on one proposal, which is described in more detail in the Proxy Statement. Of the 23,405,637 shares of the Company’s common stock outstanding as of the record date for the Special Meeting, 12,975,327 shares, or approximately 55.4%, were present or represented by proxy at the Special Meeting.

The following is a brief description of the matter voted upon and the certified results, including the number of votes cast for and against such matter, as well as the number of abstentions and broker non-votes with respect to such matter.

Proposal 1. Stockholders approved the 2024 Plan. The voting results were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,386,251	540,473	48,603	—

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the SEC on March 26, 2021).

10.1#	2024 Equity Incentive Plan.

10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File.
#	Indicates management contract or compensatory plan.
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

OUTLOOK THERAPEUTICS, INC.

Date: August 14, 2024	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer (Principal Financial and Accounting Officer)