Form 10-K/A
period 2024-09-30
Outlook Therapeutics, Inc.
filed 2025-01-23
CIK 1649989

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

As of January 21, 2025, the registrant had outstanding 31,980,072 shares of common stock, par value $0.01 per share.

Auditor Firm ID: 185    Auditor Name: KPMG LLP    Auditor Location: Philadelphia, Pennsylvania

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or this Form 10-K/A, to the Annual Report on Form 10-K of Outlook Therapeutics, Inc., or Outlook Therapeutics, Outlook, the Company, we, us, our and similar references, for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission, or the SEC, on December 27, 2024, or the Original Form 10-K, is being filed solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our current executive officers and directors as of January 15, 2025. There are no family relationships among any of our directors or executive officers.

NAME	AGE	POSITION HELD WITH THE COMPANY
Executive Officers
Lawrence A. Kenyon	59	Interim Chief Executive Officer, Chief Financial Officer, Executive Vice President, Treasurer, Secretary, Director
Jeff Evanson	56	Chief Commercial Officer
Non-Employee Directors
Ralph H. “Randy” Thurman	75	Executive Chairman of the Board, Director
Gerd Auffarth	60	Director
Julian Gangolli	67	Director
Yezan Haddadin	49	Director
Julia A. Haller	70	Director
Kurt J. Hilzinger	64	Director
Andong Huang	27	Director
Faisal G. Sukhtian	40	Director

Executive Officers

Lawrence A. Kenyon. Mr. Kenyon has served as our Interim Chief Executive Officer since December 2024, a member of our Board since August 2018, as Chief Executive Officer and President from August 2018 to July 2021, as Interim Chief Executive Officer from June 2018 to August 2018, and as our Chief Financial Officer, Treasurer and Corporate Secretary since September 2015. Prior to that, from February 2014 to September 2015, Mr. Kenyon served as the Chief Financial Officer of Arno Therapeutics, Inc., a biopharmaceutical company focused on the development of therapeutics for cancer and other life-threatening diseases, and also as Chief Operating Officer from July 2014 to September 2015. From December 2011 to March 2013, Mr. Kenyon served as the Interim President & Chief Executive Officer, Chief Financial Officer and Secretary of Tamir Biotechnology, Inc., a publicly held biopharmaceutical company engaged in the development of oncology and anti-infective therapeutics. Prior to that, from December 2008 to July 2010, Mr. Kenyon was the Executive Vice President, Finance and, commencing in March 2009, the Chief Financial Officer of, Par Pharmaceutical Companies, Inc., a publicly held generic and branded specialty pharmaceutical company. Prior to March 2009, Mr. Kenyon was the Chief Financial Officer and Secretary of Alfacell Corporation, from January 2007 through February 2009 and also served at various times during this period as Alfacell’s Executive Vice President, Chief Operating Officer and President, and was a member of Alfacell’s board of directors from November 2007 to April 2009. Prior to joining Alfacell, Mr. Kenyon served as the Executive Vice President, Chief Financial Officer and Corporate Secretary at NeoPharm, Inc., a publicly traded biopharmaceutical company, from 2000 to 2006. Mr. Kenyon received a B.A. in Accounting from the University of Wisconsin — Whitewater and is a Certified Public Accountant in Illinois.

The Board believes Mr. Kenyon’s experience with the Company, combined with his experience in the biopharmaceutical industry, qualifies him to serve on the Board.

Jeff Evanson.  Mr. Evanson has served as our Chief Commercial Officer since November 2018. Mr. Evanson has led Scott Three Consulting, LLC as Founder and President since April  2018, and from September 2014 through April 2018, served as a Managing Director in the Life Science Practice of Navigant. Prior to joining Navigant, Mr. Evanson was the Vice President and Global Commercial Head of the Pharmaceutical Franchise at Alcon, a Novartis Company from April 2010 to September 2014. Mr. Evanson serves on the board of directors of Children’s HeartLink and was formerly a two-term board member of Gillette Children’s Hospital in St. Paul, Minnesota, from 2008 to 2014. Mr. Evanson received his M.B.A. from the University of Minnesota, and a B.A. in Chemistry from the University of St. Thomas in St. Paul Minnesota.

Non-Employee Directors

Ralph H. “Randy” Thurman. Mr. Thurman has served as the Executive Chairman of the Board since June 2018 and has served as a member of the Board since April 2018. He also currently serves as a director of uMethod Inc, and as an Advisory Board Director for the Villanova Law School Scarpa Center for Law and Entrepreneurialism and is engaged as an independent advisor/operating executive in the private equity industry. Mr. Thurman was previously a member of the board of directors of Allscripts, Inc. and the Executive Chairman of Presbia PLC (an Orchard Capital Corporation company), a publicly-traded medical device company. From 2008 to 2011, Mr. Thurman served as Executive Chairman of CardioNet Inc. (now known as BioTelemetry, Inc.), and as its interim Chief Executive Officer from 2008 until 2010. From 2001 until 2007, Mr. Thurman was Founder, Chairman and Chief Executive Officer of VIASYS Healthcare Inc., a diversified healthcare technology company, which was acquired by Cardinal Healthcare Inc. in 2007. Mr. Thurman served as a consultant to Cardinal Healthcare Inc. from the date of acquisition until 2008. From 1997 until 2001, Mr. Thurman served as Chairman and Chief Executive Officer of Strategic Reserves LLC, which provided advisory services to biopharmaceutical, genomic and medical device companies. From 1993 until 1997, Mr. Thurman was Chairman and Chief Executive Officer of Corning Life Sciences, Inc., and from 1984 until 1993, Mr. Thurman held various positions at Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceutical company, ultimately as its President. Mr. Thurman served as a fighter pilot in the United States Air Force, is a member of the Distinguished Flying Cross Society of America and graduated from the USAF Air Command and Staff College. Mr. Thurman holds a B.S. in Economics from Virginia Polytechnic Institute and an M.A. in Management from Webster University.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees and by us. A copy of the Insider Trading Policy is filed as an exhibit to this Form 10-K/A.

Audit Committee Members and Financial Expert

The Audit Committee of the Board, or the Audit Committee, was established by the Board to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee is currently composed of three directors: Mr. Gangolli, Mr. Thurman and Mr. Hilzinger, with Mr. Hilzinger serving as Chair. The Audit Committee met four times during the fiscal year. The Board has adopted a written Audit Committee charter that is available to stockholders on our website at https://ir.outlooktherapeutics.com/corporate-governance/governance-

highlights. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Form 10-K/A.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

For the year ended September 30, 2024, our named executive officers are:

●	Lawrence A. Kenyon, our Chief Financial Officer and Interim Chief Executive Officer;
●	Jeff Evanson, our Chief Commercial Officer; and
●	C. Russell Trenary III, our former President and Chief Executive Officer.

As previously disclosed, on December 3, 2024, Mr. Trenary stepped down as President and Chief Executive Officer of the Company and as a member of the Board, and Mr. Kenyon was appointed to serve as Interim Chief Executive Officer. Mr. Kenyon also continues to serve as Chief Financial Officer of the Company.

Summary Compensation Table

The following table sets forth the information as to compensation awarded to, paid to or earned by our named executive officers. We did not pay any non-equity incentive plan compensation or have any non-qualified deferred compensation earnings and have omitted those columns from the table. On March 14, 2024, we effected a reverse stock split, or the Reverse Split. All equity-related information presented in the footnotes below gives retroactive effect to the Reverse Split.

					All Other
		Salary	Bonus	Option Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)
Lawrence A. Kenyon(3)	2024	475,000	—	158,427	1,170	634,597
Chief Financial Officer and Interim Chief Executive Officer
Jeff Evanson	2024	450,000	—	316,859	1,170	768,029
Chief Commercial Officer	2023	450,000	—	267,025	1,170	718,195
C. Russell Trenary III(4)	2024	600,000	—	5,766,842	11,111	6,377,953
Former President and Chief Executive Officer	2023	600,000	—	1,147,963	10,899	1,758,862

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted computed in accordance with ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the named executive officer upon the exercise of the stock options. For a discussion of the assumptions used in determining the fair value of stock option awards in the above table and other additional information on the stock options granted, refer to Note 11 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on December 27, 2024.
(2)	Amounts in this column consist of the payment of term life insurance premiums, along with 401(k) matching contributions, where applicable. These benefits are provided to the named executive officers on the same terms as provided to all of our regular full-time employees.

(3)	Mr. Kenyon was not a named executive officer in 2023 and thus, only 2024 compensation information is shown for him in this table. Mr. Kenyon commenced service as Interim Chief Executive Officer on December 3, 2024 and has continued to serve as Chief Financial Officer thereafter.
(4)	Mr. Trenary ceased serving as President and Chief Executive Officer on December 3, 2024.

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

Agreements with our Named Executive Officers

Below are written descriptions of our compensation arrangements with our named executive officers. All equity-related information presented in this narrative gives retroactive effect to the Reverse Split.

Mr. Kenyon.   On June 2, 2022, we entered into an amended and restated executive employment agreement with Mr. Kenyon providing for, among other things, Mr. Kenyon’s employment as Executive Vice President and Chief Financial Officer of the Company for a term of 12 months. Mr. Kenyon receives a base salary of $475,000, as well as an annual cash bonus with a target amount equal to 50% of his base salary, which is payable if the Company meets or exceeds certain financial and other business milestone objectives as determined and approved by the board of directors and the Chief Executive Officer of the Company. Under his employment agreement, Mr. Kenyon is entitled to certain severance and change in control benefits, the terms of which are described below under “— Potential Payments upon Termination or Change of Control.”

Mr. Evanson. On December 21, 2021, we entered into an employment agreement with Mr. Evanson. Pursuant to his employment agreement, Mr. Evanson receives a base salary of $450,000 and a discretionary annual cash bonus with a target amount equal to 50% of his base salary. In connection with his entry into the employment agreement, Mr. Evanson received an option to purchase 40,000 shares of common stock, one quarter of which vested on the first anniversary of the date of grant and the remainder of which vests in monthly installments over the succeeding three years, subject to his continued service through each vesting date. Under his employment agreement, Mr. Evanson is entitled to certain severance and change in control benefits, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”

Mr. Trenary. In July 2021, in connection with his appointment as President and Chief Executive Officer of the Company, we entered into an employment agreement with Mr. Trenary providing for, among other things, an initial base salary of $600,000 and a discretionary annual cash bonus with a target amount equal to 70% of his base salary. Mr. Trenary received an initial option to purchase 200,000 shares of common stock, one quarter of which vested on the first anniversary of the date of grant and the remainder of which was subject to vesting in monthly installments over the next three years, subject to Mr. Trenary’s continued service through each vesting date. In fiscal year 2024, Mr. Trenary was entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”

Potential Payments Upon Termination or Change of Control

Regardless of the manner in which the service of one of our named executive officers terminates, each is generally entitled to receive amounts earned during his term of service, including salary and unused vacation pay. The terms of each named executive officer’s potential payments upon termination or change of control are summarized below. In addition, in June 2022, our Compensation Committee approved an extension of the post-termination exercise period applicable to each outstanding stock option held by our executive officers (and our non-employee directors), such that upon a termination of employment for any reason, other than for cause or due to death or disability, each option held by an executive officer will remain exercisable through the end of the term of such option, typically 10 years from the date of grant (referred to in this disclosure as the “PTEP Extension Policy”).

Mr. Kenyon. Pursuant to Mr. Kenyon’s current executive employment agreement, if he is terminated without cause or if he resigns for good reason, subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the Company’s proprietary information, inventions, non-competition and non-solicitation agreement, or PIIA, he is entitled to continued payment of his base salary for 12 months following the termination, 100% of his target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 12 months, full vesting of 50% of his then unvested time-vesting equity awards, and reimbursement of expenses owed to him through the date of his termination.

If Mr. Kenyon’s employment is terminated by us or any successor entity (provided such successor entity either assumes Mr. Kenyon’s equity awards or substitutes similar equity awards) without cause or if he resigns for good reason within two months prior to or within 12 months following a change in control (as defined in the Company’s 2024 Equity Incentive Plan (formerly known as the 2015 Equity Incentive Plan), or the 2024 Plan), subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he is entitled to continued payment of his base salary for 18 months, 150% of his annual target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 18 months, and reimbursement of expenses owed to him through the date of his termination. Additionally, (i) if the termination occurs within six months prior to a change in control, 100% of Mr. Kenyon’s then-unvested time-vesting equity awards shall become fully vested as of the date of his termination, and (ii) if the termination occurs within 12 months following a change in control and the outstanding time-vesting equity awards are assumed or substituted with similar equity awards by the acquiring company, 100% of Mr. Kenyon’s then-unvested time-vesting equity awards shall become fully vested as of the date of termination.

For purposes of Mr. Kenyon’s employment agreement:

●	“Cause” for termination means that the Company has determined in its sole discretion that Mr. Kenyon has engaged in any of the following: (i) a material breach of any covenant or condition under his employment agreement or any other agreement between Mr. Kenyon and the Company; (ii) any act constituting dishonesty, fraud, immoral or disreputable conduct; (iii) any conduct which constitutes a felony under applicable law; (iv) material violation of any Company policy or any act of misconduct; (v) refusal to follow or implement a clear and reasonable directive of the Company; (vi) negligence or incompetence in the performance of his duties or failure to perform such duties in a manner satisfactory to the Company after the expiration of 10 days without cure after written notice of such failure; or (vii) breach of fiduciary duty.
●	“Good reason” means the occurrence of any of the following events without Mr. Kenyon’s consent: (i) a material reduction in his base salary of at least 25%; (ii) a material breach of the employment agreement by us; (iii) a material reduction in Mr. Kenyon’s duties, authority and responsibilities relative to his duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of Mr. Kenyon’s principal place of employment in a manner that lengthens his one-way commute distance by 50 or more miles from his then-current principal place of employment immediately prior to such relocation; provided, however, that none of the events described in this sentence will constitute good reason unless and until (x) Mr. Kenyon first notifies us in writing describing in reasonable detail the condition(s) that constitutes good reason within 30 days of its occurrence, (y) we fail to cure the condition(s) within 30 days after our receipt of written notice, and (z) Mr. Kenyon voluntarily terminates his employment within 30 days after the end of 30-day cure period.

Mr. Evanson. Pursuant to Mr. Evanson’s current executive employment agreement, if he is terminated without cause or if he resigns for good reason, subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the Company’s PIIA, he is entitled to continued payment of his base salary for 12 months following the termination, 100% of his target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 12 months, full vesting of 50% of his then-unvested time-vesting equity awards, and reimbursement of expenses owed to him through the date of his termination.

If Mr. Evanson’s employment is terminated by us or any successor entity without cause or if Mr. Evanson terminates his employment for good reason within two months prior to or within 12 months following a change in control, subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he would be entitled to receive an amount equal to 12 months of his base salary plus a bonus equal to 150% of his full target amount and employee benefit coverage for up to 12 months. Additionally, (i) if the termination occurs within six months prior to a change in control, 100% of Mr. Evanson’s then-unvested time-vesting equity awards shall become fully vested as of the date of his termination, and (ii) if the termination occurs within 12 months following a change in control and the outstanding time-vesting equity awards are assumed or substituted with similar equity awards by the acquiring company, 100% of Mr. Evanson’s then-unvested time-vesting equity awards would have become fully vested as of the date of termination.

For purposes of Mr. Evanson’s employment agreement:

●	“Cause” is generally as defined above with respect to Mr. Kenyon’s employment agreement.
●	“Good reason” generally means the occurrence of any of the following events without Mr. Evanson’s consent: (i) a material reduction in Mr. Evanson’s base salary of at least 25%; (ii) a material breach of the employment agreement by the Company; (iii) a material reduction in Mr. Evanson’s duties, authority and responsibilities relative to Mr. Evanson’s duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of Mr. Evanson’s principal place of employment in a manner that lengthens his one-way commute distance by 50 or more miles from his then-current principal place of employment immediately prior to such relocation, not to include Mr. Evanson’s initial relocation to a new headquarters to be established at the direction of the board of directors; provided, however, that none of the events described in this sentence will constitute good reason unless and until (x) Mr. Evanson first notifies us in writing describing in reasonable detail the condition(s) that constitutes good reason within 30 days of its occurrence, (y) we fail to cure the condition(s) within 30 days after our receipt of written notice, and (z) Mr. Evanson voluntarily terminates his employment within 30 days after the end of 30-day cure period.

Mr. Trenary.  Pursuant to Mr. Trenary’s executive employment agreement that was in effect in fiscal year 2024, if he had been terminated without cause or if he resigned for good reason, subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he would have been entitled to continued payment of his base salary for 12 months following the termination, 100% of his target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 12 months, full vesting of 50% of his then-unvested time-vesting equity awards, and reimbursement of expenses owed to him through the date of his termination.

If Mr. Trenary’s employment had been terminated by us or any successor entity without cause or if he resigned for good reason within two months prior to or within 12 months following a change in control (as defined in the 2024 Plan), subject to his execution of a separation agreement with an effective release of claims in favor of us and continued compliance with certain restrictive covenants set forth in such employment agreement and the PIIA, he would have been entitled to continued payment of his base salary for 18 months, 150% of his annual target bonus for the calendar year of termination paid in a lump sum, employee benefit coverage for up to 18 months, and reimbursement of expenses owed to him through the date of his termination. Additionally, (i) if the termination had occurred within two months prior to a change in control, 100% of Mr. Trenary’s then-unvested time-vesting equity awards would have become fully vested as of the date of his termination, and (ii) if the termination had occurred within 12 months following a change in control and the outstanding time-vesting equity awards had been assumed or substituted with similar equity awards by the acquiring company, 100% of Mr. Trenary’s then-unvested time-vesting equity awards would have become fully vested as of the date of termination.

For purposes of Mr. Trenary’s employment agreement:

●	“Cause” is generally as defined above with respect to Mr. Kenyon’s employment agreement.
●	“Good reason” is generally as defined above with respect to Mr. Kenyon’s employment agreement.

As noted above, on December 3, 2024, Mr. Trenary stepped down as President and Chief Executive Officer of the Company and as a member of the Board. Mr. Trenary’s departure constituted a termination without cause for purposes of his employment agreement. In consideration of his execution of a separation agreement and release of claims, Mr. Trenary received the severance benefits described above for a termination without cause not in connection with a change in control. In addition, the outstanding options held by Mr. Trenary at his departure remain exercisable through the end of the term of such options (typically 10 years from the date of grant) pursuant to the PTEP Extension Policy described above.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of September 30, 2024. Pursuant to the Reverse Split, every twenty shares of our issued and outstanding common stock were automatically combined into one issued share of common stock, with corresponding adjustments to all issued and outstanding options. All equity-related information presented in the table below gives retroactive effect to Reverse Split.

	Option awards (1)
		Number of	Number of		Equity incentive
		securities	securities		plan awards:
		underlying	underlying		Number of		Option
		unexercised	unexercised		securities underlying		exercise	Option
	Grant	options (#)	options (#)		unexercised		price	expiration
Name	date	exercisable	unexercisable		unearned options (#)		($)	date
Lawrence A. Kenyon	8/1/2018	3,125	—	(2)	—		137.60	8/1/2028
	2/19/2019	5,000	—	(2)	—		211.20	2/19/2029
	9/12/2019	22,500	—	(2)	—		35.00	9/12/2029
	3/19/2020	10,821	—	(2)	—		10.80	3/19/2030
	7/17/2020	22,500	—	(2)	—		31.60	7/17/2030
	10/1/2020	137,586	45,863	(2)	—		14.20	10/1/2030
	3/20/2024	—	12,500	(3)	—		6.78	3/20/2034
	3/20/2024	—	—		12,500	(4)	6.78	3/20/2034
Jeff Evanson	12/21/2021	27,500	12,500		—		28.80	12/21/2031
	12/21/2021	5,000	—	(3)	—		28.80	12/21/2031
	4/17/2023	3,402	6,205	(3)	—		21.60	4/17/2033
	3/20/2024	—	25,000	(3)	—		6.78	3/20/2034
	3/20/2024	—	—		25,000	(4)	6.78	3/20/2034
C. Russell Trenary III	7/6/2021	158,331	41,669	(3)	—		48.40	7/6/2031
	12/21/2021	25,000	—		—		28.80	12/21/2031
	4/17/2023	4,553	8,304	(3)	—		21.60	4/17/2033
	3/20/2024	—	455,000	(3)	—		6.78	3/20/2034
	3/20/2024	—	—		455,000	(4)	6.78	3/20/2034

(1)	The outstanding equity awards as of September 30, 2024 are stock options that were granted under and subject to the terms of the 2024 Plan. Except as otherwise indicated, each stock option is subject to vesting, subject to the executive’s continuous service with us through the vesting dates (or satisfaction of the vesting conditions) and the potential vesting acceleration of the time-based vesting conditions upon a change in control and certain terminations of employment.
(2)	The shares underlying each option vested or will vest annually in four equal installments starting from the applicable grant date, subject to continuous service with the Company on each such date. The option is also subject to acceleration under certain circumstances.
(3)	Twenty-five percent of the shares subject to the option vested or will vest on the first anniversary of the grant date, with the remaining shares vesting in equal monthly installments over the following three years thereafter, subject to continuous service with the Company on each such date. The option is also subject to acceleration under certain circumstances.
(4)	Shares subject to the option will vest 25% upon the Company’s achievement of a specified milestone and the remainder in equal monthly installments over the three years following achievement of the milestone, subject to the individual’s continued employment with the Company at each applicable vesting date.

March 2024 Option Awards

On March 20, 2024, the Board awarded options to purchase common stock pursuant to the 2024 Plan to each of: Mr. Kenyon (12,500 options), Mr. Evanson (50,000 options) and Mr. Trenary (910,000 options). Half of each individual’s award comprised time-based options, which vest as follows: 25% of the shares subject to the option vest on March 20, 2025, with the remaining shares vesting in equal monthly installments over the following three years thereafter, subject to the individual’s continued employment with the Company at each vesting date. The remaining half of each individual’s award comprised performance-based options, which will vest 25% upon the Company’s achievement of a specified milestone and the remainder in equal monthly installments over the three years following achievement of the milestone, subject to the individual’s continued employment with the Company at each applicable vesting date.

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

Policies and Practices Related to the Grant of Certain Equity Awards

From time to time, the Company awards stock options to its employees, including the named executive officers. Historically, the Company has awarded new-hire option grants on or soon after a new hire’s employment start date and periodic annual refresh employee option grants, which refresh grants are typically approved at a meeting of the Compensation Committee. Non-employee directors receive automatic initial and annual stock option grants, at the time of a director’s appointment or election to the board and at the time of each annual meeting of our stockholders, respectively, and, at their election, may receive automatic option grants in lieu of annual cash compensation. For additional information on our non-employee director compensation policy see below under the heading, “Director Compensation—Non-Employee Director Compensation Policy.” Starting in fiscal year 2025, annual director option grants are made automatically on the first day of the fiscal year. The Company does not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about the Company when determining the timing and terms of stock option awards and generally does not time the grant of stock options in relation to the Company’s public disclosure of MNPI. The Company has not timed the release of MNPI for the purpose of affecting the value of executive compensation.

Director Compensation

The following table sets forth information concerning the compensation earned for service on the Board during the year ended September 30, 2024. Mr. Kenyon’s and Mr. Trenary’s respective compensation as named executive officers is set forth under “— Summary Compensation Table.” Mr. Kenyon and Mr. Trenary did not receive any additional compensation for service as a director. None of our directors earned any compensation other than cash fees or stock option awards under the 2024 Plan during the fiscal year ended September 30, 2024. Accordingly, we have omitted all other columns from the table below. All equity-related information presented in the footnotes below gives retroactive effect to the Reverse Split.

	Fees Earned or	Option
	Paid in Cash(1)	Awards (2)(3)	Total
Name	($)	($)	($)
Randy Thurman	207,500	35,000	242,500
Gerd Auffarth	44,000	35,000	79,000
Julian Gangolli	77,500	35,000	112,500
Yezan Haddadin	75,000	35,000	110,000
Julia A. Haller	44,000	35,000	79,000
Kurt Hilzinger	60,000	35,000	95,000
Andong Huang	40,000	35,000	75,000
Faisal G. Sukhtian	78,000	35,000	113,000

(1)

All non-employee directors, except Randy Thurman, elected to receive annual cash fees pursuant to our non-employee director compensation policy as in effect during fiscal 2024 in the form of stock options. See discussion below under “—Non-Employee Director Compensation Policy” for cash retainers, as well as discussion of stock options in lieu of fees below under “—Non-Employee Director Compensation Policy—Option Awards in Lieu of Cash Fees.”

(2)

Reflects the aggregate grant date fair value of the stock option awards granted computed in accordance with ASC 718, for stock-based compensation transactions. These amounts do not reflect the actual economic value that would be realized by the director upon exercise of the stock options. For a discussion of the assumptions used in determining the fair value of awards of stock options in the above table and other additional information on stock options granted, refer to Note 11 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on December 27, 2024. Amounts exclude stock options granted in lieu of cash fees in addition to annual grants. See discussion of stock options in lieu of cash fees below under “—Non-Employee Director Compensation Policy—Option Awards in Lieu of Cash Fees.”

(3)

As of September 30, 2024, the following non-employee directors held options to purchase the following number of shares of our common stock: Randy Thurman (214,899), Gerd Auffarth (133,778), Julian Gangolli (177,959), Yezan Haddadin (276,590), Julia Haller (136,597), Kurt Hilzinger (241,522), Andong Huang (124,619) and Faisal Sukhtian (279,352).

Non-Employee Director Compensation Policy

We have adopted a non-employee director compensation policy, pursuant to which our non-employee directors are eligible to receive compensation for service on the Board and committees of the Board.

For the year ended September 30, 2024, each non-employee director received the compensation described below. All equity-related information presented in the narrative below gives retroactive effect to the Reverse Split.

Equity Compensation

Initial Grant

Each new non-employee director who joins the Board is granted a non-statutory stock option to purchase 25,000 shares of common stock under the 2024 Plan, which options vest annually over the three years from the grant date, subject to continued service as a director through the applicable vesting date.

Annual Grant

On the date of each annual meeting of our stockholders, each non-employee director also receives an annual non-statutory stock option grant under the 2024 Plan with respect to a number of shares of our common stock having an aggregate “fair value” of $35,000 as of the annual meeting date, determined using a Black-Scholes or binominal valuation model regularly used by us on the grant date. These options vest on the earlier of the first anniversary of the grant date or the date of the next annual meeting of our stockholders, subject to continued service as a director through the applicable vesting date.

Pursuant to our PTEP Extension Policy, upon a termination of service for any reason other than for cause or due to death or disability, each outstanding stock option held by a non-employee director will remain exercisable through the end of the term of such option, typically 10 years from the date of grant.

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

All annual cash compensation amounts are payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter. As discussed below under “— Option Awards in Lieu of Cash Fees,” with respect to the 2024 fiscal year, Messrs. Gangolli, Haddadin, Hilzinger, Huang and Sukhtian, and Prof. Dr. Auffarth and Dr. Haller elected to receive a one-time equity grant in lieu of cash fees.

Option Awards in Lieu of Cash Fees

Under the non-employee director compensation policy, for the 2024 fiscal year, each non-employee director had the option to elect to receive either 50% or all annual cash compensation in the form of stock options granted pursuant to the 2024 Plan. This election must be made prior to the beginning for the applicable fiscal year, and each non-employee director must submit a new election for each fiscal year. If a non-employee director elects to receive compensation in the form of stock options, such stock options are automatically be granted on the third business day in October of such fiscal year and vest as follows: (i) 25% will vest on the last day of the first fiscal quarter during such fiscal year, and (ii) 25%

will vest on the last day of each subsequent fiscal quarter during such fiscal year, provided the non-employee director is in service as a director on the first day of the fiscal quarter of the applicable scheduled vesting date. Non-employee directors who join the Board mid-fiscal year must make their elections within 30 days following commencement of service, and options are automatically granted on the first day of the fiscal quarter following such election.

In accordance with such election in the fiscal year 2024, our non-employee directors were granted the following option awards. All equity-related information presented in the table below gives retroactive effect to Reverse Split:

	Option awards
		Number of	Grant date	Option
		options	fair value	exercise price	Option expiration
Name	Grant date	granted	($)	($)	date
Gerd Auffarth	10/4/2023	10,511	44,000	4.80	10/4/2033
Julian Gangolli	10/4/2023	18,514	77,500	4.80	10/4/2033
Yezan Haddadin	10/4/2023	17,916	75,000	4.80	10/4/2033
Julia A. Haller	10/4/2023	10,511	44,000	4.80	10/4/2033
Kurt Hilzinger	10/4/2023	14,333	60,000	4.80	10/4/2033
Andong Huang	10/4/2023	9,555	40,000	4.80	10/4/2033
Faisal Sukhtian	10/4/2023	18,633	78,000	4.80	10/4/2033

Director Compensation Changes for Fiscal Year 2025

In September 2024, based on recommendations provided by Mercer, the Company’s independent compensation consultant, the Board approved the following changes to our non-employee director compensation policy, effective October 1, 2024:

●	The annual cash retainer for Board service was increased from $40,000 to $50,000.
●	Certain annual committee member and chairperson fees were increased as follows: (i) for the Audit Committee, from $7,500 to $12,500 for members and from $15,000 to $25,000 for the chairperson; (ii) for the Compensation Committee, from $5,000 to $10,000 for members and from $10,000 to $20,000 for the chairperson; and (iii) for the Nominating and Corporate Governance Committee, from $4,000 to $5,000 for members and from $8,000 to $10,000 for the chairperson.
●	Initial stock option grants will now have a grant date fair value equal to $245,000 instead of being denominated as a fixed number of shares.
●	The grant date fair value of annual stock option grants was increased from $35,000 to $265,000. In addition, annual stock option grants will now be made on the first day of the Company’s fiscal year rather than at the time of the annual meeting of stockholders.

One-Time Director Stock Option Grants in Fiscal Year 2025

In September 2024, following the Compensation Committee’s review and consideration of market data provided by Mercer, the Company’s independent compensation consultant, and an analysis of the equity holdings of the non-employee directors serving on the Board following the Company’s private placements that closed in March and April 2024, the Compensation Committee recommended, and the Board approved, one-time grants of stock options under the 2024 Plan to the non-employee directors (other than Dr. Haller) in the amounts set forth in the table below. In addition, in September 2024, following the Compensation Committee’s review and consideration of market data provided by Mercer, the Compensation Committee recommended, and the Board approved, the one-time stock option grant under the 2024 Plan for Dr. Haller set forth in the table below. When combined with the initial stock option grant Dr. Haller received when she joined the Board in August 2022, the size of Dr. Haller’s one-time grant was intended to approximate the value of an initial stock option grant under the non-employee director compensation policy, as amended effective October 1, 2024 (and as described above). Each of the one-time option grants vests 100% on the first anniversary of the grant date, subject to continued service as a director through the applicable vesting date.

	Option awards
		Number of	Grant date	Option
		options	fair value	exercise price	Option expiration
Name	Grant date	granted	($)	($)	date
Gerd Auffarth	10/1/2024	29,493	138,000	5.22	10/1/2034
Julian Gangolli	10/1/2024	71,169	333,000	5.22	10/1/2034
Yezan Haddadin	10/1/2024	132,293	619,000	5.22	10/1/2034
Julia A. Haller	10/1/2024	47,232	221,000	5.22	10/1/2034
Kurt Hilzinger	10/1/2024	105,151	492,000	5.22	10/1/2034
Andong Huang	10/1/2024	23,509	110,000	5.22	10/1/2034
Faisal Sukhtian	10/1/2024	134,430	629,000	5.22	10/1/2034
Ralph H. Thurman	10/1/2024	89,549	419,000	5.22	10/1/2034

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information relating to the beneficial ownership of our common stock as of January 15, 2025, 2025, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Applicable percentage ownership and total voting power are based on 24,905,635 shares of common stock outstanding as of January 15, 2025. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. Shares of common stock issuable upon vesting, exercise or conversion of outstanding equity awards or preferred stock that are exercisable, subject to vesting or convertible within 60 days after January 15, 2025 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

As otherwise noted below, the address for persons listed in the table is c/o Outlook Therapeutics, Inc., 111 S. Wood Avenue, Unit #100, Iselin, New Jersey 08830.

	Common Stock

	Number of Shares
Name of Beneficial Owner	Beneficially Owned	%
Five Percent Stockholders (other than directors and officers):
GMS Ventures and Investments(1)	9,266,645	32.7%
Syntone Ventures, LLC(2)	2,776,867	10.7%
Entities affiliated with Great Point Partners LLC(3)	2,481,973	10.0%
Tang Capital Partners, LP(4)	2,215,851	8.9%
Entities affiliated with Sphera(5)	1,458,192	5.9%
Named Executive Officers and Directors:
Lawrence A. Kenyon, Director, Chief Financial Officer, Interim Chief Executive Officer, Treasurer and Corporate Secretary(6)	253,341	1.0%
Jeff Evanson, Chief Commercial Officer(7)	78,368	*
C. Russell Trenary III, Former Director, President and Chief Executive Officer(8)	447,551	1.8%
Ralph H. “Randy” Thurman, Executive Chairman(9)	69,307	*
Gerd Auffarth, M.D, Director(10)	41,607	*
Julian Gangolli, Director(11)	50,154	*
Yezan Haddadin, Director(12)	80,941	*
Julia A. Haller, M.D. Director(13)	26,270	*
Kurt J. Hilzinger, Director(14)	94,054	*
Andong Huang, Director(15)	38,982	*
Faisal G. Sukhtian, Director(16)	81,799	*
All executive officers and directors as a group (10 persons)	1,262,374	4.8%
*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.
†	Represents voting power of less than one percent (1%) of the outstanding common stock.
(1)	Based on a Schedule 13D/A filed with the SEC on March 20, 2024 reporting beneficial ownership as of March 18, 2024. Includes 3,458,571 shares of common stock issuable upon exercise of outstanding warrants. GMS Ventures & Investments, a Cayman Islands exempted company, is a private investment vehicle and wholly owned subsidiary of GMS Holdings. Ghiath M. Sukhtian, or Sukhtian, a natural person, is the holder of a controlling interest in GMS Holdings. The principal office address of Sukhtian is Zahran Street, 7th Circle Zahran Plaza Building, 4th Floor P.O. Box 142904, Amman, Jordan 11844.
(2)	Based on a Schedule 13D/A filed with the SEC on April 17, 2024 reporting beneficial ownership as of April 15, 2024. Includes 1,071,429 shares of common stock issuable upon exercise of outstanding warrants. All shares are held directly by Syntone Ventures LLC, a Delaware limited liability company, or Syntone. Syntone LLC, a Delaware limited liability company, or the Manager, is the manager of Syntone, and is wholly-owned by Syntone Technologies Group Co. Ltd., a company organized in the People’s Republic of China, or Syntone Technologies. The principal business address for each of Syntone and the Manager is 1517 Champlain Crest Way, Cary, NC 27513. The principal business address for Syntone Technologies is Beihuan Road East, Renqiu City, Heibei Province, People’s Republic of China.
(3)	Based on Schedule 13G filed with the SEC on April 8, 2024 reporting beneficial ownership as of April 1, 2024. The reporting persons hold an aggregate of 2,220,000 shares of common stock issuable upon exercise of outstanding warrants; however, the provisions of such warrants restrict the exercise of such warrants to the extent that, after giving effect to such exercise, the holder of the warrants and its affiliates, together with any other person or entities with which such holder would constitute a group, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. As a result, an aggregate of 751,324 shares underlying such warrants were reported as being beneficially owned by the reporting persons in the Schedule 13G. Consists of (i) 816,960 shares of common stock held by Biomedical Value Fund, L.P., or BVF, and 414,731 shares of common stock underlying warrants held by BVF (of the total warrants to purchase 1,225,440 shares of common stock held by BVF), (ii) 562,400 shares of common stock held by Biomedical Offshore Value Fund, Ltd., or BOVF, and 285,503 shares of common stock underlying warrants held by BOVF (of the total warrants to purchase 843,600 shares of common stock held by BOVF) and (iii) 100,640 shares of common stock held by Cheyne Global Equity Fund (an Open-Ended Fund of Cheyne Select Master Fund ICAV), or CGEF and together with BVF and BMOVF, the GPP Entities, and 51,090 shares of common stock underlying warrants held by CGEF (of the total warrants to purchase 150,960 shares of common stock held by CGEF). Great Point Partners LLC, or GPP LLC, is the investment manager of BVF and BOVF and the sub-advisor to CGEF, and by virtue of such status may be deemed to be the beneficial owner of the securities held by the GPP Entities. Each of Dr. Jeffrey R. Jay, M.D., as Senior Managing Member of GPP LLC, and Mr. Ortav Yehudai, as Managing Director of GPP LLC, has voting and investment power with respect to securities held by the GPP Entities, and therefore may be deemed to be the beneficial owner of the securities held by the GPP Entities. Notwithstanding the above, GPP LLC, Dr. Jay and Mr. Yehudai disclaim beneficial ownership of the securities held by the GPP Entities except to the extent of their respective pecuniary interests. The principal business address for the GPP Entities is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.
(4)	Based on Schedule 13G filed with the SEC on March 28, 2024 reporting beneficial ownership as of March 18, 2024. The reporting person holds an aggregate of 1,151,933 shares of common stock issuable upon exercise of outstanding warrants; however, the provisions of such warrants restrict the exercise of such warrants to the extent that, after giving effect to such exercise, the holder of the warrants and its affiliates, together with any other person or entities with which such holder would constitute a group, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. As a result, an aggregate of 596,439 shares underlying such warrants were reported as being beneficially owned by the reporting person in the Schedule 13G. All shares are held directly by Tang Capital Partners, LP. Kevin Tang is the sole manager of Tang Capital Management, LLC, which is the general partner of Tang Capital Partners, LP. Kevin Tang has a pecuniary interest in the shares beneficially held by Tang Capital Partners, LP. The principal business address of the reporting person is 4747 Executive Drive, Suite 210 San Diego, CA 92121.
(5)	This information was obtained from the stockholder in connection with our filing of the Registration Statement on Form S-3 (Registration No. 333- 278209) on March 25, 2024, and reflects beneficial ownership as of March 18, 2024. Consists of (i) 509,412 shares of common stock held by Sphera Biotech Master Fund LP, or Sphera Biotech, and 728,571 shares of common stock underlying warrants held by Sphera Biotech and (ii) 91,638 shares of common stock held by Sphera Global Healthcare Master Fund, or Sphera Global and together with Sphera Biotech, the Sphera Funds, and 128,571 shares of common stock underlying warrants held by Sphera Global. Sphera Biotech GP LP, or Sphera General Partner, is the general partner of Sphera Biotech. Sphera Global Healthcare Management LP is the general partner of the Sphera General Partner, and acts as the Investment Manager for the Sphera Funds, and holds voting and investment power over the shares held by each of them. Accordingly, Sphera Global Healthcare Management LP may be deemed to have beneficial ownership of the shares held by the Sphera Funds. Sphera Global Healthcare Management LP disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. The shares of common stock issuable upon exercise of the warrants held by each of the Sphera Funds are subject to a beneficial ownership limitation of 9.99%. The principal business address of the reporting persons is 4 Yitzhak Sadeh, Entrance A, 29th Floor, Tel Aviv 6777520, Israel.
(6)	Includes 247,395 shares of common stock issuable under outstanding options held by Mr. Kenyon exercisable within 60 days of January 15, 2025.
(7)	Includes 41,070 shares of common stock issuable under outstanding options held by Mr. Evanson exercisable within 60 days of January 15, 2025.
(8)	Includes 444,805 shares of common stock issuable under outstanding options held by Mr. Trenary exercisable within 60 days of January 15, 2025.
(9)	Includes 69,307 shares of common stock issuable under outstanding options held by Mr. Thurman exercisable within 60 days of January 15, 2025.
(10)	Represents shares of common stock issuable under outstanding options held by Prof. Dr. Auffarth exercisable within 60 days of January 15, 2025.
(11)	Represents shares of common stock issuable under outstanding options held by Mr. Gangolli exercisable within 60 days of January 15, 2025.
(12)	Includes 77,774 shares of common stock issuable under outstanding options held directly by Mr. Haddadin exercisable within 60 days of January 15, 2025.
(13)	Represents shares of common stock issuable under outstanding options held by Dr. Haller exercisable within 60 days of January 15, 2025.
(14)	Includes 70,399 shares of common stock issuable under outstanding options held by Mr. Hilzinger exercisable within 60 days of January 15, 2025.
(15)	Represents shares of common stock issuable under outstanding options held by Mr. Huang exercisable within 60 days of January 15, 2025.
(16)	Includes 78,399 shares of common stock issuable under outstanding options held directly by Mr. Sukhtian exercisable within 60 days of January 15, 2025.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of September 30, 2024.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants	outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(a)(#)	(b)($)	(c)(#)
Equity compensation plans approved by security holders:
2024 Equity Incentive Plan (1)	2,613,146	$16.56	4,680,755	(2)
2016 Employee Stock Purchase Plan	—	—	47,407	(3)
Equity compensation plans not approved by security holders:
None	—	—	—
Total	2,613,146		4,728,162
(1)	Upon approval of the 2024 Plan, no additional options or awards were granted under the 2011 Stock Incentive Plan; all outstanding stock awards continue to be governed by their existing terms.
(2)	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding at September 30, 2024 under the 2024 Plan comprises option awards only.
(3)	The number of shares of our common stock reserved for issuance under the 2016 Employee Stock Purchase Plan, or ESPP, automatically increases on January 1st each year continuing through January 1, 2026, by the lesser of (i) one percent (1%) of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (ii) 11,000 shares of our common stock and (iii) a number determined by our board of directors. Accordingly, on January 1, 2025, an additional 11,000 shares were automatically added to the ESPP reserve.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions since October 1, 2022 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at September 30, 2023 and 2024, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in the section titled “Executive Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

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

GMS Ventures & Investments

December 2022 Registered Direct Equity Offering

In December 2022, in a registered direct equity offering to certain institutional and accredited investors, the Company issued 1,423,042 shares of common stock at a purchase price per share of $17.568 for $24.0 million in net proceeds after payment of placement agent fees and other estimated offering costs. GMS Ventures purchased an aggregate of 711,521 in the registered direct equity offering.

January 2024 Private Placement

In January 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the Company issued an aggregate of 8,571,423 shares of common stock and warrants to purchase an aggregate of 12,857,133 shares of common stock at a purchase price per share of $7.00 per share and accompanying warrant to purchase one and one-half shares of common stock for $55,498,311 in net proceeds after payment of placement agent fees and other offering costs (the “Private Placement”). GMS Ventures purchased an aggregate of 2,305,714 shares of common stock and warrants to purchase an aggregate of 3,458,571 shares of common stock in the Private Placement. The warrants have an exercise price of $7.70 per share of common stock and will expire on March 18, 2029.

Syntone Ventures LLC

January 2024 Private Placement

In January 2024, the Company entered into a securities purchase agreement with Syntone, pursuant to which the Company issued 714,286 shares of common stock and accompanying warrant to purchase 1,071,429 shares of common stock for $4,835,371 in net proceeds on substantially the same terms as the Private Placement. The warrants have an exercise price of $7.70 per share of common stock and will expire on April 15, 2029.

Indemnification Agreements

Our restated certificate of incorporation, as amended, contains provisions limiting the liability of directors, and our amended and restated bylaws, as amended, provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws, each as amended, also provides the Board with discretion to indemnify our employees and other agents when determined appropriate by the Board. In addition, we have entered into an indemnification agreement with each of our directors and executive officers that requires us to indemnify our directors and executive officers.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended September 30, 2024 and 2023 by KPMG LLP, our independent registered public accounting firm.

	Fiscal Year Ended September 30,
	2024	2023
Audit Fees	$722,000	$752,930
Audit-Related Fees	—	—
Tax Fees	80,000	68,000
All Other Fees	—	—
Total Fees	$802,000	$820,930

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements required by Item 15(a) are filed in Item 8 of our Original Form 10-K.
(b)	The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of our Original Form 10-K.

EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 15, 2024).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on March 26, 2021).

4.1	Description of Registrant’s securities (incorporated by reference to Exhibit 4.1 to the Registrant’s annual report on Form 10-K filed with the SEC on December 27, 2024).

10.1#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-209011) filed with the SEC on January 15, 2016).

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

10.11#

Outlook Therapeutics, Inc. Non-Employee Director Compensation Policy, as amended and restated, effective as of October 1, 2024 (incorporated by reference to Exhibit 10.11 to the Registrant's annual report on Form 10-K filed with the SEC on December 27, 2024).

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

19.1	Insider Trading Policy, as amended and restated (incorporated by reference to Exhibit 19.1 to the Registrant’s annual report on Form 10-K filed with the SEC on December 27, 2024).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed with the SEC on December 27, 2024).

23.1	Consent of independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s annual report on Form 10-K filed with the SEC on December 27, 2024).

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024).

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024).

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

Date: January 23, 2025	By: /s/ Lawrence A. Kenyon
Name: Lawrence A. Kenyon
Title: Chief Financial Officer and Interim Chief Executive Officer