Form 10-Q
period 2025-03-31
Outlook Therapeutics, Inc.
filed 2025-05-15
CIK 1649989

tttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttttt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of May 13, 2025 was 33,568,023.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, including, among other things, risks associated with:

●	the rate and degree of market acceptance of our current and future product candidates, including our commercialization strategy and manufacturing capabilities for ONS-5010/LYTENAVA;
●	our ability to fund our working capital requirements, the sufficiency of our current cash resources and our need for additional funding;
●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved, for commercial use;
●	our ability to obtain and maintain regulatory approval for ONS-5010/LYTENAVA in the United States and other markets;
●	whether the results of our clinical trials will be sufficient to support domestic or global regulatory approvals;
●	the initiation, timing, progress and results of our clinical trials of our lead product candidate, ONS-5010/LYTENAVA;
●	our reliance on our contract manufacturing organizations and other vendors;
●	the implementation of our business model and strategic plans for our business and product candidates;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve; and
●	the factors that may impact our financial results.

These risks are not exhaustive. Additional factors could harm our business and financial performance, such as risks associated with the current macroeconomic environment, including as a result of the impacts of fluctuations in inflation, and interest rates, tariffs and trade tensions, current or potential future bank failures or ongoing overseas conflict. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31, 2025	September 30, 2024

Assets
Current assets:
Cash and cash equivalents	$7,556,313	$14,927,538
Inventory	3,604,531	—
Prepaid expenses and other current assets	6,646,265	12,488,498
Total current assets	17,807,109	27,416,036

Operating lease right-of-use assets, net	250,699	274,645
Equity method investment	623,486	693,190
Other assets	393,831	439,283
Total assets	$19,075,125	$28,823,154

Liabilities and stockholders’ deficit

Current liabilities:
Current portion of unsecured convertible promissory note	$12,000,000	$29,440,000
Current portion of operating lease liabilities	54,425	50,907
Accounts payable	7,765,993	7,968,725
Accrued expenses	3,145,208	3,237,468
Income taxes payable	1,856,629	1,856,629
Total current liabilities	24,822,255	42,553,729

Unsecured convertible promissory note	21,045,000	—
Operating lease liabilities	218,961	246,922
Warrant liability	5,451,514	59,099,013
Total liabilities	51,537,730	101,899,664

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 260,000,000 shares authorized; 32,907,014 and 23,905,635 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	329,071	239,057
Additional paid-in capital	539,472,816	469,969,333
Accumulated deficit	(572,264,492)	(543,284,900)
Total stockholders' deficit	(32,462,605)	(73,076,510)
Total liabilities and stockholders' deficit	$19,075,125	$28,823,154

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Operating expenses:
Research and development	$4,407,019	$13,508,934	$14,067,169	$18,038,292
General and administrative	7,984,509	5,431,041	19,931,211	11,224,805
Loss from operations	(12,391,528)	(18,939,975)	(33,998,380)	(29,263,097)
Loss on equity method investment	36,409	30,595	69,704	28,047
Interest expense (income), net	18,502	3,084,035	(30,379)	2,895,358
Loss from change in fair value of promissory notes	2,111,028	8,519,153	3,415,028	9,512,153
Warrant related expenses (Note 9)	—	34,097,568	—	34,097,568
Warrant inducement expenses (Note 9)	33,856,814	—	33,856,814	—
(Gain) loss from change in fair value of warrant liability	(2,059,875)	49,614,817	(42,332,755)	49,668,159
Loss before income taxes	(46,354,406)	(114,286,143)	(28,976,792)	(125,464,382)
Income tax expense	2,800	2,800	2,800	2,800
Net loss	$(46,357,206)	$(114,288,943)	$(28,979,592)	$(125,467,182)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.50)	$(8.01)	$(1.05)	$(9.20)
Weighted average shares outstanding, basic and diluted	30,874,396	14,270,289	27,517,692	13,638,126

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Stockholders' Deficit
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2024	23,905,635	$239,057	$469,969,333	$(543,284,900)	$(73,076,510)
Sale of common stock, net of issuance costs	1,000,000	10,000	1,726,042	—	1,736,042
Stock-based compensation expense	—	—	3,672,420	—	3,672,420
Net income	—	—	—	17,377,614	17,377,614
Balance at December 31, 2024	24,905,635	249,057	475,367,795	(525,907,286)	(50,290,434)
Sale of common stock, net of issuance costs	926,742	9,268	1,401,947	—	1,411,215
Issuance of common stock and common stock warrants in connection with exercise of common stock warrants	7,074,637	70,746	60,980,296	—	61,051,042
Stock-based compensation expense	—	—	1,722,778	—	1,722,778
Net loss	—	—	—	(46,357,206)	(46,357,206)
Balance at March 31, 2025	32,907,014	$329,071	$539,472,816	$(572,264,492)	$(32,462,605)

	Stockholders' Equity Deficit
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2023	13,012,833	$130,128	$453,350,281	$(467,918,186)	$(14,437,777)
Stock-based compensation expense	—	—	1,272,611	—	1,272,611
Net loss	—	—	—	(11,178,239)	(11,178,239)
Balance at December 31, 2023	13,012,833	130,128	454,622,892	(479,096,425)	(24,343,405)
Sale of common stock, net of issuance costs	8,571,423	85,714	—	—	85,714
Issuance of common stock in connection with conversion of convertible promissory note	428,571	4,286	2,995,714	—	3,000,000
Stock-based compensation expense	—	—	1,310,507	—	1,310,507
Net loss	—	—	—	(114,288,943)	(114,288,943)
Balance at March 31, 2024	22,012,827	$220,128	$458,929,113	$(593,385,368)	$(134,236,127)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(28,979,592)	$(125,467,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,903	56,390
Non-cash interest expense	—	2,681,847
Stock-based compensation	5,395,198	2,583,118
Loss from change in fair value of promissory notes	3,415,028	9,512,153
Warrant related expenses (Note 9)	—	34,097,568
Warrant inducement expenses (Note 9)	33,856,814	—
(Gain) loss from change in fair value of warrant liability	(42,332,755)	49,668,159
Loss on equity method investment	69,704	28,047
Changes in operating assets and liabilities:
Inventory	(3,604,531)	—
Prepaid expenses and other current assets	5,842,233	(2,969,480)
Other assets	—	(5,899)
Operating lease liabilities	(24,443)	—
Accounts payable	(405,697)	(2,827,195)
Accrued expenses	(840,943)	342,868
Net cash used in operating activities	(27,551,081)	(32,299,606)

FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of issuance costs	3,158,752	56,141,000
Proceeds from exercise of common stock warrants	16,831,132	—
Proceeds from debt	33,100,000	—
Payments of finance lease obligations	—	(4,267)
Repayment of debt	(32,910,028)	—
Net cash provided by financing activities	20,179,856	56,136,733
Net (decrease) increase in cash and cash equivalents	(7,371,225)	23,837,127
Cash and cash equivalents at beginning of period	14,927,538	23,391,982
Cash and cash equivalents at end of period	$7,556,313	$47,229,109

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$475,000
Supplemental schedule of non-cash financing activities:
Convertible promissory note converted into common stock	$—	$3,000,000
Recognition of warrant liability	$—	$89,510,165
Fair value of common stock warrants exercised reclassified from warrant liability to equity	$13,262,801	$—
Common stock issuance costs in accounts payable and accrued expenses	$951,648	$642,689
Reclassification of deferred offering costs against ATM proceeds	$11,495	$—

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

In May 2024 the Company received Marketing Authorization from the European Commission for ONS-5010/LYTENAVA (bevacizumab gamma), an ophthalmic formulation of bevacizumab for the treatment of wet age-related macular degeneration (“AMD”) in the European Union (“EU”).  Additionally, in July 2024 the Company also received marketing authorization for ONS-5010/LYTENAVA (bevacizumab gamma) in the United Kingdom (“UK”) from the UK Medicines and Healthcare products Regulatory Agency (“MHRA”). ONS-5010/LYTENAVA (bevacizumab gamma) is the first and only authorized ophthalmic formulation of bevacizumab for use in treating wet AMD in the EU and UK.

In the fourth quarter of calendar 2023, the Company agreed to conduct an additional adequate and well-controlled clinical trial following discussions with the U.S. Food and Drug Administration (“FDA”) in support of the Company’s Biologics License Application (“BLA”) for ONS-5010/LYTENAVA. In December 2023, the Company submitted a Special Protocol Assessment (“SPA”) to the FDA for this study (NORSE EIGHT) seeking confirmation that, if successful, it will address the FDA’s requirement for a second adequate and well-controlled clinical trial to support its planned resubmission of the ONS-5010/LYTENAVA BLA. In January 2024, the Company received confirmation that the FDA had reviewed and agreed upon the NORSE EIGHT trial protocol pursuant to the SPA and that, if the NORSE EIGHT trial is successful, it would satisfy the FDA’s requirement for a second adequate and well-controlled clinical trial to address fully the clinical deficiency identified in the Complete Response Letter (“CRL”). In addition, through a Type A meeting and additional interactions, the Company has identified the approaches needed to resolve the chemistry, manufacturing and controls (“CMC”) comments in the CRL. In November 2024, the Company reported that ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the SPA. In January 2025, the Company reported the complete data and safety results from NORSE EIGHT which demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010/LYTENAVA. The Company resubmitted the BLA application for ONS-5010/LYTENAVA in February 2025. In April 2025, the Company received notification from the FDA that the Prescription Drug User Fee Act (“PDUFA”) goal date for a decision on the BLA is August 27, 2025.

2.    Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $572,264,492 as of March 31, 2025. As of March 31, 2025, the Company had a working capital deficit including $35,759,342 of principal, accrued interest and exit fees due under an unsecured convertible promissory note issued in March 2025 (the “March 2025 Note”), maturing on July 1, 2026. Refer to Note 7 for further details on the March 2025 Note. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management does not believe that the existing cash and cash equivalents as of March 31, 2025 are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, additional financing will be needed by the Company to fund its operations in the future, fully commercialize ONS-5010/LYTENAVA and to develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations, including but not limited to, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, sale of the development and commercial rights to the Company’s drug product candidates in regions outside of the U.S., the issuance of additional debt, the issuance of

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

equity securities, including accessing capital through at-the-market offerings (refer to Note 9 for further details), and revenues from potential future product sales, if any. There can be no assurance that any of these future funding efforts will be successful.

The Company’s future operations are highly dependent on a combination of factors, including: (i) the timely and successful completion of additional financing discussed above; (ii) the Company’s ability to successfully commercialize ONS-5010/LYTENAVA, including executing marketing arrangements or complete revenue-generating partnerships with other companies; (iii) the success of its research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (v) regulatory approval and market acceptance of the Company’s proposed future products.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2025 and its results of operations for the three and six months ended March 31, 2025 and 2024, cash flows for the six months ended March 31, 2025 and 2024, and stockholders’ deficit for the three and six months ended March 31, 2025 and 2024. Operating results for the six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2025. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 27, 2024.

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

Inventory

The Company values inventory at the lower of cost or net realizable value, computed on a weighted average basis. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company has not recognized a provision for obsolete and excess inventory as of March 31, 2025.

Upon the initiation of production for the first commercial batches of drug product in October 2024, the Company began capitalizing the purchases of saleable inventory of the product from suppliers. The Company expenses prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

approval and subsequent commercialization of a product candidate is probable and where the Company also expects the future economic benefit from the sales of the product candidate to be realized. There were no costs related to prelaunch inventory included in inventory as of March 31, 2025, and September 30, 2024. As of March 31, 2025, the inventory consisted of the following:

	March 31, 2025	September 30, 2024
Work-in-process	$3,333,341	$—
Finished goods	271,190	—
Total inventory	$3,604,531	$—

Use of estimates

The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited interim consolidated financial statements, such as the current macroeconomic environment, including as a result of fluctuations in inflation, and interest rates, tariffs and trade tensions, and ongoing overseas conflict, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary.

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

The following table sets forth the computation of basic loss per share and diluted loss per share:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(46,357,206)	$(114,288,943)	$(28,979,592)	$(125,467,182)
Common stock shares outstanding (weighted average)	30,874,396	14,270,289	27,517,692	13,638,126
Basic and diluted net loss per share	$(1.50)	$(8.01)	$(1.05)	$(9.20)

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2025 and 2024, as they would be antidilutive:

	As of March 31,
	2025		2024
Performance-based stock units	—		123
Performance-based stock options	190,000		669,000
Stock options	2,812,893		1,959,565
Common stock warrants	21,259,767		13,136,193
Convertible debt	14,718,807	(i)	2,304,391	(ii)

(i)	The potentially dilutive securities related to convertible debt are calculated based on a fixed conversion price of $2.26, which is subject to change as described in Note 7.
(ii)	The calculation for potentially dilutive securities pertaining to convertible debt is as follows: $12,000,000 of outstanding principal and accrued interest as of March 31, 2024, is converted at a rate of $7.00, and the remaining amount is converted based on a fixed conversion price of $40.00 per share, which is subject to change as described in Note 7.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of income tax disclosures primarily on the income tax rate reconciliation and income taxes paid. This authoritative guidance will be effective for fiscal years beginning after December 15, 2024, and for interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the effect of this new standard on the Company's disclosures.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	March 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$33,045,000
Warrant liability	—	—	5,451,514
Total	$—	$—	$38,496,514

	September 30, 2024
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$29,440,000
Warrant liability	—	—	59,099,013
Total	$—	$—	$88,539,013

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and unsecured convertible promissory notes for the six months ended  March 31, 2025:

	Unsecured Convertible
	Promissory Notes	Warrants
Balance at October 1, 2024	$29,440,000	$59,099,013
Fair value of unsecured convertible promissory note issued	33,100,000	—
Loss (gain) from change in fair value	3,415,028	(42,332,755)
Loss from change in fair value from warrant inducement	—	1,948,057
Fair value of common stock warrants exercised reclassified to equity	—	(13,262,801)
Repayment	(32,910,028)	—
Balance at March 31, 2025	$33,045,000	$5,451,514

Unsecured convertible promissory notes

As further described in Note 7, the Company elected the fair value option to account for the unsecured convertible promissory notes. The fair value is estimated using a binomial lattice model, which evaluates the payouts under hold, convert or call decisions. Significant estimates in the binomial lattice model include the Company’s stock price, volatility, risk-free rate of return, and credit-adjusted discount rate.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The fair values of the unsecured convertible promissory notes were estimated using a binomial lattice model with the following assumptions:

	March 31, 2025	September 30, 2024
Term (years)	1.3	0.8
Volatility	123.0%	91.0%
Risk-free rate	4.0%	4.2%
Dividend yield	—%	—%
Credit-adjusted discount rate	19.7%	20.4%
Stock price	$1.22	$5.34

Common stock warrants

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

During the six months ended March 31, 2025, the Company reclassed the warrant liability balance of $13,262,801 into additional paid in capital upon the exercise of certain warrants. Refer to Note 9 for further details on warrants exercised under Warrant Inducement Transaction disclosures.

The above warrant liabilities are revalued each reporting period with the change in fair values recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair values of the warrant liabilities are estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 31, 2025	September 30, 2024
Risk-free interest rate	4.32%	3.58%
Remaining contractual term of warrants (years)	4.0	4.5
Expected volatility	134.2%	125.0%
Annual dividend yield	—%	—%
Stock price	$1.22	$5.34

5. Equity Method Investment

In connection with the execution of a stock purchase agreement with Syntone Ventures, LLC (“Syntone’), the United States-based affiliate of Syntone Technologies Group Co. Ltd. (“Syntone PRC”) on May 22, 2020, the Company and Syntone PRC entered into a joint venture agreement pursuant to which they agreed to form a People’s Republic of China (“PRC”) joint venture, Beijing Syntone Biopharma Ltd (“Syntone JV”), that is 80% owned by Syntone PRC and 20% owned by the Company. As the Company can exert significant influence over, but does not control, Syntone JV’s operations through voting rights or representation on Syntone JV’s board of directors, the Company accounts for this investment using the equity method of accounting. Upon formation of Syntone JV in April 2021, the Company entered into a royalty-free license with Syntone JV for the development, commercialization and manufacture of ONS-5010/LYTENAVA in the greater China market, which includes Hong Kong, Taiwan and Macau.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company made the initial investment of $900,000 in June 2020 and is committed to making capital contributions to Syntone JV of approximately $2,100,000, based upon the development plan contemplated in the license agreement. The maximum exposure to a loss as a result of the Company’s involvement in Syntone JV is limited to the initial investment and the future capital contributions totaling approximately $3,000,000.

6.     Accrued Expenses

Accrued expenses consist of:

	March 31, 2025		September 30, 2024
Compensation	$741,332		$1,012,962
Severance and related costs	565,909	(i)	—
Professional fees	622,481		1,798,767
Research and development	319,237		41,373
Other accrued expenses	896,249		384,366
	$3,145,208		$3,237,468

(i)	In December 2024, the Chief Executive Officer of the Company stepped down, and the Company implemented a workforce reduction to conserve capital. The Chief Executive Officer’s departure constituted a termination without cause, and accordingly he was entitled to 12 months of base salary, a lump sum of 100% of his target bonus for the year, employee benefits for up to 12 months, full vesting of 50% of his unvested equity awards, and reimbursement of expenses owed up to his termination date. At a minimum, all employees affected by the workforce reduction are eligible to receive severance payments and paid COBRA premiums for a specified time period post-termination, subject to execution of a general release of claims against the Company.

In connection with the departure of the Chief Executive Officer and the reduction in the workforce, during the six months ended March 31, 2025, the Company recognized $1,428,455 in severance related charges  consisting of cash-based expenses related to employee severance and notice period payments, benefits and related costs. In addition, during the six months ended March 31, 2025, the Company recorded a non-cash expense totaling $2,079,083 related to stock-based compensation in connection with the acceleration of equity awards for the former Chief Executive Officer. There were no severance related charges recognized during the three months ended March 31, 2025. The Company made total cash payments related to severance and related charges of $848,330 during the six months ended March 31, 2025.

7.    Debt

Debt consists of:

	March 31, 2025	September 30, 2024
Unsecured convertible promissory note (measured at fair value)	$33,045,000	$29,440,000
Less: current portion	(12,000,000)	(29,440,000)
Long-term debt	$21,045,000	$—

December 2022 Note

On December 22, 2022, the Company entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note (the “December 2022 Note”) with a face amount of $31,820,000 to Streeterville Capital, LLC (the “Lender”), the holder of the Company’s unsecured promissory note issued in November 2021 (the “November 2021 Note”). The December 2022 Note has an original issue discount of $1,820,000. The Company received net proceeds of

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

$18,052,461 upon the closing on December 28, 2022 after deducting the Lender’s transaction costs in connection with the issuance and payment of the remaining outstanding principal and accrued interest on the November 2021 Note.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

fee as set forth in the Note Amendment) and continuing until the December 2022 Note is repaid in full. Any amount converted by the Lender during a given calendar quarter in excess of $3,000,000 will be credited toward meeting the quarterly requirement for the next quarter or quarters.

The Company elected to account for the December 2022 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as a result the original issue discount and debt issuance costs were written off upon election to fair value and accounted for as interest. During the three and six months ended March 31, 2025, no interest expense was recognized. During the three and six months ended March 31, 2024, the Company recorded $3,156,847 of interest expense in both periods, respectively. This interest expense was associated with the fees incurred for extending the debt.

On March 13, 2025, the Company used the proceeds from the March 2025 Note to pay off the December 2022 Note.

March 2025 Note

On March 13, 2025, the Company issued the March 2025 Note for $33,100,000  to Avondale Capital, LLC (“Avondale”) pursuant to a Securities Purchase Agreement (“SPA”) dated January 31, 2025. Certain terms of the March 2025 Note were approved at the Company’s annual meeting of stockholders on March 11, 2025, and the Company used the proceeds from the March 2025 Note to pay off the December 2022 Note.

The March 2025 Note bears interest at the prime rate plus 3% (subject to a floor of 9.5%), is scheduled to mature on July 1, 2026, and is convertible into common stock. The Company must repay at least $3,000,000 (by cash or conversions into common stock) of the outstanding balance on the March 2025 Note each quarter starting in the second calendar quarter of 2025 (subject to adjustments for conversions and to payment of a 7.5% exit fee) (the “Quarterly Debt Reduction Obligations”). Any amount converted by Avondale during a given calendar quarter in excess of the Quarterly Debt Reduction Obligations will be credited toward meeting the Quarterly Debt Reduction Obligations for the next quarter or quarters. As of March 31, 2025, the Company classified a total of $12,000,000 as a current liability, which consisted of four minimum Quarterly Debt Reduction Obligations.

Avondale has the right to convert all or any portion of the outstanding balance under the March 2025 Note into shares of common stock, calculated by dividing the amount of the March 2025 Note being converted by the Conversion Price (as defined below). Furthermore, the Company retains the right to convert any portion of the outstanding balance under the March 2025 Note into shares of common stock at the Conversion Price, provided certain conditions are met at the time of conversion, including, but not limited to, the condition that the daily volume-weighted average price of the Company’s common stock on Nasdaq equals or exceeds $3.00 per share (subject to adjustments for stock splits and combinations) for a continuous period of 30 trading days, and that the median daily dollar trading volume during the preceding 30 consecutive trading day period meets or exceeds $1,000,000. The Company reserves the right to make payments (i) in cash, (ii) in shares of common stock, calculated as the applicable payment amount divided by the Conversion Price, or (iii) a combination of both cash and shares of common stock. Any cash payments made by the Company, including prepayments or payments made at maturity, will incur an additional fee of 7.5%.

The March 2025 Note stipulates that the Company shall not permit any conversion of the March 2025 Note if, following such conversion, Avondale and its affiliates would beneficially own shares of common stock exceeding 4.99% of the total number of outstanding shares as of that date (the “Beneficial Ownership Limitation”). However, this limitation shall increase to 9.99% when the Company’s market capitalization falls below $25,000,000. Avondale may, by written notice to the Company, adjust the Beneficial Ownership Limitation for itself, though any such adjustment will not take effect until the 61st day after such notice is received.

In the event that specific occurrences outlined in the March 2025 Note transpire—such as the Company’s failure to fulfill payment obligations, non-compliance with the Quarterly Debt Reduction Obligations, insolvency or bankruptcy events, breaches of covenants in the SPA and the March 2025 Note, and unauthorized transactions without Avondale's consent (collectively referred to as “Trigger Events”)—Avondale reserves the right to increase the balance of the March 2025 Note

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

by 10% in the case of a Major Trigger Event (as defined in the March 2025 Note) and by 5% for a Minor Trigger Event (as defined in the March 2025 Note). Should any Trigger Event persist without resolution for ten trading days following written notification from Avondale, this will constitute an event of default (such event, an “Event of Default”). Upon an event of default, Avondale may accelerate the March 2025 Note, resulting in all amounts becoming immediately due and payable, with interest accruing at a rate of 22% per annum until full payment is made.

Under the terms of the March 2025 Note, the “Conversion Price” is defined as $2.26 per share prior to a Major Trigger Event (subject to adjustments for stock splits and combinations). Following a Major Trigger Event, the Conversion Price will be the lesser of (i) $2.26 per share (subject to adjustments) or (ii) 90% of the lowest closing bid price over the three trading days preceding the conversion notice. Furthermore, if the Conversion Price falls below $0.404 per share (subject to adjustments), the Company will be required to fulfill a conversion notice from Avondale in cash.

The Company elected to account for the March 2025 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as a result the debt issuance costs of were written off upon election to fair value and accounted for as interest. During the three and six months ended March 31, 2025, the Company recorded $40,686 of interest expense associated with the debt issuance costs for the March 2025 Note.

8.     Commitments and Contingencies

Litigation

On November 3, 2023, a securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by the Company related to the Company’s BLA during the period from August 3, 2021 through August 29, 2023. The complaint alleges, among other things, that the Company violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010/LYTENAVA as a treatment for wet AMD and that the Company and/or their manufacturing partner had deficient CMC controls for ONS-5010/LYTENAVA, which remained unresolved at the time the Company’s BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve the Company’s BLA, and that the Company’s stock price dropped when such information was disclosed. The plaintiffs in the class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On June 25, 2024, the defendants filed a motion to dismiss the amended class action complaint in its entirety. On February 6, 2025, the court entered an order granting the motion to dismiss and dismissing the complaint without prejudice and with leave to amend. On March 14, 2025, the plaintiffs filed their second amended class action complaint. On April 23, 2025, the defendants filed a motion to dismiss the plaintiffs’ second amended class action complaint in its entirety.

On October 10, 2024, certain of the Company’s officers and directors were named as defendants in a shareholder derivative action filed in the District Court of the District of Delaware.  The derivative complaint alleges that defendants breached their fiduciary duties by causing and/or allowing the Company to violate federal securities laws based on the same alleged misstatements as the securities class action.  The derivative complaint also alleges defendants violated Section 14(a) of the Exchange Act, as well as claims for contribution, unjust enrichment, and waste of corporate assets.  The derivative complaint seeks unspecified damages, corporate governance reforms, restitution, contribution, attorneys’ fees, and other costs. The derivative action is currently stayed, pending the final resolution of the November 3, 2023 securities class action pending in the United States District Court for the District of New Jersey.

The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. The Company could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and the Company may not prevail. In addition, the Company may incur substantial legal fees and costs in connection with such lawsuits. The Company currently is not able to estimate the possible

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

cost to it from these matters, as the pending lawsuits are currently at an early stage, and the Company cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that the Company may be required to pay. Such amounts could be material to the Company’s financial statements if it does not prevail in the defense of the pending lawsuits and any other related lawsuits, or even if it does prevail. The Company has not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits as there is still uncertainty as to whether the litigation will result in any liability. It is possible that the Company could, in the future, incur judgments or enter into settlements of claims for monetary damages.

Leases

Corporate office

In March 2021, the Company entered into a three-year term corporate office lease for its former corporate headquarters in Iselin, New Jersey that ended on April 30, 2024.

In March 2024, the Company entered into a five-year term corporate office lease for its new corporate headquarters in Iselin, New Jersey that commenced on May 1, 2024.

The components of lease cost for the three and six months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Lease cost:
Interest on lease liabilities	—	12	$—	$116
Total finance lease cost	—	12	—	116
Operating lease cost	19,080	11,217	38,160	22,433
Total lease cost	$19,080	$11,229	$38,160	$22,549

Amounts reported in the unaudited interim consolidated balance sheets for leases where the Company is the lessee are as follows:

	March 31, 2025	September 30, 2024
Operating leases:
Right-of-use asset	$250,699	$274,645
Operating lease liabilities	273,386	297,829
Weighted-average remaining lease term (years):
Operating leases	4.1	4.6
Weighted-average discount rate:
Operating leases	9.9%	9.9%

Other information related to leases for the six months ended March 31, 2025 and 2024 are as follows:

	Six months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$—	$116
Operating cash flows from operating leases	38,657	—
Financing cash flows from finance leases	—	4,267

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Future minimum lease payments under non-cancelable leases at March 31, 2025 are as follows for the years ending September 30:

Operating leases
2025 (remaining six months)	$39,434
2026	79,954
2027	81,817
2028	83,680
2029	49,447
Total undiscounted lease payments	334,332
Less: Imputed interest	60,946
Total lease obligations	$273,386

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

Common stock

On March 11, 2025, following receipt of stockholder approval at the Company’s 2025 annual meeting of stockholders, the number of authorized shares of common stock under the Company’s Certificate of Incorporation was increased from 60,000,000 shares to 260,000,000 shares.

Private Placements

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

On April 15, 2024, in a private placement with Syntone (the “Syntone Private Placement”, and together with the Private Placement, the “Private Placements”), the Company issued 714,286 shares of common stock and accompanying warrants to purchase 1,071,429 shares of common stock for $5.0 million in gross proceeds pursuant to a securities purchase

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

agreement entered in January 2024. The warrants have an exercise price of $7.70 per share of common stock and will expire on April 15, 2029.

On January 16, 2025, the Company executed warrant inducement agreements with GMS Ventures and certain other holders of warrants issued in the Private Placement to exercise warrants for 7,074,637 shares of common stock. Concurrently, the Company entered into a warrant inducement transaction with Syntone to exercise warrants for 1,071,429 shares of common stock issued under the Syntone Warrant Inducement Transaction. For further details on the warrant inducement agreements, refer to the sections on the Warrant Inducement Transaction and the Syntone Warrant Inducement Transaction below.

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

As the fair value of the warrants upon issuance was more than the proceeds of the Private Placement, there are no proceeds allocated to additional paid in capital. The excess fair value of the warrants over the net proceeds was $34,097,568 in the aggregate and was recorded as warrant related expenses in the unaudited interim consolidated statement of operations during the three and six months ended March 31, 2024.

BTIG, LLC At-the-Market Offering Agreement

On May 16, 2023, the Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) as sales agent (as amended, the “ATM Agreement” or the “ATM Offering”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time through BTIG. The Company incurred financing costs of $353,688 in connection with the execution of the ATM Agreement,, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the ATM Offering. As of March 31, 2025, the remaining balance under the ATM Agreement was $90,475,422 and $320,017 of unamortized deferred costs are included in other assets on the unaudited interim consolidated balance sheets.

Under the ATM Agreement, the Company pays BTIG a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the  ATM Agreement. The offering of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms.

During the three months ended March 31, 2025, the Company sold 926,742 shares of common stock under the ATM Offering and generated $1,416,378 in net proceeds after payment of fees to BTIG and other issuance costs of $43,806. During the six months ended March 31, 2025, the Company sold 1,926,742 shares of common stock under the ATM Offering and generated $3,158,752 in net proceeds after payment of fees to BTIG and other issuance costs of $97,693. No shares of common stock were sold under the ATM Offering during the three and six months ended March 31, 2024.

Warrant Inducement Transaction

On January 16, 2025, the Company entered into warrant exercise inducement offer letter agreements with GMS Ventures and certain other holders of existing warrants to purchase the Company’s common stock, pursuant to which the holders agreed to exercise their existing warrants (“Existing Warrants”) for an aggregate of 7,074,637 shares of common stock at a reduced exercise price of $2.51 per share. In exchange, the Company issued two new inducement warrants for each

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Existing Warrant exercised (“Inducement Warrants”), which are exercisable for an aggregate of up to 14,149,274 additional shares of common stock (the “Inducement Warrant Shares”) at an exercise price of $2.26 per share (collectively, the “Warrant Inducement Transaction”). The Company received net proceeds of $15,879,484 after capital markets advisory fees and offering costs, from the Warrant Inducement Transaction. Prior to the modification to reduce the warrant exercise price, the Company remeasured the warrants and recognized a $2,009,886 mark to market adjustment in the unaudited interim consolidated statements of operations for the three and six months ended March 31, 2025. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized a $1,692,779 inducement charge in the unaudited interim consolidated statements of operations for the three and six months ended March 31, 2025. Upon the exercise of these liability classified warrants, the Company reclassed the warrant liability balance of $13,262,801 into additional paid in capital.

In connection with the Warrant Inducement Transaction, half of the Inducement Warrants (the “Tranche A Inducement Warrants”), representing warrants to purchase up to 7,074,637 shares of common stock were exercisable immediately and expire on January 17, 2030. The remaining Inducement Warrants (the “Tranche B Inducement Warrants”) became exercisable upon the effective date of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock.  The Tranche A and B Inducement Warrants are considered equity-classified warrants. Given that the Tranche A and Tranche B Inducement Warrants were issued concurrently with the exercise of the Existing Warrants, the Company recorded an inducement charge in the unaudited interim consolidated statements of operations in the amount of $27,711,889 for the three and six months ended March 31, 2025.

Syntone Warrant Inducement Transaction

Concurrently with the Warrant Inducement Transaction, the Company entered into a warrant exercise inducement offer letter agreement with Syntone, pursuant to which Syntone agreed to exercise existing warrants (“Existing Syntone Warrants”) for an aggregate of 1,071,429 shares of common stock at a reduced exercise price of $2.51 per share. In exchange, the Company agreed to issue two new inducement warrants for each Existing Syntone Warrant exercised (the "Syntone Inducement Warrants”), which will be exercisable for up to 2,142,858 shares of common stock (the “Syntone Inducement Warrant Shares”) at an exercise price of $2.26 per share (the “Syntone Warrant Inducement Transaction”). The closing of the Syntone Warrant Inducement Transaction is subject to receipt of certain regulatory approvals. Prior to the modification to reduce the warrant exercise price, the Company remeasured the warrants and recognized a $303,328 mark to market adjustment in the unaudited interim consolidated statements of operations for the three and six months ended March 31, 2025. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized a $255,278 inducement charge in the unaudited interim consolidated statements of operations for the three and six months ended March 31, 2025. As of the date of this filing, Syntone has not received regulatory approval and, thus, the Company has not yet received the proceeds from the exercise of the Existing Syntone Warrants. There can be no assurance that Syntone will receive the requisite regulatory approval in the near term or at all, and the Company may never receive the proceeds from the exercise of the Existing Syntone Warrants, or issue, or receive proceeds from the exercise of, the Syntone Inducement Warrants. In connection with the Syntone Warrant Inducement Transaction, half of the Syntone Inducement Warrants (the “Syntone Tranche A Inducement Warrants”) will be immediately exercisable upon receipt of certain regulatory approvals and will expire on the five-year anniversary of the date of issuance. The remaining Syntone Inducement Warrants (the “Syntone Tranche B Inducement Warrants”) will be exercisable upon receipt of certain regulatory approvals. As of the date of this filing, the Syntone Tranche A and Tranche B Inducement Warrants have not been issued. Given that the Company agreed to issue Syntone Tranche A and Tranche B Inducement Warrants in exchange for Syntone’s agreement to exercise existing warrants at a reduced exercise price, the Company recorded an inducement charge in the unaudited interim consolidated statements of operations in the amount of $4,196,868  for the three and six months ended March 31, 2025.

The fair value per share of the Tranche A Inducement Warrants, Tranche B Inducement Warrants, Syntone Tranche A and B Inducement Warrants of $1.96 was estimated using the Black-Scholes option pricing model using the following weighted average assumptions: a risk-free interest rate of 4.39%, a contractual term of 5 years, an expected volatility of 133.6%, an anticipated annual dividend yield of 0%, and a stock price of $2.23.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Common stock warrants

As of March 31, 2025, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
April 13, 2025	(i)	7,284	$240.00
May 31, 2025	(i)	3,121	$240.00
June 22, 2025		9,563	$30.38
December 28, 2025		25,787	$21.00
January 28, 2026		12,576	$25.00
February 2, 2026		93,238	$25.00
November 23, 2026		104,999	$31.25
March 18, 2029	(ii)	5,782,496	$7.70
April 15, 2029	(ii)(iii)	1,071,429	$7.70
January 17, 2030	(iv)	14,149,274	$2.26
		21,259,767

(i)	The warrants were issued in connection with the convertible senior secured notes originally issued pursuant to the certain Note and Warrant Purchase Agreement dated December 22, 2017 and are classified as liabilities on the accompanying unaudited interim consolidated balance sheets, as the warrants include cash settlement features at the option of the holders under certain circumstances. Refer to Note 4 for fair value measurements disclosures.

(ii)	The warrants were issued in connection with private placements that closed on March 18, 2024 and April 15, 2024 are exercisable only for cash, except in limited circumstances, at any time after the date of issuance. The Company evaluated the warrants under ASC 815, Derivatives and Hedging, guidance and determined that the warrants did not meet Step 2 of the indexation, as a result they are not indexed to the Company’s own stock and must be classified as liabilities. Refer to the disclosure in Note 4 for further details on classification and fair value measurements.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

(iii)	Refer above for disclosures on the Syntone Warrant Inducement Transaction for details on these warrants.
(iv)	These are Inducement Warrants. Refer above for disclosures on the Inducement Warrants.

10.  Stock-Based Compensation

2024 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provided for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. In August 2024, the Company’s stockholders approved the amendment and restatement of the 2015 Plan, at which time, the name of the 2015 Plan was updated to the Outlook Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2024 Plan is 7,293,901. As of March 31, 2025, there were 4,291,053 shares available for grant under the 2024 Plan.

Stock options and RSUs are granted under the Company’s 2024 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the three and six months ended March 31, 2025 and 2024:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Research and development	$88,224	$236,960	$198,253	$468,376
General and administrative	1,615,441	1,073,547	5,177,832	2,114,742
Total	$1,703,665	$1,310,507	$5,376,085	$2,583,118

Stock options

As of March 31, 2025, options to purchase common stock of the Company outstanding under the 2024 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2024	1,946,646	$19.51
Granted	1,196,599	5.17
Forfeited	(304,636)	10.25
Expired	(25,716)	30.48
Balance at March 31, 2025	2,812,893	$14.31	8.0	$—
Vested and exercisable at March 31, 2025	1,469,901	$21.64	6.8	$—

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the six months ended March 31, 2025 and 2024 was $4.63 and $6.06 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

	Six months ended March 31,
	2025	2024
Risk-free interest rate	3.5%	4.3%
Expected term (years)	5.5	6.0
Expected volatility	134.0%	131.3%
Expected dividend yield	—	—

As of March 31, 2025, there was $4,802,603 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 0.6 years.

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

A summary of the activity under the performance share option plan as of March 31, 2025 and changes during the six months then ended are presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2024	666,500	$7.94
Granted	—	—
Forfeited	(476,500)	6.78
Balance at March 31, 2025	190,000	$10.85	8.4	$—
Vested and exercisable at March 31, 2025	35,000	$28.80	5.8	$—

The vesting of the performance-based stock options is conditional upon FDA approval of ONS-5010/LYTENAVA. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the three and six months ended March 31, 2025 as the performance conditions were not deemed probable of being met. The Company did not record any expense related to the performance-based stock options during the three and six months ended March 31, 2024. As of March 31, 2025, the Company assessed that the performance conditions related to the performance options granted were not probable of achievement. The assessment was based on the relevant facts and circumstances and therefore no compensation costs were recognized.

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

Overview

We are a biopharmaceutical company that has developed ONS-5010/LYTENAVATM as the first ophthalmic formulation of bevacizumab approved by the European Commission in the European Union, or EU, and the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, or UK, for use in the treatment of wet age-related macular degeneration, or wet AMD. Our Biologics License Application, or BLA, is currently under review at the U.S. Food and Drug Administration, or FDA, for the use of ONS-5010/LYTENAVA as a treatment for wet AMD in the United States. Our initial goal is to launch directly in the EU and UK in the second quarter of calendar 2025, and, if approved, to launch directly in the United States as the first and only approved ophthalmic bevacizumab for the treatment of wet AMD. Our plans also include seeking approval and launching the product in Japan and other markets.

Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. Prior to the approval of ONS-5010/LYTENAVA in the EU and UK, bevacizumab had only been approved for use in the treatment of various forms of cancer and had not been optimized for use in the treatment of retina diseases. Because there previously were no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted standard biologic therapeutic applications and are not using the biosimilar drug regulatory pathway that would be required if bevacizumab were an approved drug for the targeted disease. Off-label repackaged bevacizumab is a frequently used first-line anti-VEGF treatment in Europe (approximately 2.8 million injections annually) and the United States (approximately 2.7 million injections annually) based on data compiled from various sources (Citeline (2023), Global Data (2023) and Market Scope (2022); ASRS 2024 Membership Survey Presented at ASRS NY 2022; Market Scope 2024 US Retina Quarterly Updates; GlobalData: Age-Related Macular Degeneration: Global Drug Forecast and Market Analysis to 2028 (April 2020)). We believe ONS-5010/LYTENAVA has potential to mitigate risks associated with off-label use of unapproved bevacizumab. We believe there is significant opportunity in Europe with a total anti-VEGF retina market estimated to be approximately $3.6 billion, including approximately 1.52 million treated patients and approximately 8.3 million total anti-VEGF units (Citeline (2023); Global Data (2023); Market Scope (2022); 2. IQVIA MIDAS data Q3 2023; Graefe's Archive for Clinical and Experimental Ophthalmology (2020) 258:503–511). We similarly see significant opportunity in the United States, with a estimated $8.5 billion total anti-VEGF retina market, where an estimated 55% of off-label repackaged bevacizumab injections are used as a first-line agent and 34% as maintenance therapy (Citeline (2023); Global Data (2023); Market Scope (2022); ASRS 2024 Membership Survey Presented at ASRS NY 2022; Market Scope 2024 US Retina

Quarterly Updates; GlobalData: Age-Related Macular Degeneration: Global Drug Forecast and Market Analysis to 2028 (April 2020)). We estimate the global market for anti-VEGF retina to be approximately $16 billion (Citeline (2023), Global Data (2023) and Market Scope (2022)).

In May 2024, the European Commission granted the Marketing Authorization for ONS-5010/LYTENAVA for the treatment of wet AMD in the EU. The decision applied automatically in all 27 EU Member States, and, within 30 days, also to Iceland, Norway and Liechtenstein. In July 2024, the MHRA granted marketing authorization for ONS-5010/LYTENAVA for the treatment of wet AMD in the UK under the new International Recognition Procedure, or IRP, which allows the MHRA to rely on an authorization received for the same product from one of MHRA’s specified Reference Regulators, or RRs, when considering an application for marketing authorization in the UK. These RRs include a positive opinion by the EMA’s CHMP concerning an application for grant of marketing authorization for the same product in the EU. ONS-5010/LYTENAVA is the first and only authorized ophthalmic formulation of bevacizumab for use in treating wet AMD in the EU and UK.

Separately, in March 2022, we submitted a BLA with the FDA for ONS-5010/LYTENAVA for the treatment of wet AMD. In May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010/LYTENAVA on August 30, 2022, and in October 2022, we received confirmation from the FDA that our BLA had been accepted for filing with a goal date of August 29, 2023 for a review decision by the FDA. On August 29, 2023, we received a Complete Response Letter, or CRL, in which the FDA concluded it could not approve the BLA during this review cycle due to several chemical, manufacturing and control, or CMC, issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010/LYTENAVA, as well as additional requested CMC data indicated in the CRL to approve ONS-5010/LYTENAVA for use in wet AMD.

We agreed to conduct an additional adequate and well-controlled clinical trial following discussions with the FDA in support of our BLA for ONS-5010/LYTENAVA. In December 2023, we submitted a Special Protocol Assessment, or SPA, to the FDA for this study (NORSE EIGHT) seeking confirmation that, if successful, it will address the FDA’s requirement for a second adequate and well-controlled clinical trial to support our planned resubmission of the ONS-5010/LYTENAVA BLA. In January 2024, we received confirmation that the FDA had reviewed and agreed upon the NORSE EIGHT trial protocol pursuant to the SPA. If the NORSE EIGHT trial is successful, it would satisfy the FDA’s requirement for a second adequate and well-controlled clinical trial to address fully the clinical deficiency identified in the CRL. In addition, through a Type A meeting and additional interactions with the FDA, we identified the approaches needed to resolve the CMC comments in the CRL. We believe that we have addressed the open CMC items and have concluded a series of Type C and Type D meetings with the FDA to help resolve these comments. In November 2024, we reported that ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the SPA. However, the preliminary data from the trial demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010/LYTENAVA. Analysis of the complete week 12 data set for NORSE EIGHT provided additional evidence of improvement in vision and biological activity. We resubmitted the BLA application for ONS-5010/LYTENAVA in February 2025. In April 2025, we received notification from the FDA that the Prescription Drug User Fee Act, or PDUFA, goal date for a decision on the BLA is August 27, 2025. If approved, we expect to receive 12 years of regulatory exclusivity in the United States.

Our initial BLA submission for ONS-5010/LYTENAVA in wet AMD involved three clinical trials, which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. The study design for our clinical program to evaluate ONS-5010/LYTENAVA as an ophthalmic formulation of bevacizumab was reviewed at an end of Phase 2 meeting with the FDA in April 2018, and we filed our investigational new drug application, or IND, with the FDA in the first quarter of calendar 2019. In August 2020, we reported achieving the anticipated safety and efficacy proof-of-concept results from NORSE ONE, a clinical experience study. NORSE TWO was our pivotal Phase 3 clinical trial comparing ONS-5010/LYTENAVA to ranibizumab (LUCENTIS). The topline results reported from NORSE TWO in August 2021 showed that ONS-5010/LYTENAVA met the primary and key secondary endpoints for efficacy with clinically impactful change observed for treated patients. In March 2021, we reported that the results from NORSE THREE showed a positive safety profile for ONS-5010/LYTENAVA.

As agreed to with the FDA in the SPA, NORSE EIGHT was a randomized, controlled, parallel-group, masked, non-inferiority study of approximately 400 newly diagnosed, wet AMD subjects randomized in a 1:1 ratio to receive 1.25 mg ONS-5010/LYTENAVA or 0.5 mg ranibizumab intravitreal injections. Subjects received injections at Day 0 (randomization), Week 4, and Week 8 visits, with a final follow-up visit at Week 12. The primary endpoint was the mean change in best corrected visual acuity (BCVA) from baseline to week 8. In November 2024, we reported that ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the SPA. The difference in the means between the ONS-5010/LYTENAVA and ranibizumab arms in the NORSE EIGHT trial was -2.257 BCVA letters with a 95% confidence interval of (-4.044, -0.470) while the lower bound of the pre-specified non-inferiority margin in the SPA was -3.5 at a 95% confidence interval; the hypothesis of noninferiority was not met (p>0.025). In the intent-to-treat, or ITT, primary dataset, NORSE EIGHT demonstrated a mean +4.2 letter improvement in BCVA in the ONS-5010/LYTENAVA arm and +6.3 letter improvement in BCVA in the ranibizumab arm. However, the preliminary data from the trial demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010/LYTENAVA. In January 2025, we reported the complete week 12 data and safety results from NORSE EIGHT, which continued to demonstrate an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile. At week 12, the difference in the mean between ONS-5010/LYTENAVA and ranibizumab was -1.009 BCVA letters with a 95% confidence interval of (-2.865, 0.848) in the NORSE EIGHT trial. Applying the statistical parameters from the week 8 primary endpoint with the lower bound of the non-inferiority margin at -3.5 with a 95% confidence interval, the noninferiority margin was met at week 12, indicating that the two study arms are not different at this timepoint. In the ITT population, NORSE EIGHT demonstrated a mean 5.5 letter improvement in BCVA in the ONS-5010/LYTENAVA arm and 6.5 letter improvement in BCVA in the ranibizumab arm. Additionally, the change in central retinal thickness, a measure of anatomical response, was similar in both study arms at all three study timepoints. The safety results demonstrated across the full duration of NORSE EIGHT are consistent with previously reported safety results from the NORSE ONE, NORSE TWO, and NORSE THREE clinical trials, with no cases of retinal vasculitis reported in either study arm.

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

Macroeconomic and Geopolitical Factors

Global uncertainty due to tariffs and global macroeconomic conditions may have a material adverse effect on the rollout of LYTENAVA in the abovementioned markets. In recent weeks the global financial markets have experienced significant disruptions due to various macroeconomic factors, including, among other things, the impacts of fluctuations in inflation and interest rates, tariffs and trade tensions, current or potential future bank failures or ongoing overseas conflict, resulting in a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. Finally, there is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

Going Concern

Through March 31, 2025, we have funded substantially all of our operations with $584.0 million in net proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the six months ended March 31, 2025 was $29.0 million. We also had a net loss of $125.5 million for the six months ended March 31, 2024. We have not generated any revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010/LYTENAVA or any other product candidate we may develop.

On January 16, 2025, we entered into a warrant exercise inducement offer letter agreement, or the Syntone Warrant Inducement Transaction, with Syntone Ventures, LLC, or Syntone, pursuant to which Syntone agreed to exercise existing warrants, or the Existing Syntone Warrants, for an aggregate of 1,071,429 shares of common stock at a reduced exercise price of $2.51 per share. In exchange, we agreed to issue two new inducement warrants for each Existing Syntone Warrant exercised, or the Syntone Inducement Warrants, which will be exercisable for up to 2,142,858 shares of common stock, or the Syntone Inducement Warrant Shares, at an exercise price of $2.26 per share. The closing of the Syntone Warrant Inducement Transaction is subject to receipt of certain regulatory approvals. We expect to generate net proceeds of approximately $2.4 million after capital markets advisory fees and estimated offering costs. As of the date of this filing, Syntone has not received regulatory approval and, thus, we have not yet received the proceeds from the exercise of the Existing Syntone Warrants, and the Syntone Tranche A and B Inducement Warrants have not been issued. There can be no assurance that Syntone will receive the requisite regulatory approval in the near term or at all, and we may never receive the proceeds from the exercise of the Existing Syntone Warrants, or issue, or receive proceeds from the exercise of, the Syntone Inducement Warrants. For further details on the Syntone Warrant Inducement Transaction, refer to Note 9 to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of March 31, 2025, are sufficient to fund our operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

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

Interest Expense (Income), Net

Interest expense (income), net consists of original issue discount and debt issuance costs that were written off. net of interest income. We elected to account for the unsecured convertible promissory notes at fair value and was not required to bifurcate the conversion option as a derivative and as a result the original issue discount and debt issuance costs were written off upon election to fair value and accounted for as interest. Interest income is earned from short term investments primarily money market investments.

Loss from change in fair value of promissory notes

The change in fair value relates to convertible promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our convertible promissory notes. We recorded the convertible promissory note at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations. The changes in fair value are primarily driven by variations in risk yield, stock price, and the remaining term of the notes.

Warrant Related Expenses

The warrant related expense relates to the excess of the fair value of the warrants upon issuance over the proceeds of the private placement that closed on March 18, 2024. The excess fair value of the warrants over the net proceeds was recorded in the unaudited interim consolidated statement of operations.

Warrant Inducement Expenses

The warrant inducement expenses are composed of the remeasurement charges for existing warrants that were exercised in a warrant inducement transaction, which were exercised at a modified, reduced exercise price. Additionally, this expense includes the fair value of the inducement warrants that were issued concurrently with the exercise of the existing warrants. For further details on warrant inducement transaction refer to Note 9 of the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(Gain) loss from change in fair value of warrant liability

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

	Three months ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$4,407,019	$13,508,934	$(9,101,915)
General and administrative	7,984,509	5,431,041	2,553,468
Loss from operations	(12,391,528)	(18,939,975)	6,548,447

Loss on equity method investment	36,409	30,595	5,814
Interest expense, net	18,502	3,084,035	(3,065,533)
Loss from change in fair value of promissory notes	2,111,028	8,519,153	(6,408,125)
Warrant related expenses	—	34,097,568	(34,097,568)
Warrant inducement expenses	33,856,814	—	33,856,814
(Gain) loss from change in fair value of warrant liability	(2,059,875)	49,614,817	(51,674,692)
Loss before income taxes	(46,354,406)	(114,286,143)	67,931,737
Income tax expense	2,800	2,800	—
Net loss	$(46,357,206)	$(114,288,943)	$67,931,737

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
ONS-5010/LYTENAVA development	$3,709,799	$12,371,350
Compensation and related benefits	356,538	665,018
Stock-based compensation	88,224	236,960
Other research and development	252,458	235,606
Total research and development expenses	$4,407,019	$13,508,934

Research and development expenses for the three months ended March 31, 2025 decreased by $9.1 million compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease of $8.7 million in ONS-5010/LYTENAVA development expenses related to conducting the NORSE EIGHT clinical trial, which was initiated  and began enrolling patients in January 2024 and completed enrollment in September 2024.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Professional fees	$1,720,110	$1,776,559
Compensation and related benefits	1,082,722	1,423,392
Stock-based compensation	1,615,441	1,073,547
Europe prelaunch expenses	2,607,861	—
Facilities, fees and other related costs	958,375	1,157,543
Total general and administrative expenses	$7,984,509	$5,431,041

General and administrative expenses for the three months ended March 31, 2025 increased by $2.6 million when compared to the three months ended March 31, 2024. This increase was due to $2.6 million in prelaunch expenses incurred for ONS-5010/LYTENAVA in Europe.

Interest expense, net

Interest expense, net, decreased by $3.1 million due to convertible promissory note maturity extension fees recognized during the three months ended March 31, 2024.

Loss from change in fair value of promissory notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory note. We record the promissory note at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations. The changes in fair value are primarily driven by variations in risk yield, stock price, and the remaining term of the notes.

Warrant related expenses

During the three months ended March 31, 2024, we recognized charges associated with warrants issued during the quarter, which were categorized as liabilities. These expenses amounted to the difference between the fair value of the warrants and the net proceeds received from a private placement that closed on March 18, 2024. For further details on warrants to purchase shares of common stock, refer to Note 9 of the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Warrant inducement expenses

During the three months ended March 31, 2025, we recognized inducement charges associated with warrants exercised in the period. For further details on warrant inducement transaction refer to Note 9 of the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(Gain) loss from change in fair value of warrant liability

The loss recorded during the three months ended March 31, 2024 was due to the increase in the price per share of common stock from March 18, 2024, the date of issuance, to March 31, 2024. The gain recorded during the quarter ended March 31, 2025 was primarily due to the reduction in the price per share of common stock from December 31, 2024 to March 31, 2025.

Comparison of Six Months Ended March 31, 2025 and 2024

	Six months ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$14,067,169	$18,038,292	$(3,971,123)
General and administrative	19,931,211	11,224,805	8,706,406
Loss from operations	(33,998,380)	(29,263,097)	(4,735,283)

Loss on equity method investment	69,704	28,047	41,657
Interest (income) expense, net	(30,379)	2,895,358	(2,925,737)
Loss from change in fair value of promissory notes	3,415,028	9,512,153	(6,097,125)
Warrant related expenses	—	34,097,568	(34,097,568)
Warrant inducement expenses	33,856,814	—	33,856,814
(Gain) loss from change in fair value of warrant liability	(42,332,755)	49,668,159	(92,000,914)
Loss before income taxes	(28,976,792)	(125,464,382)	96,487,590
Income tax expense	2,800	2,800	—
Net loss	$(28,979,592)	$(125,467,182)	$96,487,590

Research and development expenses

The following table summarizes our research and development expenses by functional area for the six months ended March 31, 2025 and 2024:

	Six months ended March 31,
	2025	2024
ONS-5010/LYTENAVA development	$12,435,648	$15,784,424
Compensation and related benefits	925,665	1,328,629
Stock-based compensation	198,253	468,376
Other research and development	507,603	456,863
Total research and development expenses	$14,067,169	$18,038,292

Research and development expenses for the six months ended March 31, 2025 decreased by $4.0 million compared to the six months ended March 31, 2024. The decrease was primarily due to a decrease of $3.3 million in ONS-5010/LYTENAVA development expenses related to conducting the NORSE EIGHT clinical trial, which was initiated and began enrolling patients in January 2024 and completed enrollment in September 2024.

General and administrative expenses

The following table summarizes our general and administrative expenses by type for the six months ended March 31, 2025 and 2024:

	Six months ended March 31,
	2025	2024
Professional fees	$4,440,832	$3,919,228
Compensation and related benefits	3,862,911	3,400,879
Stock-based compensation	5,177,832	2,114,742
Europe prelaunch expenses	4,674,937	—
Facilities, fees and other related costs	1,774,699	1,789,956
Total general and administrative expenses	$19,931,211	$11,224,805

General and administrative expenses for the six months ended March 31, 2025 increased by $8.7 million when compared to the six months ended March 31, 2024. This increase was due to $4.7 million in prelaunch expenses for ONS-5010/LYTENAVA in Europe, an increase of $3.5 million in combined cash and stock-based compensation, which was primarily related to severance costs from the departure of our former Chief Executive Officer and our December 2024 reduction in headcount.

Interest expense, net

Interest expense, net decreased by $2.9 million primarily due to convertible promissory note maturity extension fees of $3.1 million recognized during the six months ended March 31, 2024 partially offset by interest income earned from money market investments.

Loss from change in fair value of promissory notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory note. We record the promissory note at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations. The changes in fair value are primarily driven by variations in risk yield, stock price, and the remaining term of the notes.

Warrant related expenses

During the six months ended March 31, 2024, we recognized charges associated with warrants issued during the quarter, which were categorized as liabilities. These expenses amounted to the difference between the fair value of the warrants and the net proceeds received from a private placement that closed on March 18, 2024. For further details on warrants to purchase shares of common stock, refer to Note 9 of the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Warrant inducement expenses

During the six months ended March 31, 2025, we recognized inducement charges associated with warrants exercised in the period. For further details on warrant inducement transaction refer to Note 9 of the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(Gain) loss from change in fair value of warrant liability

The loss recorded during the six months ended March 31, 2024 was due to the increase in the price per share of common stock from March 18, 2024, the date of issuance, to March 31, 2024. The gain recorded during the six months ended March 31, 2025 was primarily due to the reduction in the price per share of common stock from September 30, 2024 to March 31, 2025.

Liquidity and Capital Resources

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through March 31, 2025, we have funded substantially all of our operations with $584.0 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010/LYTENAVA or any other product candidate we may develop. We will need additional financing to fund our operations in the future, fully commercialize ONS-5010/LYTENAVA, to develop any other product candidates and to continue as a going concern. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, including through an at-the-market offering program, the issuance of additional debt, and revenues from potential future product sales, if any. Alternatively, we may be required to, among other things, modify our clinical trial plans for ONS-5010/LYTENAVA in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

On May 16, 2023, we entered into an At-the-Market Sales Agreement with BTIG, LLC, or BTIG, as sales agent, as amended, the ATM Agreement or the ATM Offering, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through BTIG. Under the ATM Agreement, we pay BTIG a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the ATM Agreement. The offering of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms.

During the six months ended March 31, 2025, we sold 1,926,742 shares of common stock under the ATM Offering and generated approximately $3.2 million in net proceeds after paying fees to BTIG and other issuance costs of $0.1 million.

In April 2025 and May 2025, we sold 649,948 shares of common stock under the ATM Agreement and generated $1.0 million in net proceeds after paying fees to BTIG and other issuance costs assessed as immaterial.

On December 22, 2022, we entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note with a face amount of $31.8 million, or the December 2022 Note, to Streeterville Capital, LLC, or the Lender, who was the holder of our November 2021 Note. The December 2022 Note had an original issue discount of $1.8 million. A portion of the proceeds from the December 2022 Note was used to repay in full the remaining outstanding principal and accrued interest on the November 2021 Note, which was cancelled upon repayment. We received net proceeds of $18.1 million upon the closing on December 28, 2022, after deducting the Lender’s transaction costs in connection with the issuance and November 2021 Note repayment. In December 2023, we extended the maturity of the December 2022 Note from January 1, 2024, to April 1, 2024. We incurred a $475 thousand extension fee. The December 2022 Note bore interest at 9.5% per annum through April 1, 2024. On January 22, 2024, we entered into an amendment to the December 2022 Note, or the Note Amendment, with the Lender, which became effective on April 1, 2024, after the satisfaction of certain closing conditions, including various required stockholder approvals and the closing of the private placement that closed on March 18, 2024. The maturity of the December 2022 Note was extended to July 1, 2025. An extension fee of $2.7 million (calculated as 7.5% of the outstanding balance of the December 2022 Note) was added to the outstanding balance on March 18, 2024. Under the Note Amendment, the initial conversion price with respect to $15.0 million in aggregate principal amount of the December 2022 Note was changed to $7.00, the price per share in the private placement that closed on March 18, 2024, and the remaining aggregate principal amount was converted at a price of $40.00 per share. Effective April 1, 2024, the December 2022 Note bore interest at the prime rate (as published in the Wall Street Journal) plus 3% (subject to a floor of 9.5%), and we had an obligation to repay at least $3.0 million (by either cash or conversion into common stock) of the outstanding balance of the December 2022 Note for each calendar quarter beginning with the second calendar quarter of 2024 (subject to adjustment for conversions by the Lender and to payment of an exit fee as set forth in the December 2022 Note) and continuing until the December 2022 Note was repaid in full. On March 13, 2025, we used the proceeds from the March 2025 Note (as defined below) to pay off the December 2022 Note.

On March 13, 2025, we issued an unsecured convertible promissory note for $33.1 million, or the March 2025 Note, to Avondale Capital, LLC, or Avondale, pursuant to a Securities Purchase Agreement, or the SPA, dated January 31, 2025. Certain terms of the March 2025 Note were approved at our annual meeting of stockholders on March 11, 2025, and we used the proceeds from the March 2025 Note to pay off the December 2022 Note. For a description of the SPA and the March 2025 Note, see “Description of Indebtedness” below for additional detail.

On January 16, 2025, we entered into warrant inducement offer letter agreements, or the Warrant Inducement Transaction, with GMS Ventures and Investments, or GMS, and certain other holders of existing warrants to purchase our common Stock, or Existing Warrants, pursuant to which the holders agreed to exercise their Existing Warrants for an aggregate of 7,074,637 shares of common stock at a reduced exercise price of $2.51 per share. In exchange, we issued two new inducement warrants for each Existing Warrant exercised, which are exercisable for an aggregate of up to 14,149,274 shares of common stock at an exercise price of $2.26 per share. We received net proceeds of $15.9 million, after capital markets advisory fees and offering costs, from the Warrant Inducement Transaction.

Concurrently with the Warrant Inducement Transaction, we entered into the Syntone Warrant Inducement Transaction, pursuant to which Syntone agreed to exercise the Existing Syntone Warrants for an aggregate of 1,071,429 shares of common stock at a reduced exercise price of $2.51 per share. In exchange, we agreed to issue two new Syntone Inducement Warrants for each existing warrant exercised, which will be exercisable for up to 2,142,858 Syntone Inducement Warrant Shares at an exercise price of $2.26 per share. The closing of the Syntone Warrant Inducement Transaction is subject to receipt of regulatory approval. We expect to generate net proceeds of approximately $2.4 million after capital markets advisory fees and estimated offering costs. As of the date of this filing, Syntone has not received regulatory approval and, thus, we have not yet received the proceeds from the exercise of the Existing Syntone Warrants, and the Syntone Inducement Warrants have not been issued. There can be no assurance that Syntone will receive the requisite regulatory approval in the near term or at all, and we may never receive the proceeds from the exercise of the Existing Syntone Warrants, or issue, or receive proceeds from the exercise of, the Syntone Inducement Warrants. For further details on the Warrant Inducement Transaction and Syntone Warrant Inducement Transaction, refer to Note 9 to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of March 31, 2025 are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our future operations are highly dependent on a combination of factors, including: (i) the timely and successful completion of additional financing discussed above; (ii) our ability to successfully commercialize ONS-5010/LYTENAVA, including executing marketing arrangements, or complete revenue-generating partnerships with other companies; (iii) the success of our research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately; (v) regulatory approval and market acceptance of our proposed future products. See “Overview—Macroeconomic and Geopolitical Factors” for additional information regarding the macroeconomic and geopolitical factors that could have a material adverse effect on our business and results of operations.

Funding Requirements

We plan to focus in the near term on supporting the review of our BLA submission for ONS-5010/LYTENAVA with the FDA and to prepare for the potential launch of ONS-5010/LYTENAVA, if approved, to support the generation of commercial revenues. We anticipate we will incur net losses and negative cash flow from operations for the foreseeable future. We may not be able to successfully commercialize ONS-5010/LYTENAVA if, among other things, the FDA does not approve our BLA when we expect, or at all, or if we are not able to secure sufficient funding of our expected post-launch commercial costs.

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

We do not believe that the existing cash and cash equivalents as of March 31, 2025 are sufficient to fund our operations through one year from the date of this Quarterly Report on Form 10-Q. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six months ended March 31,
	2025	2024
Net cash used in operating activities	$(27,551,081)	$(32,299,606)
Net cash provided by financing activities	20,179,856	56,136,733
Net decrease in cash and cash equivalents	$(7,371,225)	$23,837,127

Operating Activities

During the six months ended March 31, 2025, we used $27.6 million of cash in operating activities resulting primarily from our net loss of $29.0 million. This use of cash was partially offset by $0.5 million of non-cash items such as stock-based compensation, loss from change in fair value of promissory notes, warrant inducement expenses, gain from change in fair value of warrant liability, loss on equity method investment and depreciation and amortization expense. The net cash inflow of $1.0 million from changes in our operating assets and liabilities was primarily due to a decrease in prepaid expenses of $5.8 million associated with ONS-5010/LYTENAVA development costs relating to clinical trial and drug development costs, partially offset by an increase in inventory of $3.6 million relating to commercial inventory manufactured during the period and a decrease in accounts payable and accrued expenses of $1.2 million, primarily due to timing of payments

During the six months ended March 31, 2024, we used $32.3 million of cash in operating activities resulting primarily from our net loss of $125.5 million. This use of cash was partially offset by $98.6 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of promissory notes, warrant related expense, change in fair value of warrant liability, loss on equity method investment and depreciation and amortization expense. The net cash outflow of $5.5 million from changes in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $2.5 million, and an increase in prepaid expenses of $3.0 million for timing of payments associated with ONS-5010/LYTENAVA development costs relating to clinical trial and drug development costs.

Financing Activities

During the six months ended March 31, 2025, net cash provided by financing activities was $20.2 million. This was primarily driven by net proceeds of $33.1 million from the issuance of the March 2025 Note, net proceeds of $16.8 million received from the exercise of common stock warrants related to the Warrant Inducement Transaction with GMS and certain other holders of Existing Warrants and net proceeds of $3.2 million from the sale of common stock under the ATM Offering. During this period, we utilized proceeds from the March 2025 Note to pay $32.9 million to fully settle the December 2022 Note.

During the six months ended March 31, 2024, net cash provided by financing activities was $56.1 million, primarily attributable to $56.1 million in net proceeds from a private placement in March 2024 of an aggregate 8,571,423 common stock shares and warrants to purchase an aggregate of 12,857,133 shares of common stock.

Description of Indebtedness

On March 13, 2025, we issued the March 2025 Note for $33,100,000 to Avondale pursuant to the SPA. Certain terms of the March 2025 Note were approved at our annual meeting of stockholders on March 11, 2025, and we used the proceeds from the March 2025 Note to pay off the December 2022 Note. On March 28, 2025, we filed a registration statement registering the resale of common stock issuable upon conversion of the March 2025 Note.

The March 2025 Note will initially bear interest at the prime rate as published in the Wall Street Journal, plus an additional 3%, subject to a floor of 9.5%. The March 2025 Note is scheduled to mature on July 1, 2026, and will be convertible into common stock. We are obligated to repay a minimum of $3,000,000 of the outstanding balance of the March 2025 Note each calendar quarter starting with the second calendar quarter of 2025, subject to adjustments for conversions by Avondale and the payment of an exit fee of 7.5%, or the Quarterly Debt Reduction Obligations. Any amount converted by Avondale during a given calendar quarter in excess of the Quarterly Debt Reduction Obligations will be credited toward meeting the Quarterly Debt Reduction Obligations for the next quarter or quarters.

Commencing on the earlier of (i) six months following the issuance of the March 2025 Note and (ii) the date on which the Registration Statement is declared effective, or the Conversion Commencement Date, Avondale shall have the right to convert all or any portion of the outstanding balance under the March 2025 Note into shares of common stock, calculated by dividing the amount of the March 2025 Note being converted by the Conversion Price (as defined below). Furthermore, we retain the right to convert any portion of the outstanding balance under the March 2025 Note into shares of common stock at the Conversion Price, provided certain conditions are met at the time of conversion, including, but not limited to, the condition that the daily volume-weighted average price of our common stock on Nasdaq equals or exceeds $3.00 per share (subject to adjustments for stock splits and combinations) for a period of 30 consecutive trading days, and that the median daily dollar trading volume during the preceding 30 trading day period meets or exceeds $1,000,000. We reserve the right to make payments (i) in cash, (ii) in shares of common stock, calculated as the applicable payment amount divided by the Conversion Price, or (iii) a combination of both cash and shares of common stock. Any cash payments made by us, including prepayments or payments made at maturity, will incur an additional fee of 7.5%.

The March 2025 Note stipulates that we shall not permit any conversion of the March 2025 Note if, following such conversion, Avondale and its affiliates would beneficially own shares of common stock exceeding 4.99% of the total number of outstanding shares as of that date, or the Beneficial Ownership Limitation. However, this limitation shall increase to 9.99% when our market capitalization falls below $25,000,000. Avondale may, by written notice to us, adjust the Beneficial Ownership Limitation for itself, though any such adjustment will not take effect until the 61st day after such notice is received.

In the event of specific occurrences outlined in the March 2025 Note—such as our failure to fulfill payment obligations, non-compliance with the Quarterly Debt Reduction Obligations, insolvency or bankruptcy events, breaches of covenants in the SPA and the March 2025 Note, and unauthorized transactions without Avondale’s consent, collectively referred to as Trigger Events—Avondale reserves the right to increase the balance of the March 2025 Note by 10% in the case of a Major Trigger Event (as defined in the March 2025 Note) and by 5% for a Minor Trigger Event (as defined in the March 2025 Note). Should any Trigger Event persist without resolution for ten trading days following written notification from Avondale, this will constitute an event of default, such event, an Event of Default. Upon an Event of Default, Avondale may accelerate the March 2025 Note, resulting in all amounts becoming immediately due and payable, with interest accruing at a rate of 22% per annum until full payment is made.

Under the terms of the March 2025 Note, the “Conversion Price” is defined as $2.26 per share prior to a Major Trigger Event (subject to adjustments for stock splits and combinations). Following a Major Trigger Event, the Conversion Price will be the lesser of (i) $2.26 per share (subject to adjustments) or (ii) 90% of the lowest closing bid price over the three trading days preceding the conversion notice. Furthermore, if the Conversion Price falls below $0.404 per share (subject to adjustments), we will be required to fulfill a conversion notice from Avondale in cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter ended March 31, 2025.

Part II. Other Information

Item 1. Legal Proceedings

On November 3, 2023, a securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Exchange Act in connection with allegedly false and misleading statements made by us related to our BLA during the period from August 3, 2021 through August 29, 2023. The complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010/LYTENAVA as a treatment for wet AMD and that we and/or our manufacturing partner had deficient CMC controls for ONS-5010/LYTENAVA, which remained unresolved at the time our BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve our BLA, and that our stock price dropped when such information was disclosed. The plaintiffs in the class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On June 25, 2024, the defendants filed a motion to dismiss the amended class action complaint in its entirety. On February 6, 2025, the court entered an order granting the motion to dismiss and dismissing the complaint without prejudice and with leave to amend. On March 14, 2025, the plaintiffs filed their second amended class action complaint. On April 23, 2025, the defendants filed a motion to dismiss the plaintiffs’ second amended class action complaint in its entirety.

On October 10, 2024, certain of our officers and directors were named as defendants in a shareholder derivative action filed in the District Court of the District of Delaware.  The derivative complaint alleges that defendants breached their fiduciary duties by causing and/or allowing the company to violate federal securities laws based on the same alleged misstatements as the securities class action.  The derivative complaint also alleges defendants violated Section 14(a) of the Exchange Act, as well as claims for contribution, unjust enrichment, and waste of corporate assets. The derivative complaint seeks unspecified damages, corporate governance reforms, restitution, contribution, attorneys’ fees, and other costs. The derivative action is currently stayed, pending the final resolution of the November 3, 2023 securities class action pending in the United States District Court for the District of New Jersey.

The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the pending lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense of the pending lawsuits and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits as there is still uncertainty as to whether the litigation will result in any liability. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.

From time to time, we may also become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no additional claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Except as set forth below, as of March 31, 2025, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended September 30, 2024 filed with the SEC on December 27, 2024.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business, results of operations and financial condition.

In recent weeks the global financial markets have experienced significant disruptions due to various macroeconomic factors, including, among other things, the impacts of fluctuations in inflation and interest rates, tariffs and trade tensions, current or potential future bank failures or ongoing overseas conflict, resulting in a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. Finally, there is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on March 14, 2025)

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the SEC on March 26, 2021).

10.1#

Retention Bonus Letter, dated April 10, 2025, by and between the Company and Lawrence A. Kenyon (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 11, 2025).

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

OUTLOOK THERAPEUTICS, INC.

Date: May 15, 2025	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer and Interim Chief Executive Officer (Principal Executive, Financial and Accounting Officer)