Form 10-Q
period 2025-06-30
Outlook Therapeutics, Inc.
filed 2025-08-14
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of August 11, 2025 was 44,419,529.

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

References to ONS-5010 and/or LYTENAVA refer to an ophthalmic formulation of bevacizumab for use in retinal indications which, as the context requires: (i) is currently commercially available in Germany and in the United Kingdom as LYTENAVA™ (bevacizumab gamma) for the treatment of wet age-related macular degeneration (wet AMD) and (ii) is currently the subject of a Biologics Licensing Application under review by the U.S. Food and Drug Administration.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, and in Part II, Item 1A. “Risk Factors” of this Quarterly Report, including, among other things, risks associated with:

●	our ability to obtain and maintain regulatory approval for ONS-5010/LYTENAVA in the United States and other markets;
●	our ability to successfully commercialize and generate revenues from the sale of LYTENAVA™ (bevacizumab gamma) in the United Kingdom and European Union;
●	the rate and degree of market acceptance of our current and future product candidates, including our commercialization strategy and manufacturing capabilities for ONS-5010/LYTENAVA;
●	our ability to fund our working capital requirements, the sufficiency of our current cash resources and our need for additional funding;
●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved, for commercial use;
●	whether the results of our clinical trials will be sufficient to support domestic or global regulatory approvals;
●	the initiation, timing, progress and results of our clinical trials of our lead product candidate, ONS-5010/LYTENAVA;
●	our reliance on our contract manufacturing organizations and other vendors;
●	the implementation of our business model and strategic plans for our business and product candidates;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve; and
●	the factors that may impact our financial results.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2025	September 30, 2024

Assets
Current assets:
Cash and cash equivalents	$8,900,814	$14,927,538
Accounts receivable	1,751,422	—
Inventory	4,126,716	—
Prepaid expenses and other current assets	6,317,332	12,488,498
Total current assets	21,096,284	27,416,036

Operating lease right-of-use assets, net	238,266	274,645
Equity method investment	592,602	693,190
Other assets	464,388	439,283
Total assets	$22,391,540	$28,823,154

Liabilities and stockholders’ deficit

Current liabilities:
Current portion of unsecured convertible promissory note	$14,000,000	$29,440,000
Current portion of operating lease liabilities	56,560	50,907
Accounts payable	10,262,137	7,968,725
Accrued expenses	5,313,670	3,237,468
Income taxes payable	1,856,629	1,856,629
Total current liabilities	31,488,996	42,553,729

Unsecured convertible promissory note	20,437,000	—
Operating lease liabilities	204,145	246,922
Warrant liability	7,451,124	59,099,013
Total liabilities	59,581,265	101,899,664

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 260,000,000 shares authorized; 43,479,051 and 23,905,635 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	434,791	239,057
Additional paid-in capital	554,792,478	469,969,333
Accumulated deficit	(592,416,994)	(543,284,900)
Total stockholders' deficit	(37,189,725)	(73,076,510)
Total liabilities and stockholders' deficit	$22,391,540	$28,823,154

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

Revenues, net	$1,505,322	$—	$1,505,322	$—
Cost of revenues	439,815	—	439,815	—
Gross profit	1,065,507	—	1,065,507	—
Operating expenses:
Research and development	7,134,706	11,201,754	21,201,875	29,240,046
Selling, general and administrative	9,679,481	8,360,933	29,610,692	19,585,738
Loss from operations	(15,748,680)	(19,562,687)	(49,747,060)	(48,825,784)
Loss on equity method investment	30,884	57,497	100,588	85,544
Interest expense (income), net	49,351	(404,593)	18,972	2,490,765
Loss (gain) from change in fair value of promissory notes	2,323,977	(7,563,000)	5,739,005	1,949,153
Warrant related expenses (Note 9)	—	3,392,444	—	37,490,012
Warrant inducement expenses (Note 9)	—	—	33,856,814	—
Loss (gain) from change in fair value of warrant liability	1,999,610	(59,454,222)	(40,333,145)	(9,786,063)
(Loss) income before income taxes	(20,152,502)	44,409,187	(49,129,294)	(81,055,195)
Income tax expense	—	—	2,800	2,800
Net (loss) income	$(20,152,502)	$44,409,187	$(49,132,094)	$(81,057,995)

Per share information:
Net (loss) income per share of common stock, basic	$(0.55)	$1.91	$(1.60)	$(4.82)
Net loss per share of common stock, diluted	$(0.55)	$(0.89)	$(1.60)	$(4.82)
Weighted average shares outstanding, basic	36,956,582	23,227,069	30,663,988	16,822,774
Weighted average shares outstanding, diluted	36,956,582	25,476,438	30,663,988	16,822,774

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Stockholders' Deficit
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2024	23,905,635	$239,057	$469,969,333	$(543,284,900)	$(73,076,510)
Sale of common stock, net of issuance costs	1,000,000	10,000	1,726,042	—	1,736,042
Stock-based compensation expense	—	—	3,672,420	—	3,672,420
Net income	—	—	—	17,377,614	17,377,614
Balance at December 31, 2024	24,905,635	249,057	475,367,795	(525,907,286)	(50,290,434)
Sale of common stock, net of issuance costs	926,742	9,268	1,401,947	—	1,411,215
Issuance of common stock and common stock warrants in connection with exercise of common stock warrants	7,074,637	70,746	60,980,296	—	61,051,042
Stock-based compensation expense	—	—	1,722,778	—	1,722,778
Net loss	—	—	—	(46,357,206)	(46,357,206)
Balance at March 31, 2025	32,907,014	329,071	539,472,816	(572,264,492)	(32,462,605)
Sale of common stock, net of issuance costs	10,560,976	105,609	13,612,639	—	13,718,248
Issuance of common stock in connection with conversion of convertible promissory note	11,061	111	24,889	—	25,000
Stock-based compensation expense	—	—	1,682,134	—	1,682,134
Net loss	—	—	—	(20,152,502)	(20,152,502)
Balance at June 30, 2025	43,479,051	$434,791	$554,792,478	$(592,416,994)	$(37,189,725)

	Stockholders' Equity Deficit
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2023	13,012,833	$130,128	$453,350,281	$(467,918,186)	$(14,437,777)
Stock-based compensation expense	—	—	1,272,611	—	1,272,611
Net loss	—	—	—	(11,178,239)	(11,178,239)
Balance at December 31, 2023	13,012,833	130,128	454,622,892	(479,096,425)	(24,343,405)
Sale of common stock, net of issuance costs	8,571,423	85,714	—	—	85,714
Issuance of common stock in connection with conversion of convertible promissory note	428,571	4,286	2,995,714	—	3,000,000
Stock-based compensation expense	—	—	1,310,507	—	1,310,507
Net loss	—	—	—	(114,288,943)	(114,288,943)
Balance at March 31, 2024	22,012,827	$220,128	$458,929,113	$(593,385,368)	$(134,236,127)
Sale of common stock, net of issuance costs	714,286	7,143	—	—	7,143
Issuance of common stock in connection with conversion of convertible promissory note	678,524	6,786	4,743,214	—	4,750,000
Stock-based compensation expense	—	—	1,396,309	—	1,396,309
Net income	—	—	—	44,409,187	44,409,187
Balance at June 30, 2024	23,405,637	$234,057	$465,068,636	$(548,976,181)	$(83,673,488)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(49,132,094)	$(81,057,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	87,315	85,062
Non-cash interest expense	—	2,681,847
Stock-based compensation	7,077,332	3,979,427
Loss from change in fair value of promissory notes	5,739,005	1,949,153
Warrant related expenses (Note 9)	—	37,490,012
Warrant inducement expenses (Note 9)	33,856,814	—
Gain from change in fair value of warrant liability	(40,333,145)	(9,786,063)
Loss on equity method investment	100,588	85,544
Changes in operating assets and liabilities:
Accounts receivable	(1,751,422)	—
Inventory	(4,126,716)	—
Prepaid expenses and other current assets	6,171,166	(6,006,045)
Other assets	(95,246)	(28,866)
Operating lease liabilities	(37,124)	(2,220)
Accounts payable	1,635,794	(1,136,993)
Accrued expenses	1,355,493	(64,826)
Net cash used in operating activities	(39,452,240)	(51,811,963)

FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants to purchase common stock, net of issuance costs	17,311,389	60,448,635
Proceeds from exercise of common stock warrants	16,831,132	—
Proceeds from debt	33,100,000	—
Payments of finance lease obligations	—	(4,267)
Repayment of debt	(33,817,005)	—
Net cash provided by financing activities	33,425,516	60,444,368
Net (decrease) increase in cash and cash equivalents	(6,026,724)	8,632,405
Cash and cash equivalents at beginning of period	14,927,538	23,391,982
Cash and cash equivalents at end of period	$8,900,814	$32,024,387

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$475,000
Supplemental schedule of non-cash financing activities:
Convertible promissory note converted into common stock	$25,000	$7,750,000
Recognition of warrant liability	$—	$97,730,836
Fair value of common stock warrants exercised reclassified from warrant liability to equity	$13,262,801	$—
Common stock and warrant issuance costs in accounts payable and accrued expenses	$1,378,327	$114,954
Reclassification of deferred offering costs against ATM proceeds	$19,205	$—
Right-of-use asset and lease liability recognized for new operating lease liabilities	$—	$294,416

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

In May 2024 the Company received Marketing Authorization from the European Commission for LYTENAVA (bevacizumab gamma), an ophthalmic formulation of bevacizumab for the treatment of wet age-related macular degeneration (“AMD”) in the European Union (“EU”).  Additionally, in July 2024 the Company also received marketing authorization for LYTENAVA (bevacizumab gamma) in the United Kingdom (“UK”) from the UK Medicines and Healthcare products Regulatory Agency (“MHRA”). LYTENAVA (bevacizumab gamma) is the first and only authorized ophthalmic formulation of bevacizumab for use in treating wet AMD in the EU and UK. In June 2025, the Company launched LYTENAVA commercially in both Germany and the UK, and commenced commercial sales in those countries.

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

2.    Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $592,416,994 as of June 30, 2025. As of June 30, 2025, the Company had a working capital deficit. Additionally, the Company has $35,718,663 of principal, accrued interest and exit fees due under an unsecured convertible promissory note issued in March 2025 (the “March 2025 Note”), maturing on July 1, 2026. Refer to Note 7 for further details on the March 2025 Note. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Subsequent to June 30, 2025, the Company sold 940,478 shares of common stock under the ATM Agreement (refer to Note 9 for further details) and generated $1,875,835 in net proceeds after paying fees to BTIG and other issuance costs of $58,016.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

On July 31, 2025, the Company paid $1,000,000 on the March 2025 Note. This payment constituted a partial fulfillment of the debt reduction obligations for the quarter ended June 30, 2025. Refer to Note 7 for further details.

Management does not believe that the existing cash and cash equivalents as of June 30, 2025, together with $1,875,835 in net proceeds from the sale of shares of common stock under the ATM Agreement since June 30, 2025, are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, additional financing will be needed by the Company to fund its operations in the future, fully commercialize ONS-5010/LYTENAVA and to develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations, including but not limited to, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, sale of the development and commercial rights to the Company’s drug product candidates in regions outside of the U.S., the issuance of additional debt, the issuance of equity securities, including accessing capital through at-the-market offerings (refer to Note 9 for further details), and revenues from product sales. There can be no assurance that any of these future funding efforts will be successful.

The Company’s future operations are highly dependent on a combination of factors, including: (i) the timely and successful completion of additional financing discussed above; (ii) the Company’s ability to successfully commercialize ONS-5010/LYTENAVA, including executing marketing arrangements or completing revenue-generating partnerships with other companies; (iii) the success of its research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (v) regulatory approval and market acceptance of the Company’s proposed future products.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2025 and its results of operations for the three and nine months ended June 30, 2025 and 2024, cash flows for the nine months ended June 30, 2025 and 2024, and stockholders’ deficit for the three and nine months ended June 30, 2025 and 2024. Operating results for the nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2025. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 27, 2024.

Reverse stock split

Effective on March 14, 2024, the Company amended its amended and restated certificate of incorporation to implement a 1-for-20 reverse stock split of its common stock. As a result of the reverse stock split, the Company made corresponding adjustments to the share amounts under its employee incentive plans, outstanding options, and common stock warrant agreements with third parties. The disclosure of common shares and per common share data in the accompanying unaudited interim consolidated financial statements and related notes reflect the reverse stock split for all periods presented.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Accounts Receivable

As of June 30, 2025, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected.

Inventory

The Company values inventory at the lower of cost or net realizable value, computed on a weighted average basis. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company has not recognized a provision for obsolete and excess inventory as of June 30, 2025.

Upon the initiation of production for the first commercial batches of drug product in October 2024, the Company began capitalizing the purchases of saleable inventory of the product from suppliers. The Company expenses prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where the Company also expects the future economic benefit from the sales of the product candidate to be realized. There were no costs related to prelaunch inventory included in inventory as of June 30, 2025, and September 30, 2024. As of June 30, 2025, the inventory consisted of the following:

	June 30, 2025	September 30, 2024
Work-in-process	$3,749,493	$—
Finished goods	377,223	—
Total inventory	$4,126,716	$—

Use of estimates

The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited interim consolidated financial statements, such as the current macroeconomic environment, including as a result of fluctuations in inflation and interest rates, tariffs and trade tensions, and ongoing overseas conflict, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary.

Revenue recognition

The Company recognizes revenue from sales of a single product, LYTENAVA (bevacizumab gamma) (the “Product”) in accordance with ASC Topic 606 – Revenue from Contracts with Customers. LYTENAVA (bevacizumab gamma) became available for commercial sale and shipment to patients in Europe in fiscal year 2025. The Company sells the Product to several customers who are pharmaceutical wholesalers/distributors (the “Customers”) who in turn sell the Product directly to clinics, hospitals, and pharmacies. Revenue is recognized as the Product is physically delivered to the customers.

Gross product sales are reduced by corresponding Gross-to-Net (“GTN”) estimates using the expected value method, resulting in the Company’s reported “Revenues, net” in the accompanying consolidated statements of operations. Revenues, net reflects the amount the Company ultimately expects to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that the Company estimates for the various GTN categories discussed below. The GTN estimates are based upon information received from

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

external sources, such as written or oral information obtained from customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, rebates and administrative fees may be materially above or below the amount estimated. The variance between actual amounts and estimated amounts may result in prospective adjustments to the reported net product revenue.

Each of the GTN estimate categories are discussed below:

●	Sales returns are estimated by the Company based on the relative risk of return based on expiration date, and other qualitative factors that can impact the volume of future returns, including competitive developments, product discontinuation, or new product introductions. The Company will consider the level of inventory in the distribution channel by monitoring inventories held at the distributor and wholesalers to assess whether historical rates of returns continue to be appropriate.
●	Administrative fees are contractually charged by the wholesalers and are typically credited directly against amounts due to the Company.
●	Rebates are contractually charged to the Company by customers, including a Voluntary Scheme for Branded Medicines Pricing, Access and Growth rebate with the National Health System in the UK.

Cost of revenues

Cost of revenues consists primarily of the cost of inventory sold, which includes direct manufacturing, production and packaging materials for LYTENAVA (bevacizumab gamma) sales. Prior to receiving authorization to sell LYTENAVA (bevacizumab gamma) in Europe, the Company expensed costs associated with manufacturing of LYTENAVA (bevacizumab gamma) as a component of research and development expense that would have been included in cost of revenues for the three and nine months ended June 30, 2025 in the amount of $261,450 in both periods. Therefore, these costs are not included in cost of revenues.

Net (loss) income per share

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table sets forth the computation of basic (loss) income per share and diluted loss per share:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to common stockholders	$(20,152,502)	$44,409,187	$(49,132,094)	$(81,057,995)
Effect of dilutive securities:
Gain from change in fair value of warrant liability	—	(59,393,374)	—	—
Gain from change in fair value of promissory notes	—	(7,563,000)	—	—
Adjusted net loss attributable to common stockholders	$(20,152,502)	$(22,547,187)	$(49,132,094)	$(81,057,995)
Denominator:
Weighted average shares outstanding, basic	36,956,582	23,227,069	30,663,988	16,822,774
Effect of dilutive securities:
Common stock warrants	—	562,685	—	—
Convertible promissory notes	—	1,686,684	—	—
Common stock shares outstanding (weighted average)	36,956,582	25,476,438	30,663,988	16,822,774
Basic net (loss) income per share	$(0.55)	$1.91	$(1.60)	$(4.82)
Diluted net loss per share	$(0.55)	$(0.89)	$(1.60)	$(4.82)

During the three and nine months ended June 30, 2025, and the nine months ended June 30, 2024, the Company incurred a net loss. As a result, all potentially dilutive securities were considered anti-dilutive and were excluded from the calculation of diluted EPS. Therefore, basic and diluted EPS are the same for such periods. The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding for the three and nine months ended June 30, 2025 and 2024, as they would be antidilutive:

	Three months ended June 30,			Nine months ended June 30,
	2025		2024	2025		2024

Performance-based stock options	190,000		666,500	190,000		666,500
Stock options	2,822,893		1,928,646	2,822,893		1,928,646
Common stock warrants	39,811,227		279,060	39,811,227		14,207,622
Convertible debt	14,702,063	(i)	—	14,702,063	(i)	1,648,884

(i)	The potentially dilutive securities related to convertible debt are calculated based on a fixed conversion price of $2.26, which is subject to change as described in Note 7.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	June 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$34,437,000
Warrant liability	—	—	7,451,124
Total	$—	$—	$41,888,124

	September 30, 2024
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$29,440,000
Warrant liability	—	—	59,099,013
Total	$—	$—	$88,539,013

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and unsecured convertible promissory notes for the nine months ended June 30, 2025:

	Unsecured Convertible
	Promissory Notes	Warrants
Balance at October 1, 2024	$29,440,000	$59,099,013
Fair value of unsecured convertible promissory note issued	33,100,000	—
Loss (gain) from change in fair value	5,739,005	(40,333,145)
Loss from change in fair value from warrant inducement	—	1,948,057
Fair value of common stock warrants exercised reclassified to equity	—	(13,262,801)
Accrued interest converted to common stock	(25,000)	—
Repayment	(33,817,005)	—
Balance at June 30, 2025	$34,437,000	$7,451,124

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

The fair values of the unsecured convertible promissory notes were estimated using a binomial lattice model with the following assumptions:

	June 30, 2025	September 30, 2024
Term (years)	1.0	0.8
Volatility	137.0%	91.0%
Risk-free rate	4.0%	4.2%
Dividend yield	—%	—%
Credit-adjusted discount rate	18.7%	20.4%
Stock price	$1.60	$5.34

Common stock warrants

The warrants issued (i) in connection with the convertible senior secured notes originally issued pursuant to that certain Note and Warrant Purchase Agreement dated December 22, 2017, of which the remaining warrants expired on May 31, 2025 (the “2017 Warrants”), and  (ii) in connection with private placements that closed on March 18, 2024 and April 15, 2024 (the “Private Placement Warrants”) were classified as liabilities on the accompanying unaudited interim consolidated balance sheets. The 2017 warrants were classified as liabilities as the warrants include cash settlement features at the option of the holders under certain circumstances. The Private Placement Warrants are classified as liabilities as the Company assessed that they are not indexed to the Company’s own stock.

During the nine months ended June 30, 2025, the Company reclassified the warrant liability balance of $13,262,801 into additional paid in capital upon the exercise of certain of the Private Placement Warrants. Refer to Note 9 for further details on warrants exercised pursuant to the Warrant Inducement Transaction.

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

	June 30, 2025	September 30, 2024
Risk-free interest rate	3.72%	3.58%
Remaining contractual term of warrants (years)	3.7	4.5
Expected volatility	138.2%	125.0%
Annual dividend yield	—%	—%
Stock price	$1.60	$5.34

5. Equity Method Investment

In connection with the execution of a stock purchase agreement with Syntone Ventures, LLC (“Syntone”), the United States-based affiliate of Syntone Technologies Group Co. Ltd. (“Syntone PRC”) on May 22, 2020, the Company and Syntone PRC entered into a joint venture agreement pursuant to which they agreed to form a People’s Republic of China (“PRC”) joint venture, Beijing Syntone Biopharma Ltd (“Syntone JV”), that is 80% owned by Syntone PRC and 20% owned by the Company. As the Company can exert significant influence over, but does not control, Syntone JV’s operations through voting rights or representation on Syntone JV’s board of directors, the Company accounts for this investment using the equity method of accounting. Upon formation of Syntone JV in April 2021, the Company entered into a royalty-free license with Syntone JV for the development, commercialization and manufacture of ONS-5010/LYTENAVA in the greater China market, which includes Hong Kong, Taiwan and Macau.

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

6.     Accrued Expenses

Accrued expenses consist of:

	June 30, 2025		September 30, 2024
Compensation	$1,930,744		$1,012,962
Severance and related costs	300,055	(i)	—
Professional fees	717,324		1,798,767
Research and development	1,310,055		41,373
Accrued rebates	172,558		—
Other accrued expenses	882,934		384,366
	$5,313,670		$3,237,468

(i)	In December 2024, the Chief Executive Officer of the Company stepped down, and the Company implemented a workforce reduction to conserve capital. The Chief Executive Officer’s departure constituted a termination without cause, and accordingly he was entitled to 12 months of base salary, a lump sum of 100% of his target bonus for the year, employee benefits for up to 12 months, full vesting of 50% of his unvested equity awards, and reimbursement of expenses owed up to his termination date. At a minimum, all employees affected by the workforce reduction are eligible to receive severance payments and paid COBRA premiums for a specified time period post-termination, subject to execution of a general release of claims against the Company.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In connection with the departure of the Chief Executive Officer and the reduction in the workforce, during the nine months ended June 30, 2025, the Company recognized $1,428,455 in severance related charges  consisting of cash-based expenses related to employee severance and notice period payments, benefits and related costs. In addition, during the nine months ended June 30, 2025, the Company recorded a non-cash expense totaling $2,079,083 related to stock-based compensation in connection with the acceleration of equity awards for the former Chief Executive Officer. There were no severance related charges recognized during the three months ended June 30, 2025. The Company made total cash payments related to severance and related charges of $1,114,183 during the nine months ended June 30, 2025.

7.    Debt

Debt consists of:

	June 30, 2025	September 30, 2024
Unsecured convertible promissory note (measured at fair value)	$34,437,000	$29,440,000
Less: current portion	(14,000,000)	(29,440,000)
Long-term debt	$20,437,000	$—

December 2022 Note

On December 22, 2022, the Company entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note (the “December 2022 Note”) with a face amount of $31,820,000 to Streeterville Capital, LLC (the “Lender”), the holder of the Company’s unsecured promissory note issued in November 2021 (the “November 2021 Note”). The December 2022 Note had an original issue discount of $1,820,000. The Company received net proceeds of $18,052,461 upon the closing on December 28, 2022 after deducting the Lender’s transaction costs in connection with the issuance and payment of the remaining outstanding principal and accrued interest on the November 2021 Note.

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

On March 13, 2025, the Company used the proceeds from the March 2025 Note to pay off the December 2022 Note.

The Company elected to account for the December 2022 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as a result the original issue discount and debt issuance costs were written off upon election to fair value and accounted for as interest. During the three and nine months ended June 30, 2025, no interest expense was recognized. During the nine months ended June 30, 2024, the Company recorded $3,156,964 of interest expense associated with the fees incurred for extending the debt. During the three months ended June 30, 2024, no interest expense was recognized.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The March 2025 Note bears interest at the prime rate plus 3% (subject to a floor of 9.5%), is scheduled to mature on July 1, 2026, and is convertible into common stock. The Company must repay at least $3,000,000 (by cash or conversions into common stock) of the outstanding balance on the March 2025 Note each quarter starting in the second calendar quarter of 2025 (subject to adjustments for conversions and to payment of a 7.5% exit fee) (the “Quarterly Debt Reduction Obligations”). Any amount converted by Avondale during a given calendar quarter in excess of the Quarterly Debt Reduction Obligations will be credited toward meeting the Quarterly Debt Reduction Obligations for the next quarter or quarters. During the nine months ended June 30, 2025, Avondale converted $25,000 of accrued interest on the March 2025 Note into shares of common stock and the Company made cash payments totaling $975,000. These transactions constituted a $1,000,000 payment toward the Quarterly Debt Reduction Obligations for the calendar quarter ended June 30, 2025.

On June 26, 2025, the Company and Avondale entered into an agreement to temporarily amend the payment schedule for the Quarterly Debt Reduction Obligations for the calendar quarter ended June 30, 2025, which permits staged monthly payments of $1,000,000, to be made on June 30, July 31, and August 31, 2025. Refer to Note 2 for details on debt payments made after June 30, 2025. As of June 30, 2025, the Company classified a total of $14,000,000 as a current liability, which consisted of four minimum Quarterly Debt Reduction Obligations and the two remaining monthly payments related to the Quarterly Debt Reduction Obligations for the calendar quarter ended June 30, 2025.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The Company elected to account for the March 2025 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as a result the debt issuance costs of were written off upon election to fair value and accounted for as interest. During the nine months ended June 30, 2025, the Company recorded $40,686 of interest expense associated with the debt issuance costs for the March 2025 Note. During the three and nine months ended June 30, 2025, the Company recognized $68,023 of interest expense associated with the exit fees on debt repayments for the March 2025 Note.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The components of lease cost for the three and nine months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Lease cost:
Interest on lease liabilities	—	—	$—	$116
Total finance lease cost	—	—	—	116
Operating lease cost	19,080	16,459	57,241	38,892
Total lease cost	$19,080	$16,459	$57,241	$39,008

Amounts reported in the unaudited interim consolidated balance sheets for leases where the Company is the lessee are as follows:

	June 30, 2025	September 30, 2024
Operating leases:
Right-of-use asset	$238,266	$274,645
Operating lease liabilities	260,705	297,829
Weighted-average remaining lease term (years):
Operating leases	3.8	4.6
Weighted-average discount rate:
Operating leases	9.9%	9.9%

Other information related to leases for the nine months ended June 30, 2025 and 2024 are as follows:

	Nine months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$—	$116
Operating cash flows from operating leases	57,986	11,799
Financing cash flows from finance leases	—	4,267
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$294,416

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Future minimum lease payments under non-cancelable leases at June 30, 2025 are as follows for the years ending September 30:

Operating leases
2025 (remaining three months)	$20,104
2026	79,954
2027	81,817
2028	83,680
2029	49,447
Total undiscounted lease payments	315,002
Less: Imputed interest	54,297
Total lease obligations	$260,705

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

On January 16, 2025, the Company executed warrant inducement agreements with GMS Ventures and certain other holders of Private Placement Warrants to exercise warrants for 7,074,637 shares of common stock. Concurrently, the Company entered into a warrant inducement transaction with Syntone to exercise warrants for 1,071,429 shares of common stock issued under the Syntone Warrant Inducement Transaction. For further details on the warrant inducement agreements, refer to the sections on the Warrant Inducement Transaction and the Syntone Warrant Inducement Transaction below.

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

As the fair value of the warrants upon issuance was more than the proceeds of the Private Placement and Syntone Private Placement, there are no proceeds allocated to additional paid in capital. The excess fair value of the Private Placement Warrants over the net proceeds was $3,392,444 and $37,490,012 in the aggregate during the three and nine months ended June 30, 2024, respectively, and was recorded as warrant related expenses in the unaudited interim consolidated statement of operations.

BTIG, LLC At-the-Market Offering Agreement

On May 16, 2023, the Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) as sales agent (as amended, the “ATM Agreement” or the “ATM Offering”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time through BTIG. The Company incurred financing costs of $353,688 in connection with the execution of the ATM Agreement, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the ATM Offering. As of June 30, 2025, the remaining balance under the ATM Agreement was $88,301,796 and $312,306 of unamortized deferred costs are included in other assets on the unaudited interim consolidated balance sheets.

Under the ATM Agreement, the Company pays BTIG a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the  ATM Agreement. The offering of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms.

During the three months ended June 30, 2025, the Company sold 1,275,262 shares of common stock under the ATM Offering and generated $2,108,418 in net proceeds after payment of fees to BTIG and other issuance costs of $65,209. During the nine months ended June 30, 2025, the Company sold 3,202,004 shares of common stock under the ATM Offering and generated $5,267,169 in net proceeds after payment of fees to BTIG and other issuance costs of $162,903. No shares of common stock were sold under the ATM Offering during the three and nine months ended June 30, 2024.

Warrant Inducement Transaction

On January 16, 2025, the Company entered into warrant exercise inducement offer letter agreements with GMS Ventures and certain other holders of Private Placement Warrants, pursuant to which the holders agreed to exercise their existing warrants (“Existing Warrants”) for an aggregate of 7,074,637 shares of common stock at a reduced exercise price of $2.51 per share. In exchange, the Company issued two new inducement warrants for each Existing Warrant exercised

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

(“Inducement Warrants”), which are exercisable for an aggregate of up to 14,149,274 additional shares of common stock (the “Inducement Warrant Shares”) at an exercise price of $2.26 per share (collectively, the “Warrant Inducement Transaction”). The Company received net proceeds of $15,879,484 after capital markets advisory fees and offering costs, from the Warrant Inducement Transaction. Prior to the modification to reduce the warrant exercise price, the Company remeasured the warrants and recognized a $2,009,886 mark to market adjustment in the unaudited interim consolidated statements of operations for the nine months ended June 30, 2025. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized a $1,692,779 inducement charge in the unaudited interim consolidated statements of operations for the nine months ended June 30, 2025. Upon the exercise of these liability classified warrants, the Company reclassed the warrant liability balance of $13,262,801 into additional paid in capital.

In connection with the Warrant Inducement Transaction, half of the Inducement Warrants (the “Tranche A Inducement Warrants”), representing warrants to purchase up to 7,074,637 shares of common stock were exercisable immediately and expire on January 17, 2030. The remaining Inducement Warrants (the “Tranche B Inducement Warrants”) became exercisable upon the effective date of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock.  The Tranche A and B Inducement Warrants are considered equity-classified warrants. Given that the Tranche A and Tranche B Inducement Warrants were issued concurrently with the exercise of the Existing Warrants, the Company recorded an inducement charge in the unaudited interim consolidated statements of operations in the amount of $27,711,889 for the nine months ended June 30, 2025.

Syntone Warrant Inducement Transaction

Concurrently with the Warrant Inducement Transaction, the Company entered into a warrant exercise inducement offer letter agreement with Syntone, pursuant to which Syntone agreed to exercise existing warrants (“Existing Syntone Warrants”) for an aggregate of 1,071,429 shares of common stock at a reduced exercise price of $2.51 per share. In exchange, the Company agreed to issue two new inducement warrants for each Existing Syntone Warrant exercised (the "Syntone Inducement Warrants”), which will be exercisable for up to 2,142,858 shares of common stock (the “Syntone Inducement Warrant Shares”) at an exercise price of $2.26 per share (the “Syntone Warrant Inducement Transaction”). The closing of the Syntone Warrant Inducement Transaction is subject to receipt of certain regulatory approvals. Prior to the modification to reduce the warrant exercise price, the Company remeasured the warrants and recognized a $303,328 mark to market adjustment in the unaudited interim consolidated statements of operations for the nine months ended June 30, 2025. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized a $255,278 inducement charge in the unaudited interim consolidated statements of operations for the nine months ended June 30, 2025. As of the date of this filing, Syntone has not received regulatory approval and, thus, the Company has not yet received the proceeds from the exercise of the Existing Syntone Warrants. There can be no assurance that Syntone will receive the requisite regulatory approval in the near term or at all, and the Company may never receive the proceeds from the exercise of the Existing Syntone Warrants, or issue, or receive proceeds from the exercise of, the Syntone Inducement Warrants. In connection with the Syntone Warrant Inducement Transaction, half of the Syntone Inducement Warrants (the “Syntone Tranche A Inducement Warrants”) will be immediately exercisable upon receipt of certain regulatory approvals and will expire on the five-year anniversary of the date of issuance. The remaining Syntone Inducement Warrants (the “Syntone Tranche B Inducement Warrants”) will be exercisable upon receipt of certain regulatory approvals. As of the date of this filing, the Syntone Tranche A and Tranche B Inducement Warrants have not been issued. Given that the Company agreed to issue Syntone Tranche A and Tranche B Inducement Warrants in exchange for Syntone’s agreement to exercise existing warrants at a reduced exercise price, the Company recorded an inducement charge in the unaudited interim consolidated statements of operations in the amount of $4,196,868  for the nine months ended June 30, 2025.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Underwritten Public Offering

On May 27, 2025, the Company completed an underwritten public offering (the “Public Offering”) of 9,285,714 shares of common stock and warrants to purchase an aggregate of 18,571,428 shares of common stock pursuant to an underwriting agreement dated May 22, 2025, between the Company and BTIG. The combined price for each share of common stock and accompanying warrant to purchase two shares of common stock was $1.40. The Company received aggregate net proceeds of $11,625,229, after payment of placement agent fees and other offering costs. GMS Ventures purchased an aggregate of  4,285,714 shares of common stock and warrants to purchase an aggregate of 8,571,428 shares of common stock in the Public Offering. The warrants have an exercise price of $1.40 per share of common stock and will expire on May 27, 2030.

Common stock warrants

As of June 30, 2025, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
December 28, 2025		25,787	$21.00
January 28, 2026		12,576	$25.00
February 2, 2026		93,238	$25.00
November 23, 2026		104,999	$31.25
March 18, 2029	(i)	5,782,496	$7.70
April 15, 2029	(i) (ii)	1,071,429	$7.70
January 17, 2030	(iii)	14,149,274	$2.26
May 27, 2030		18,571,428	$1.40
		39,811,227

(i)	The Private Placement Warrants were issued in connection with private placements that closed on March 18, 2024 and April 15, 2024 are exercisable only for cash, except in limited circumstances, at any time after the date of issuance. The Company evaluated the warrants under ASC 815, Derivatives and Hedging, guidance and determined that the warrants did not meet Step 2 of the indexation, as a result they are not indexed to the Company’s own stock and must be classified as liabilities. Refer to the disclosure in Note 4 for further details on classification and fair value measurements.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

at any time after the NORSE EIGHT Announcement, upon the unanimous consent of the members of the Company’s Board of Directors present at duly called meeting.

(ii)	Refer above for disclosures on the Syntone Warrant Inducement Transaction for details on these warrants.

(iii)	These are Inducement Warrants. Refer above for disclosures on the Inducement Warrants.

10.  Stock-Based Compensation

2024 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provided for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. In August 2024, the Company’s stockholders approved the amendment and restatement of the 2015 Plan, at which time, the name of the 2015 Plan was updated to the Outlook Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2024 Plan is 7,293,901. As of June 30, 2025, there were 4,281,053 shares available for grant under the 2024 Plan.

Stock options and RSUs are granted under the Company’s 2024 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Research and development	$91,636	$147,359	$289,889	$615,735
General and administrative	1,579,176	1,248,950	6,757,008	3,363,692
Total	$1,670,812	$1,396,309	$7,046,897	$3,979,427

During the three and nine months ended June 30, 2025, the Company capitalized stock-based compensation expense in inventory totaling $11,322 and $30,435, respectively. No stock-based compensation expense was capitalized in inventory during the three and nine months ended June 30, 2024.

Stock options

As of June 30, 2025, options to purchase common stock of the Company outstanding under the 2024 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2024	1,946,646	$19.51	7.3	$53,985
Granted	1,206,599	5.14
Forfeited	(304,636)	10.25
Expired	(25,716)	30.48
Balance at June 30, 2025	2,822,893	$14.27	7.8	$1,200
Vested and exercisable at June 30, 2025	1,520,249	$21.29	6.6	$—

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the nine months ended June 30, 2025 and 2024 was $4.60 and $6.01 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended June 30,
	2025	2024
Risk-free interest rate	3.6%	4.3%
Expected term (years)	5.5	6.0
Expected volatility	134.1%	131.3%
Expected dividend yield	—	—

As of June 30, 2025, there was $3,134,083 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 0.4 years.

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

A summary of the activity under the performance share option plan as of June 30, 2025 and changes during the nine months then ended are presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at October 1, 2024	666,500	$7.94	9.0	$—
Granted	—	—
Forfeited	(476,500)	6.78
Balance at June 30, 2025	190,000	$10.85	8.1	$—
Vested and exercisable at June 30, 2025	35,000	$28.80	5.6	$—

The vesting of the performance-based stock options is conditional upon FDA approval of ONS-5010/LYTENAVA. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the three and nine months ended June 30, 2025 as the performance conditions were not deemed probable of being met. The Company did not record any expense related to the performance-based stock options during the three and nine months ended June 30, 2024. As of June 30, 2025, the Company assessed that the performance conditions related to the performance options granted were not probable of achievement. The assessment was based on the relevant facts and circumstances and therefore no compensation costs were recognized.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

11. Subsequent Events

Appointment of Chief Executive Officer

On June 28, 2025, the Board of Directors of Outlook Therapeutics, Inc. appointed Robert Charles Jahr as President, Chief Executive Officer, and director, effective July 1, 2025. The Board also expanded its size to ten members, electing Mr. Jahr as a Class III director for a term ending at the 2028 annual meeting. Mr. Jahr succeeds Lawrence Kenyon, who resigned as Interim CEO and will continue as Chief Financial Officer and director.

In connection with his appointment, Mr. Jahr entered into an employment agreement providing for an initial annual base salary of $600,000, a discretionary annual bonus targeted at 70% of base salary, and participation in employee benefits plans. Mr. Jahr was granted a stock option to purchase 800,000 shares of common stock outside the 2024 Equity Incentive Plan, with a ten-year term and standard vesting conditions.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years. The Company is currently assessing its impact on its consolidated financial statements.

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

Overview

We are a biopharmaceutical company that has developed ONS-5010/LYTENAVATM as the first ophthalmic formulation of bevacizumab approved by the European Commission in the European Union, or EU, and the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, or UK, for use in adults for the treatment of wet age-related macular degeneration, or wet AMD. In June 2025, we launched directly into the initial markets of Germany and the UK. Additionally, our Biologics License Application, or BLA, is currently under review at the U.S. Food and Drug Administration, or FDA, for the use of ONS-5010/LYTENAVA as a treatment for wet AMD in the United States. If approved in the US., our goal is to also launch directly in the United States as the first and only approved ophthalmic bevacizumab for the treatment of wet AMD. In addition to Europe and the U.S., our plans also include potentially seeking approval and launching the product in other markets.

Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. Prior to the approval of ONS-5010/LYTENAVA in the EU and UK, bevacizumab had only been approved for use in the treatment of various forms of cancer and had not been optimized for use in the treatment of retina diseases. Because there previously were no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted standard biologic therapeutic applications and are not using the biosimilar drug regulatory pathway that would be required if bevacizumab were an approved drug for the targeted disease. Off-label repackaged bevacizumab is a frequently used first-line anti-VEGF treatment in Europe (approximately 2.8 million injections annually) and the United States (approximately 2.7 million injections annually) based on data compiled from various sources (Citeline (2023), Global Data (2023) and Market Scope (2022); ASRS 2024 Membership Survey; Market Scope 2024 US Retina Quarterly Updates; GlobalData: Age-Related Macular Degeneration: Global Drug Forecast and Market Analysis to 2028 (April 2020)). We believe ONS-5010/LYTENAVA has potential to mitigate risks associated with off-label use of unapproved bevacizumab. We believe there is significant opportunity in Europe with a total anti-VEGF retina market estimated to be approximately $3.6 billion, including approximately 1.52 million treated patients and approximately 8.3 million total anti-VEGF units (Global Data (2023); Market Scope (2022); IQVIA MIDAS data Q3 2023; Graefe's Archive for Clinical and Experimental Ophthalmology (2020) 258:503–511). We similarly see significant opportunity in the United States, with an estimated $8.5 billion total anti-VEGF retina market, where 55% of physician state off-label repackaged bevacizumab is the preferred first-line product. It is estimated that 34% of the total anti-VEGF market is off-label bevacuzimab (new and maintenance therapy) (Citeline (2023); Global Data (2023); Market Scope (2022); ASRS 2024 Membership Survey; Market Scope 2024 US Retina Quarterly Updates; GlobalData: Age-Related Macular Degeneration: Global Drug Forecast and Market Analysis to 2028 (April 2020)). We estimate the global market for anti-VEGF retina to be approximately $16 billion (Citeline (2023), Global Data (2023) and Market Scope (2022)).

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

We agreed to conduct an additional adequate and well-controlled clinical trial following discussions with the FDA in support of our BLA for ONS-5010/LYTENAVA. In December 2023, we submitted a Special Protocol Assessment, or SPA, to the FDA for this study (NORSE EIGHT) seeking confirmation that, if successful, it will address the FDA’s requirement for a second adequate and well-controlled clinical trial to support our planned resubmission of the ONS-5010/LYTENAVA BLA. In January 2024, we received confirmation that the FDA had reviewed and agreed upon the NORSE EIGHT trial protocol pursuant to the SPA. If the NORSE EIGHT trial is successful, it would satisfy the FDA’s requirement for a second adequate and well-controlled clinical trial to address fully the clinical deficiency identified in the CRL. In addition, through a Type A meeting and additional interactions with the FDA, including Type C and Type D meetings, we identified the approaches needed to resolve the CMC comments in the CRL. We believe that we have addressed the open CMC items to help resolve these comments. In November 2024, we reported that ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the SPA. However, the data from the trial demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010/LYTENAVA. Analysis of the complete week 12 data set for NORSE EIGHT provided additional evidence of improvement in vision and biological activity. We resubmitted the BLA application for ONS-5010/LYTENAVA in February 2025. In April 2025, we received notification from the FDA that the Prescription Drug User Fee Act, or PDUFA, goal date for a decision on the BLA is August 27, 2025. If approved, we expect to receive 12 years of regulatory exclusivity in the United States.

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

Macroeconomic and Geopolitical Factors

Global uncertainty due to tariffs and global macroeconomic conditions may have a material adverse effect on our commercialization efforts for LYTENAVA in various markets. The global financial markets recently have experienced significant disruptions due to various macroeconomic factors, including, among other things, the impacts of fluctuations in inflation and interest rates, tariffs and trade tensions, and ongoing overseas conflict, resulting in a general global economic slowdown. If these disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. Finally, there is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we continue to expand our commercialization efforts, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects. Currently, we manufacture ONS-5010/LYTENAVA in the US.

Going Concern

Through June 30, 2025, we have funded substantially all of our operations with $598.1 million in net proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the nine months ended June 30, 2025 was $49.1 million. We also had a net loss of $81.1 million for the nine months ended June 30, 2024. We have not generated any significant revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010/LYTENAVA or any other product candidate we may develop.

Subsequent to June 30, 2025, we sold 940,478 shares of common stock under the ATM Agreement (as defined below), generating $1.9 million in net proceeds after deducting fees paid to BTIG and other issuance costs, which were assessed as immaterial. For additional information regarding the ATM Agreement with BTIG, refer to Note 9 to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On July 31, 2025, we paid $1,000,000 on the March 2025 Note. This payment covered part of the required debt reduction for the quarter ending June 30, 2025. For further information regarding the March 2025 Note, refer to Note 7 of the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of June 30, 2025,  together with $1.9 million in net proceeds from the sale of shares of common stock under the ATM Agreement since June 30, 2025, are sufficient to fund our operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Components of our Results of Operations

Revenues, net

We recognize revenue from sales of a single product, LYTENAVA (bevacizumab gamma), which became available for commercial sale and shipment to patients in the UK and Germany in June 2025.

Cost of revenues

Cost of revenues consists primarily of the cost of inventory sold, which includes direct manufacturing, production and packaging materials for LYTENAVA sales. Prior to receiving authorization to sell LYTENAVA in Europe, we expensed costs associated with manufacturing of LYTENAVA as a component of research and development expense that would have been included in cost of goods.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist principally of distribution expenses, salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include facility related costs, patent filing and prosecution costs and professional fees for business development, legal, auditing and tax services and insurance costs.

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

Interest expense (income), net

Interest expense (income), net consists of original issue discount and debt issuance costs that were written off, net of interest income. We elected to account for the unsecured convertible promissory notes at fair value and were not required to bifurcate the conversion option as a derivative and as a result the original issue discount and debt issuance costs were written off upon election to fair value and accounted for as interest. Interest income is earned from short term investments primarily money market investments.

Loss (gain) from change in fair value of promissory notes

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

Warrant inducement expenses

The warrant inducement expenses are composed of the remeasurement charges for existing warrants that were exercised in a warrant inducement transaction, which were exercised at a modified, reduced exercise price. Additionally, this expense includes the fair value of the inducement warrants that were issued concurrently with the exercise of the existing warrants. For further details on warrant inducement transaction, refer to Note 9 of the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Loss (gain) from change in fair value of warrant liability

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

Income taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years. We are currently assessing its impact on our consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

	Three months ended June 30,
	2025	2024	Change
Revenues, net	$1,505,322	$—	$1,505,322
Cost of revenues	439,815	—	439,815
Gross profit	1,065,507	—	1,065,507
Operating expenses:
Research and development	$7,134,706	$11,201,754	$(4,067,048)
Selling, general and administrative	9,679,481	8,360,933	1,318,548
Loss from operations	(15,748,680)	(19,562,687)	3,814,007

Loss on equity method investment	30,884	57,497	(26,613)
Interest expense (income), net	49,351	(404,593)	453,944
Loss (gain) from change in fair value of promissory notes	2,323,977	(7,563,000)	9,886,977
Warrant related expenses	—	3,392,444	(3,392,444)
Loss (gain) from change in fair value of warrant liability	1,999,610	(59,454,222)	61,453,832
Net (loss) income	$(20,152,502)	$44,409,187	$(64,561,689)

Revenues, net

During the three months ended June 30, 2025, we recognized revenues of $1.5 million from sales of LYTENAVA in Germany and the UK. This revenue represents the initial shipments of product into Germany and the UK in June 2025.

Cost of revenues

Cost of revenues for the three months ended June 30, 2025, were $0.4 million, consists primarily of the cost of inventory sold, which includes direct manufacturing, production and packaging materials for LYTENAVA sales. Prior to receiving regulatory approval for LYTENAVA for the treatment of wet AMD by the European Commission in the EU and the MHRA in the UK, inventory and related manufacturing costs were recognized as research and development expenses. The research and development expenses that would have been classified as cost of revenues for the three and nine months ended June 30, 2025, was $0.3 million in both periods. Accordingly, these amounts are not included in cost of revenues.

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
ONS-5010/LYTENAVA development	$5,847,020	$10,074,668
Compensation and related benefits	906,195	613,382
Stock-based compensation	91,636	147,359
Other research and development	289,855	366,345
Total research and development expenses	$7,134,706	$11,201,754

Research and development expenses for the three months ended June 30, 2025 decreased by $4.1 million compared to the three months ended June 30, 2024. The decrease was primarily due to a decrease of $4.2 million in ONS-5010/LYTENAVA development expenses related to conducting the NORSE EIGHT clinical trial, which was initiated  and began enrolling patients in January 2024 and completed enrollment in September 2024.

Selling, general and administrative expenses

The following table summarizes our selling, general and administrative expenses by type for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
Professional fees	$1,315,395	$2,710,432
Compensation and related benefits	1,943,321	1,432,343
Stock-based compensation	1,579,176	1,248,950
Europe launch expenses	3,867,013	1,528,955
Facilities, fees and other related costs	974,576	1,440,253
Total general and administrative expenses	$9,679,481	$8,360,933

Selling, general and administrative expenses for the three months ended June 30, 2025 increased by $1.3 million when compared to the three months ended June 30, 2024. The increase was primarily driven by $2.3 million in launch expenses related to ONS-5010/LYTENAVA in Europe and a $0.8 million increase in compensation and related benefits related to accruals for incentive compensation in 2025. These increases were partially offset by a $1.4 million reduction in professional fees driven by ongoing efforts to reduce expenditures unrelated to launch costs.

Interest expense (income), net

During the three months ended June 30, 2025, the Company recognized minimal interest expense related to exit fees on cash debt payments made during the period partially offset by interest income from money market instruments. During the three months ended June 30, 2024, the Company recorded interest income of $0.4 million, primarily earned from money market instruments.

Loss (gain) from change in fair value of promissory notes

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

Warrant related expenses

During the three months ended June 30, 2024, we recognized charges associated with warrants issued during the quarter, which were categorized as liabilities. These expenses amounted to the difference between the fair value of the warrants and the net proceeds received from a private placement that closed on March 18, 2024. For further details on warrants to purchase shares of common stock, refer to Note 9 of the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Loss (gain) from change in fair value of warrant liability

The loss recognized during the three months ended June 30, 2025 resulted from an increase in the price per share of common stock from March 31, 2025 to June 30, 2025. The gain recognized during the three months ended June 30, 2024 was primarily attributable to a decrease in the price per share of common stock from March 31, 2024 to June 30, 2024.

Comparison of Nine Months Ended June 30, 2025 and 2024

	Nine months ended June 30,
	2025	2024	Change
Revenues, net	$1,505,322	$—	$1,505,322
Cost of revenues	439,815	—	439,815
Gross profit	1,065,507	—	1,065,507
Operating expenses:
Research and development	21,201,875	29,240,046	(8,038,171)
Selling, general and administrative	29,610,692	19,585,738	10,024,954
Loss from operations	(49,747,060)	(48,825,784)	(921,276)

Loss on equity method investment	100,588	85,544	15,044
Interest expense, net	18,972	2,490,765	(2,471,793)
Loss from change in fair value of promissory notes	5,739,005	1,949,153	3,789,852
Warrant related expenses	—	37,490,012	(37,490,012)
Warrant inducement expenses	33,856,814	—	33,856,814
Gain from change in fair value of warrant liability	(40,333,145)	(9,786,063)	(30,547,082)
Loss before income taxes	(49,129,294)	(81,055,195)	31,925,901
Income tax expense	2,800	2,800	—
Net loss	$(49,132,094)	$(81,057,995)	$31,925,901

Revenues, net

During the nine months ended June 30, 2025, we recognized revenues of $1.5 million from sales of LYTENAVA in Germany and the UK. This revenue represents the initial shipments of product into Germany and the UK in June 2025.

Cost of revenues

Cost of revenues for the nine months ended June 30, 2025, were $0.4 million, consists primarily of the cost of inventory sold, which includes direct manufacturing, production and packaging materials for LYTENAVA sales. Prior to receiving regulatory approval for LYTENAVA for the treatment of wet AMD by the European Commission in the EU and the MHRA in the UK, inventory and related manufacturing costs were recognized as research and development expenses. The research and development expenses that would have been classified as cost of revenues for the three and nine months ended June 30, 2025, was $0.3 million in both periods. Accordingly, these amounts are not included in cost of revenues.

Research and development expenses

The following table summarizes our research and development expenses by functional area for the nine months ended June 30, 2025 and 2024:

	Nine months ended June 30,
	2025	2024
ONS-5010/LYTENAVA development	$18,282,667	$25,859,092
Compensation and related benefits	1,831,860	1,942,010
Stock-based compensation	289,889	615,735
Other research and development	797,459	823,209
Total research and development expenses	$21,201,875	$29,240,046

Research and development expenses for the nine months ended June 30, 2025 decreased by $8.0 million compared to the nine months ended June 30, 2024. This reduction was primarily attributable to a $7.6 million decrease in ONS-5010/LYTENAVA development expenses associated with the NORSE EIGHT clinical trial, which commenced patient enrollment in January 2024 and completed enrollment in September 2024.

Selling, general and administrative expenses

The following table summarizes our selling, general and administrative expenses by type for the nine months ended June 30, 2025 and 2024:

	Nine months ended June 30,
	2025	2024
Professional fees	$5,120,664	$6,164,989
Compensation and related benefits	5,806,232	4,833,221
Stock-based compensation	6,757,008	3,363,692
Europe launch expenses	9,177,513	2,006,402
Facilities, fees and other related costs	2,749,275	3,217,434
Total general and administrative expenses	$29,610,692	$19,585,738

Selling, general and administrative expenses for the nine months ended June 30, 2025 increased by $10.0 million when compared to the nine months ended June 30, 2024. This increase was due to $7.2 million in launch expenses for ONS-5010/LYTENAVA in Europe, an increase of $4.4 million in combined cash and stock-based compensation, which was primarily related to severance costs from the departure of our former Chief Executive Officer and our December 2024 reduction in headcount. These increases were partially offset by a $1.0 million reduction in professional fees and $0.5 million decrease in other general and administration expenses driven by ongoing efforts to reduce expenditures unrelated to launch costs.

Interest expense, net

Interest expense, net decreased by $2.5 million primarily due to convertible promissory note maturity extension fees of $3.1 million recognized during the nine months ended June 30, 2024, partially offset by interest income earned of $0.7 million from money market investments.

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

Warrant inducement expenses

During the nine months ended June 30, 2025, we recognized inducement charges associated with warrants exercised in the period. For further details on warrant inducement transaction refer to Note 9 of the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Gain from change in fair value of warrant liability

The gain recorded during the nine months ended June 30, 2025 and 2024 was primarily due to the reduction in the price per share of common stock.

Liquidity and Capital Resources

We have not generated any significant revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through June 30, 2025, we have funded substantially all of our operations with $598.1 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

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

During the nine months ended June 30, 2025, we sold 3,202,004 shares of common stock under the ATM Offering and generated approximately $5.3 million in net proceeds after paying fees to BTIG and other issuance costs of $0.2 million.

Subsequent to June 30, 2025, we sold 940,478 shares of common stock under the ATM Agreement and generated $1.9 million in net proceeds after paying fees to BTIG and other issuance costs assessed as immaterial.

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

During the nine months ended June 30, 2025, Avondale converted $25,000 of accrued interest on the March 2025 Note into shares of common stock and we made cash payments totaling $975,000. These transactions constituted a $1,000,000 payment toward the Quarterly Debt Reduction Obligations for the calendar quarter ending June 30, 2025.

On June 26, 2025, we and Avondale entered into an agreement to temporarily amend the payment schedule for the Quarterly Debt Reduction Obligations for the calendar quarter ended June 30, 2025, which permits staged monthly payments of $1,000,000, to be made on June 30, July 31, and August 31, 2025.

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

On May 27, 2025, we completed an underwritten public offering (the “Public Offering”) of 9,285,714 shares of common stock and warrants to purchase an aggregate of 18,571,428 shares of common stock pursuant to an underwriting agreement, dated May 22, 2025, between us and BTIG, LLC. The combined price for each share of common stock and accompanying warrant to purchase two shares of common stock was $1.40. We received aggregate net proceeds of $11.6 million after payment of placement agent fees and other offering costs. GMS purchased an aggregate of  4,285,714 shares of common stock and warrants to purchase an aggregate of 8,571,428 shares of common stock in the Public Offering. The warrants have an exercise price of $1.40 per share of common stock and will expire on May 27, 2030. Holders of the warrants may not exercise the warrants if it would result in such holder owning more than 4.99%, 9.99%, or 19.99%, as applicable, of our outstanding common stock.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of June 30, 2025, together with $1.9 million in net proceeds from the sale of shares of common stock under the ATM Agreement since June 30, 2025, are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Funding Requirements

We plan to focus in the near term on supporting the review of our BLA submission for ONS-5010/LYTENAVA with the FDA and to prepare for the potential launch of ONS-5010/LYTENAVA, if approved, to support the generation of commercial revenues, in the U.S. We anticipate we will incur net losses and negative cash flow from operations for the foreseeable future. We may not be able to successfully commercialize ONS-5010/LYTENAVA if, among other things, the FDA does not approve our BLA when we expect, or at all, or if we are not able to secure sufficient funding of our expected post-launch commercial costs.

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

We do not believe that the existing cash and cash equivalents as of June 30, 2025, together with $1.9 million in net proceeds from the sale of shares of common stock under the ATM Agreement since June 30, 2025, are sufficient to fund our operations through one year from the date of this Quarterly Report on Form 10-Q. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine months ended June 30,
	2025	2024
Net cash used in operating activities	$(39,452,240)	$(51,811,963)
Net cash provided by financing activities	33,425,516	60,444,368
Net (decrease) increase in cash and cash equivalents	$(6,026,724)	$8,632,405

Operating Activities

During the nine months ended June 30, 2025, we used $39.5 million of cash in operating activities resulting primarily from our net loss of $49.1 million. This use of cash was partially offset by $6.5 million of non-cash items such as stock-based compensation, loss from change in fair value of promissory notes, warrant inducement expenses, gain from change in fair value of warrant liability, loss on equity method investment and amortization expense. The net cash inflow of $3.2 million from changes in our operating assets and liabilities was primarily due to a decrease in prepaid expenses of $6.2 million associated mainly with ONS-5010/LYTENAVA development costs relating to clinical trial and drug development costs, and an increase in accounts payable and accrued expenses of $3.0 million, primarily due to timing of payments, partially offset by an increase in inventory of $4.1 million relating to commercial inventory manufactured during the period and accounts receivable of $1.8 million.

During the nine months ended June 30, 2024, we used $51.8 million of cash in operating activities resulting primarily from our net loss of $81.1 million. This use of cash was partially offset by $36.5 million of non-cash items such as stock-based compensation, non-cash interest expense, change in fair value of promissory notes, warrant related expense, gain from change in fair value of warrant liability, loss on equity method investment and amortization expense. The net cash outflow of $7.2 million from changes in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $1.2 million, and an increase in prepaid expenses of $6.0 million for timing of payments associated with ONS-5010 development costs relating to clinical trial and drug development costs.

Financing Activities

During the nine months ended June 30, 2025, net cash provided by financing activities totaled $33.4 million. The primary sources of these funds included $33.1 million in net proceeds from the issuance of the March 2025 Note, $16.8 million from the exercise of common stock warrants related to the Warrant Inducement Transaction with GMS and other holders of Existing Warrants, $12.1 million from the Public Offering, and $5.3 million from sales of common stock under the ATM Offering. The proceeds from the March 2025 Note were utilized to fully repay the December 2022 Note, with a payment of $32.9 million. In addition, the Company made cash debt repayments totaling $1.0 million on the March 2025 Note during the period.

During the nine months ended June 30, 2024, net cash provided by financing activities was $60.4 million, primarily attributable to $60.4 million in net proceeds from private placements in March 2024 and April 2024 of an aggregate of  9,285,709 common stock shares and warrants to purchase an aggregate of 13,928,562 shares of common stock.

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

On June 26, 2025, we and Avondale entered into an agreement to temporarily amend the payment schedule for the Quarterly Debt Reduction Obligations for the calendar quarter ended June 30, 2025, which permits staged monthly payments of $1,000,000, to be made on June 30, July 31, and August 31, 2025.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 27, 2024, have not materially changed except revenue recognition.

Revenue Recognition

We recognize revenue from sales of a single product, LYTENAVA (bevacizumab gamma) (the “Product”) in accordance with ASC Topic 606 – Revenue from Contracts with Customers. Our revenue recognition analysis consists of the following steps: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

LYTENAVA (bevacizumab gamma) became available for commercial sale and shipment to patients in Europe in fiscal year 2025. We sell the Product to several customers who are pharmaceutical wholesalers/distributors (the “Customers”) who in turn sell the Product directly to clinics, hospitals, and pharmacies. Revenue is recognized as the Product is physically delivered to the customers.

The transaction price that we recognize for LYTENAVA (bevacizumab gamma)  revenue is our gross product sales reduced by our corresponding gross-to-net, or GTN, estimates using the expected value method, resulting in our reported “Revenues, net” in the accompanying Consolidated Statements of Operations. Revenues, net reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, rebates and administrative fees may be materially above or below the amount estimated. The variance between actual amounts and estimated amounts may result in prospective adjustments to the reported net revenues.

Each of the GTN estimate categories are discussed below:

●	Sales returns are estimated by the Company based on the relative risk of return based on expiration date, and other qualitative factors that can impact the volume of future returns, including competitive developments, product discontinuation, or new product introductions. The Company will consider the level of inventory in the distribution channel by monitoring inventories held at the distributor and wholesalers to assess whether historical rates of returns continue to be appropriate.
●	Administrative fees are contractually charged by the wholesalers and are typically credited directly against amounts due to the Company.
●	Rebates are contractually charged to the Company by customers, including a Voluntary Scheme for Branded Medicines Pricing, Access and Growth rebate with the National Health System in the UK.

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

Changes in Internal Control over Financial Reporting

During the third fiscal quarter ended June 30, 2025, we implemented new processes and controls in relation to the commercialization of LYTENAVA™ (bevacizumab gamma) in the UK and Germany, including processes and controls relating to revenue recognition and inventory which we plan to document the design and test the effectiveness of the controls during our fiscal year ending September 30, 2025. There were no further changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) during third fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, as of June 30, 2025, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended September 30, 2024 filed with the SEC on December 27, 2024.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.  The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly.  Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended September 30, 2024.

We have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur significant losses and negative cash flows from operations for at least the next 12 months.

We have incurred net losses in each year since our inception in January 5, 2010, including net losses of $75.4 million and $59.0 million for the years ended September 30, 2024 and 2023, respectively. We have had minimal revenue to date and have a substantial accumulated deficit and recurring operating losses. We have not generated material revenue from the sales of any product. Our success as a company is substantially dependent on our ability to generate revenue from the sales of ONS-5010/LYTENAVA, which has been approved for the treatment of wet AMD in the EU and UK.

We have devoted substantially all of our financial resources to identify, develop and manufacture our product candidates, including conducting, among other things, analytical characterization, process development and manufacture, formulation and clinical trials, regulatory filing and communication activities and providing general and administrative support for these operations. To date, only one of our product candidates, ONS-5010/LYTENAVA, has been approved for sale in the EU and UK, and we have financed our operations primarily through the sale of equity securities and debt financings, as well as to a limited degree, payments under our co-development and license agreements. The amount of our future net losses will depend, in part, on our ability to continue to generate revenue from product sales, the rate of our future expenditures and our ability to obtain funding through equity or debt financing or our ability to enter into and receive funding under strategic licensing or co-development collaborations.

We expect to continue to incur significant expenses and operating losses for at least the next 12 months. We anticipate that our expenses may increase substantially if and as we:

●	continue to commercialize and market ONS-5010/LYTENAVA in the EU and UK, and in other countries if the product is approved in these territories;
●	continue the clinical development of ONS-5010/LYTENAVA;
●	advance ONS-5010/LYTENAVA into additional clinical trials;
●	change or add contract manufacturing providers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
●	seek regulatory and marketing approvals for ONS-5010/LYTENAVA in the United States and other markets if we successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and for which we retain such rights;
●	seek to identify, assess, acquire or develop other product candidates that may be complementary to ONS-5010/LYTENAVA;
●	make upfront, milestone, royalty or other payments under any license agreements;
●	seek to create, maintain, protect and expand our intellectual property portfolio;
●	engage in litigation, including the pending securities class action lawsuit, as well as any other potential litigation;
●	seek to attract and retain skilled personnel;
●	create additional infrastructure to support our operations as a public company and any future commercialization efforts; and
●	experience any delays or encounter issues with any of the above, including but not limited to failed clinical trials, conflicting results, safety issues or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies in order to pursue marketing approval.

Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

We have generated minimal revenue from product sales and may never be profitable.

We have one product, ONS-5010/LYTENAVA, approved for commercialization in the EU and UK and have generated minimal revenue from product sales. Our ability to continue to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, ONS-5010/LYTENAVA for the treatment of wet AMD, and our other targeted indications, and as appropriate, any of our other product candidates. We currently estimate that we could potentially begin generating revenue from product sales in Europe as early as the first half of calendar 2025, but this depends heavily on our success in many areas, including but not limited to:

●	Securing capital sufficient to continue to fund our commercialization efforts;
●	continuing to commercialize ONS-5010/LYTENAVA and any other product candidates for which we or our partners obtain regulatory and marketing approval;
●	maintaining and obtaining regulatory and marketing approvals for ONS-5010/LYTENAVA and any other product candidates for which we or our partners complete clinical trials;

●	retaining our manufacturing partner for ONS-5010/LYTENAVA and any approved product candidates to support clinical development, regulatory requirements and the market demand for any such approved product candidates;
●	obtaining third-party coverage and adequate reimbursements of ONS-5010/LYTENAVA and any other product candidates, if approved;
●	obtaining market acceptance of ONS-5010/LYTENAVA and any other product candidates for which we obtain regulatory and marketing approval as viable treatment options;
●	establishing or demonstrating in the medical community the safety and efficacy of ONS-5010/LYTENAVA and its potential advantages over and side effects compared to existing products used to treat wet AMD;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	attracting, hiring and retaining qualified personnel; and
●	completing clinical development of ONS-5010/LYTENAVA for the treatment of wet AMD in the United States and the other targeted indications, and any other product candidates we may develop in the future.

We anticipate incurring significant costs to continue to commercialize ONS-5010/LYTENAVA and any of our other product candidates that may be approved for commercialization in the future. Our expenses could increase beyond our expectations if we are required by the FDA, or other regulatory authorities, supranational, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, preclinical or other types of studies in addition to those that we currently anticipate.

Our ability to continue to generate revenue from the sales of ONS-5010/LYTENAVA in the EU, UK or in any other country where the product is approved, or in relation to any other product candidate that may be approved, will be dependent, in part, upon:

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

We currently have one product, ONS-5010/LYTENAVA, that is approved for commercial sale in the EU and UK. We may never be able to obtain regulatory approval for ONS-5010/LYTENAVA outside the EU or UK, develop other marketable products or be able to continue commercializing LYTENAVA in the EU or UK. We expect that a substantial portion of our efforts and expenditures in the foreseeable future will be devoted to the advancement of ONS-

5010/LYTENAVA, our only approved product and only product candidate in active development. We also expect that we will need to devote significant effort to the continued commercialization of LYTENAVA in the EU, UK, and other markets following regulatory approval, if received. We cannot assure you that we will be able to successfully obtain regulatory approval of ONS-5010/LYTENAVA outside of the EU and UK and develop sufficient commercial capabilities for ONS-5010/LYTENAVA if and when necessary. Accordingly, our business currently depends heavily on the successful regulatory approval of ONS-5010/LYTENAVA outside the EU and UK, and commercialization of ONS-5010/LYTENAVA.

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

Analysis of the data is ongoing as the month 3 data from NORSE EIGHT is being collected, which is expected to be available in January 2025. We resubmitted the BLA to the FDA in February 2025 and in April 2025 we announced that the FDA set a PDUFA goal date for August 27, 2025. There can be no assurance that we will address the deficiencies identified in the CRL to the satisfaction of the FDA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

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

10.1#

Executive Employment Agreement by and between Robert C. Jahr and Outlook Therapeutics, Inc, dated June 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 1, 2025).

10.2

Master Services Agreement by and among Outlook Therapeutics, Inc., Outlook Therapeutics Ltd, and Alloga (Nederland) B.V., dated January 29, 2025 (portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File.
#	Indicates management contract or compensatory plan.
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

OUTLOOK THERAPEUTICS, INC.

Date: August 14, 2025	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer (Principal Financial and Accounting Officer)