Form 10-K
period 2025-09-30
Outlook Therapeutics, Inc.
filed 2025-12-19
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of March 31, 2025 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on The Nasdaq Capital Market on that date, was approximately $26.9 million.

As of December 16, 2025, the registrant had outstanding 64,114,399 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2025.

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

Currency translations between Swiss Francs, or CHF, and United States dollars provided herein are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 2025, or CHF 0.80 = $1.00. We do not represent that CHF were, could have been, or could be, converted into United States dollars at such rate or at any other rate.

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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, among others, the following:

●	We have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur significant losses and negative cash flows from operations for at least the next 12 months;
●	We have generated minimal revenue from product sales to date and have not generated material revenue from the sales of any product and may never be profitable;
●	There is substantial doubt about our ability to continue as a going concern. We will need to raise substantial additional funding to complete the development and commercialization of ONS-5010/LYTENAVA™ (bevacizumab-gamma) outside of the European Union (the “EU”) and United Kingdom (the “UK”) and support our operations until we are able to generate sufficient revenue from the sales of ONS-5010/LYTENAVA in the EU and UK. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations;
●	Raising additional capital, including modifications to our existing convertible securities, may cause dilution to our securityholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	We received a second Complete Response Letter from the FDA in August 2025 with respect to our resubmitted BLA for ONS-5010/LYTENAVA for wet AMD in the United States, in which the FDA concluded that the application did not contain substantial evidence of effectiveness and indicated that additional well-controlled clinical evidence would be required. In September 2025, we conducted a Type A meeting with the FDA at which we received feedback on resubmitting the BLA. We subsequently resubmitted the ONS-5010/LYTENAVA BLA and have received a Prescription Drug User Fee Act, or PDUFA, goal date of December 31, 2025 for a decision by the FDA;
●	We may need to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of product candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business could be harmed;
●	Due to our limited resources and access to capital, we have, and will continue to need to, prioritize development of certain product candidates, and these decisions may prove to have been wrong and may harm our business;
●	Clinical drug development is a lengthy and expensive process and we may encounter substantial delays in our clinical trials or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities;
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates, and our existing insurance coverage may not be sufficient to satisfy any liability that may arise;
●	The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for ONS-5010/LYTENAVA outside of the EU and UK or in any other indications for which we plan to develop the product, or any future product candidates, on a timely basis or at all;
●	Any delays in the commencement or completion, or termination or suspension, of our planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects;
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours. Other products may be approved and successfully commercialized before ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates;
●	We currently have no marketing and sales organization. If we are unable to establish and maintain sales and marketing capabilities in jurisdictions for which we choose to retain commercialization rights, we may be unable to generate any revenue and will depend on the efforts of our licensing partners, if any;

●	We rely on third parties to manufacture and test ONS-5010/LYTENAVA, conduct our preclinical and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for ONS-5010/LYTENAVA outside the EU and UK, or for any other of our product candidates, or commercialize ONS-5010/LYTENAVA or any other of our product candidates and our business could be harmed;
●	We currently engage single source suppliers for clinical trial services, drug substance manufacturing, and fill-finish manufacturing of ONS-5010/LYTENAVA. The loss of any of these suppliers, or any future single source suppliers, could harm our business;
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts;
●	We may become involved in lawsuits to protect or enforce any future patents, which could be expensive, time-consuming and unsuccessful;
●	If we are unable to obtain and maintain effective patent rights for ONS-5010/LYTENAVA or our other product candidates or any future product candidates, we may not be able to prevent competitors from using technologies we consider important in the development and commercialization of ONS-5010/LYTENAVA or any future product candidates, resulting in loss of any potential competitive advantage our patents may have otherwise afforded us;
●	If we are unable to maintain effective proprietary rights for ONS-5010/LYTENAVA or any future product candidates, we may not be able to compete effectively in our markets;
●	If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business;
●	Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations;
●	We are highly dependent on the services of our key executives and personnel, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer;
●	We and certain of our current and former officers have been named as defendants in a pending securities class action lawsuit. Certain of our current and former officers and directors have also been named as defendants in a pending shareholder derivative action. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in its outcome;
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which may adversely affect our business;
●	The trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses; and
●	GMS Ventures and Investments, or GMS Ventures, beneficially owns a significant percentage of our common stock and has the right to designate members of our board of directors and is able to exert significant control over matters subject to stockholder approval, preventing new investors from influencing significant corporate decisions.

PART I

Item 1. Business

Overview

We are a biopharmaceutical company that has developed ONS-5010/LYTENAVATM as the first ophthalmic formulation of bevacizumab approved by the European Commission in the European Union, or EU, and the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, or UK, for use in adults for the treatment of wet age-related macular degeneration, or wet AMD. In June 2025, we launched directly into the initial markets of Germany and the UK. Additionally, our Biologics License Application, or BLA, is currently under review at the U.S. Food and Drug Administration, or FDA, for the use of ONS-5010/LYTENAVA as a treatment for wet AMD in the United States. If approved by the FDA., our goal is to also launch directly in the United States as the first and only approved ophthalmic bevacizumab for the treatment of wet AMD. In addition to Europe and the United States., we may seek approval to launch ONS-5010/LYTENAVA the product in other markets. ONS-5010/LYTENAVA is manufactured in the United States.

Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. Prior to the approval of ONS-5010/LYTENAVA in the EU and UK, bevacizumab had only been approved for use in the treatment of various forms of cancer and had not been optimized for use in the treatment of retina diseases. Because there previously were no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted standard biologic therapeutic applications and are not using the biosimilar drug regulatory pathway that would be required if bevacizumab were an approved drug for the targeted disease. Off-label repackaged bevacizumab is a frequently used first-line anti-VEGF treatment in Europe (approximately 2.8 million injections annually) and the United States (approximately 2.7 million injections annually) based on data compiled from various sources (Citeline (2023), Global Data (2023) and Market Scope (2022); ASRS 2024 Membership Survey; Market Scope 2024 US Retina Quarterly Updates; GlobalData: Age-Related Macular Degeneration: Global Drug Forecast and Market Analysis to 2028 (April 2020)). We believe ONS-5010/LYTENAVA has potential to mitigate risks associated with off-label use of unapproved bevacizumab. We believe there is significant opportunity in Europe with a total anti-VEGF retina market estimated to be approximately $3.6 billion, including approximately 1.52 million treated patients and approximately 8.3 million total anti-VEGF units (Global Data (2023); Market Scope (2022); IQVIA MIDAS data Q3 2023; Graefe's Archive for Clinical and Experimental Ophthalmology (2020) 258:503–511). We similarly see significant opportunity in the United States, with an estimated $8.5 billion total anti-VEGF retina market, where 55% of physicians state off-label repackaged bevacizumab is the preferred first-line product. It is estimated that 34% of the total anti-VEGF market is off-label bevacuzimab (new and maintenance therapy) (Citeline (2023); Global Data (2023); Market Scope (2022); ASRS 2024 Membership Survey; Market Scope 2024 US Retina Quarterly Updates; GlobalData: Age-Related Macular Degeneration: Global Drug Forecast and Market Analysis to 2028 (April 2020)). We estimate the global market for anti-VEGF retina to be approximately $16 billion (Citeline (2023), Global Data (2023) and Market Scope (2022)).

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

Separately, in March 2022, we submitted a BLA to the FDA for ONS-5010/LYTENAVA for the treatment of wet AMD. In May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010/LYTENAVA in August 2022, and in October 2022, we received confirmation from the FDA that our BLA had been accepted for filing. In August 2023, we received a Complete Response Letter, or CRL, in which the FDA concluded it could not approve the BLA during this review cycle due to several chemical, manufacturing and control, or CMC, issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA required the completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010/LYTENAVA, as well as additional requested CMC data indicated in the CRL to approve ONS-5010/LYTENAVA for use in wet AMD.

We agreed to conduct an additional adequate and well-controlled clinical trial following discussions with the FDA in support of our BLA for ONS-5010/LYTENAVA. In December 2023, we submitted a Special Protocol Assessment, or SPA, to the FDA for this study (NORSE EIGHT) seeking confirmation that, if successful, it would address the FDA’s requirement for a second adequate and well-controlled clinical trial to support our planned resubmission of the ONS-5010/LYTENAVA BLA. In January 2024, we received confirmation that the FDA had reviewed and agreed upon the NORSE EIGHT trial protocol pursuant to the SPA. In addition, through a Type A meeting and additional interactions with the FDA, including Type C and Type D meetings, we identified the approaches needed to resolve the CMC comments in the CRL. In November 2024, we reported that ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the SPA. However, the data from the trial demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010/LYTENAVA. Analysis of the complete week 12 data set for NORSE EIGHT provided additional evidence of improvement in vision and biological activity. We resubmitted the BLA for ONS-5010/LYTENAVA in February 2025. On August 27, 2025, we received a second CRL from the FDA. This CRL included only one deficiency, for a lack of substantial evidence of effectiveness. In the CRL, the FDA advised that, because ONS-5010 did not meet the primary efficacy endpoint in NORSE EIGHT, it is recommended that confirmatory evidence of efficacy be submitted to support the application for ONS-5010. Additionally, the FDA reiterated that NORSE TWO met its primary endpoint for effectiveness. Following a September 2025 Type A meeting with the FDA, we resubmitted the ONS-5010/LYTENAVA BLA and have received a Prescription Drug User Fee Act, or PDUFA, goal date of December 31, 2025 for a decision by the FDA.  If approved, we expect to receive 12 years of regulatory exclusivity in the United States.

NORSE EIGHT

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

Additional Clinical Studies

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

Our Strategy

Our goal is to commercialize ONS-5010/LYTENAVA as the first, and only, approved bevacizumab for ophthalmic use in the EU, UK, United States and other markets. We have already begun direct efforts to market LYTENAVA in Germany and the UK, and we plan to also do this directly in the United States, if approved by the FDA.  Additionally, we are investigating which additional countries, both inside and outside the EU, to pursue direct commercialization or to potentially partner with a third-party for commercialization. In order to achieve this goal, we have adopted a streamlined clinical and regulatory strategy, the key elements of which include:

●	Leveraging the drug development and commercialization expertise of our leadership team. Members of our executive team have extensive expertise in developing and commercializing therapeutics. We intend to leverage their collective experience to further the development of, and execute an optimal commercial strategy for, ONS-5010/LYTENAVA, including potentially licensing commercial rights to ONS-5010/LYTENAVA to a strategic partner in some countries outside the United States.
●	Engaging with regulatory authorities to establish clear guidelines for potential approval of ONS-5010/LYTENAVA outside the EU and UK. We have continued our approach of working closely with regulatory authorities to develop and conduct clinical trials that we believe will appropriately support approval of ONS-5010/LYTENAVA outside the EU and UK.
●	Leveraging the expertise of partners in the biopharma and ophthalmic industry to support launch of ONS-5010/LYTENAVA in the EU and UK, and outside of these countries if the product is approved in other territories. We have entered into a strategic commercialization agreement for the distribution of ONS-5010/LYTENAVA, which is intended to provide us with the leverage and capabilities of a large biopharmaceutical company. We use the same approach for leveraging the expertise of experienced third-party biologic manufacturers for the production of our drug substance and finished product.
●	Reducing and managing costs to minimize additional investment to complete our development programs and plan for a potential commercial launch. We have made the strategic decision to outsource the commercial manufacturing and future clinical trial supply manufacturing for ONS-5010/LYTENAVA and other product candidates. We believe this will significantly reduce future overhead costs not directly related to our ONS-5010/LYTENAVA program.

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

We are actively working towards obtaining FDA approval of ONS-5010/LYTENAVA for the treatment of wet AMD and have received a PDUFA goal date of December 31, 2025 for an FDA decision on our resubmitted BLA. We are also planning to develop and generate evidence to support ONS-5010/LYTENAVA for use in the treatment of other retina diseases such as DME and BRVO. We continue to hold the developed market commercialization rights for two legacy biosimilar product candidates but currently have no plans to further develop these assets.

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

Clinical Development Status

The study design for our Phase 3 clinical program to evaluate ONS-5010/LYTENAVA as an ophthalmic formulation of bevacizumab was reviewed with the FDA at an end of Phase 2 meeting in April 2018, and we filed our IND with the FDA in the first quarter of calendar 2019. Our registration plan for wet AMD, the initial indication planned for ONS-5010/LYTENAVA, consisted of three clinical trials which we refer to as NORSE ONE, NORSE TWO and NORSE THREE. We reported achieving the anticipated safety and efficacy and positive proof-of-concept topline results from NORSE ONE, a clinical experience study, in August 2020. NORSE TWO was our pivotal Phase 3 clinical trial comparing ONS-5010/LYTENAVA to ranibizumab (LUCENTIS) that reported highly statistically significant topline results in August 2021. NORSE THREE was an open-label safety study conducted to ensure the adequate number of safety exposures to ONS-5010/LYTENAVA were available for the ONS-5010/LYTENAVA BLA submission with the FDA. After reviewing our BLA for ONS-5010/LYTENAVA, the FDA issued a CRL indicating that it could not approve the BLA during this review cycle due to several CMC issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. We agreed to conduct an additional clinical trial (NORSE EIGHT) to support approval of ONS-5010/LYTENAVA for the treatment of wet AMD in the United States and subsequently obtained agreement from the FDA on our SPA for the study. NORSE EIGHT was designed as a randomized, controlled non-inferiority clinical trial to assess the safety and efficacy of intravitreal injections of ONS-5010/LYTENAVA compared with ranibizumab

(Lucentis) intravitreal injections, in subjects with neovascular age-related macular degeneration (nAMD). In November 2024, we reported that ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in SPA with the FDA. However, the preliminary data from the trial demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010/LYTENAVA, as described in greater detail above under “—Overview—NORSE EIGHT”.

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

NORSE EIGHT

NORSE EIGHT was a randomized, controlled, parallel-group, masked non-inferiority study of neovascular age-related macular degeneration subjects randomized in a 1:1 ratio to receive 1.25 mg ONS-5010/LYTENAVA or 0.5 mg ranibizumab intravitreal injections. The primary endpoint was the mean change in BCVA from baseline to Week 8. Subjects received injections at Day 0 (randomization), Week 4, and Week 8 visits. In January 2024, we received confirmation from the FDA that, if successful, this study would address the FDA’s requirement for a second adequate and well-controlled clinical trial to support the resubmission of the ONS-5010/LYTENAVA BLA for wet AMD.

A total of 400 patients were enrolled in the study. We successfully completed enrollment in September 2024 and in November 2024 we reported that  ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the SPA with the FDA. However, the preliminary data from the trial demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010. The difference in the means between the ONS-5010/LYTENAVA and ranibizumab in the NORSE EIGHT trial was -2.257 BCVA letters with a 95% confidence interval of (-4.044, -0.470) while the lower bound of the pre-specified non-inferiority margin in the SPA was -3.5 at a 95% confidence interval; the hypothesis of noninferiority was not met (p>0.025). In the intent-to-treat (ITT) primary dataset, NORSE EIGHT demonstrated a mean +4.2 letter improvement in BCVA in the ONS-5010/LYTENAVA arm and +6.3 letter improvement in BCVA in the ranibizumab arm. In January 2025, we reported the complete week 12 data and safety results from NORSE EIGHT, which continued to demonstrate an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile. At week 12, the difference in the mean between ONS-5010/LYTENAVA and ranibizumab was -1.009 BCVA letters with a 95% confidence interval of (-2.865, 0.848) in the NORSE EIGHT trial. Applying the statistical parameters from the week 8 primary endpoint with the lower bound of the non-inferiority margin at -3.5 with a 95% confidence interval, the noninferiority margin was met at week 12, indicating that the two study arms are not different at this timepoint. In the ITT population, NORSE EIGHT demonstrated a mean 5.5 letter improvement in BCVA in the ONS-5010/LYTENAVA arm and 6.5 letter improvement in BCVA in the ranibizumab arm. Additionally, consistent with the BCVA data, clinical mechanistic data from NORSE EIGHT was similar in both study arms at all three study timepoints and demonstrated reductions in central retinal thickness, a key measure of physiological impact and important indicator used by physicians to assess the health of the retina and the success of treatment. The safety results demonstrated across the full duration of NORSE EIGHT are also consistent with previously reported safety results from the NORSE ONE, NORSE TWO, and NORSE THREE clinical trials, with no cases of retinal vasculitis reported in either study arm.

Commercialization, Sales and Marketing

Our commercialization strategy is to provide a safe, effective, and affordable on-label bevacizumab for the retina community while maximizing revenue and patient access to ONS-5010/LYTENAVA. We have entered into a strategic collaboration agreement with Cencora to support the commercial launch of ONS-5010/LYTENAVA globally. Cencora provides comprehensive launch support in the EU and UK, including pharmacovigilance, regulatory affairs, quality management, market access support, importation, third-party logistics distribution and field solutions. The collaboration and integrated approach is designed to support market access and efficient distribution of ONS-5010/LYTENAVA in the EU and UK, as well as other regions outside the United States. If approved by the FDA, we currently intend to launch and market ONS-5010/LYTENAVA ourselves in the United States. We currently own all of the development and commercialization rights to ONS-5010/LYTENAVA and have licensed rights only to our joint venture in the People’s Republic of China, or PRC, for the greater China market (see “-Collaboration and License Agreements-Syntone-Private Placement and PRC Joint Venture”).

The marketing authorization for ONS-5010/LYTENAVA in the EEA provides eight years of data exclusivity and 10 years of market exclusivity. If approved by the FDA, we believe that ONS-5010/LYTENAVA will be entitled to 12 years of regulatory exclusivity granted in the United States against biosimilar competition.

For many years, anti-VEGF therapy has been the standard of care for many ophthalmic diseases, including wet AMD, DME and BRVO. However, although multiple branded drugs have been approved for these indications (e.g., LUCENTIS, EYLEA, EYLEA HD, BEOVU, SUSVIMO and VABYSMO), they are expensive. The recently approved biosimilar versions of LUCENTIS and EYLEA are also expensive, although they are available at a discount to the reference drug. Doctors who wish to treat their retinal patients with a less expensive anti-VEGF drug, with minimal reimbursement hurdles, often use off-label bevacizumab. However, because there is no FDA approved ophthalmic formulation of bevacizumab in the United States, and there was previously no approved ophthalmic formulation of bevacizumab in the EU or UK until the marketing authorizations of ONS-5010/LYTENAVA in the EU and UK, doctors have used repackaged bevacizumab (Avastin) provided by compounding pharmacists that is not required to meet the standards for ophthalmic use necessary for an approved product. Despite clinicians’ widespread acceptance and use of bevacizumab to treat ophthalmic diseases such as wet AMD, DME and BRVO, no manufacturer has previously sought approval of bevacizumab for these diseases.

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

To meet this retinal market need, we developed ONS-5010/LYTENAVA as an investigational ophthalmic formulation of bevacizumab in the United States. ONS-5010/LYTENAVA has been approved for the treatment of wet AMD in the EU and UK and provides a viable treatment option across the spectrum of anti-VEGF ophthalmic drugs that treat wet AMD, avoiding the safety, sterility, potency, availability, and syringe drawbacks that can occur with repackaged bevacizumab from compounding pharmacies. If approved in other indications, ONS-5010/LYTENAVA may also provide a viable alternative for the treatment of DME and BRVO.

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

We believe ONS-5010/LYTENAVA has the potential to become the anti-VEGF cornerstone of care for retinal diseases and help lower the aggregate costs of treating retinal diseases for the overall healthcare system in the EU and UK, and also in the United States if the product is approved there. It may also provide synergies with future long-acting agents and adjunct therapies for advanced treatment of wet AMD, DME and BRVO.

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

We are actively pursuing additional licensing opportunities in the Southern Hemisphere, where many markets permit the approval and distribution of our products based on our existing European Medicines Agency authorization.

Manufacturing

ONS-5010/LYTENAVA is manufactured in the United States. We are working with FujiFilm Diosynth Biotechnologies, or Fuji, and PCI San Diego, Inc., or PCI SD, to provide product manufacturing in current Good Manufacturing Practices, or cGMP, manufacturing facilities. We are currently negotiating a supply agreement for a best-in-class pre-filled ophthalmic syringe, which we believe will provide both ease-of-use for clinicians and add to ONS-5010/LYTENAVA’s safety profile over the current unapproved therapies that have caused problems related to syringe malfunction and contamination. We will screen other contract manufacturers to meet our clinical, commercial and regulatory supply requirements as needed. For a discussion of risks related to our sources and availability of supplies, please see “Risk Factors.” Previously, we manufactured bulk drug substance for preclinical and clinical supplies of our product candidates in our in-house facility. Our business could be harmed if our current contract manufacturer is unable to manufacture our product candidates at the necessary quantity or quality levels, We currently engage single source suppliers for clinical trial services, drug substance manufacturing, and fill-finish manufacturing of ONS-5010/LYTENAVA. The loss of any of these suppliers, or any future single source suppliers, could harm our business.

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

Competitive Landscape

In the United States, approximately 66.3% of new wet AMD patient starts utilize off-label, repackaged bevacizumab (ASRS 2022 Membership Survey, ASRS NY 2022), and this practice is also common in Europe. The current FDA-approved market leaders are VEGF inhibitors, including Eylea®, Eylea® HD, Beovu®, Lucentis®, Susvimo®, and Vabysmo®. Recently, ranibizumab biosimilars BYOOVIZ® and CIMERLI® and the aflibercept biosimilar PAVBLU® were approved and launched. Global annual revenue for anti-VEGF therapies was estimated at $13.1 billion in 2020 (Triangulation of Global Data, Market Scope, and Investor Forecasts). We intend to strategically price ONS-5010/LYTENAVA™ as a lower-cost alternative to biosimilars and branded products, while remaining above off-label compounds.

We face competition from major multinational pharmaceutical companies, specialty pharmaceutical firms, and biotechnology companies. Key competitors include Novartis (Lucentis®, Beovu®), Regeneron (Eylea®), Genentech (Vabysmo®), Biogen and Coherus (Lucentis® biosimilars), and Amgen (Eylea® biosimilar). Roche’s Avastin® is widely used off-label for wet AMD despite lacking FDA approval for this indication. Our product ONS-5010/LYTENAVA™ is approved in the EU and UK as an alternative to off-label Avastin® and higher-cost approved therapies and is being developed for similar purposes in other markets. Competitors and other emerging companies are actively developing new wet AMD treatments across multiple stages of clinical development. Approved therapies include ranibizumab (Lucentis®, Genentech/Roche), aflibercept and high-dose aflibercept (Eylea®, Regeneron/Bayer), faricimab (Vabysmo®, Genentech/Roche), brolucizumab (Beovu®, Novartis), and the Port Delivery System with ranibizumab (Genentech/Roche), redesigned for improved safety, with global markets expanding for ranibizumab and aflibercept biosimilars. The pipeline features gene therapies RGX-314 (Regenxbio/AbbVie) and ixoberogene soroparvovec (Adverum Biotechnologies), early CRISPR-based approaches, tyrosine kinase inhibitors CLS-AX (axitinib, Clearside Biomedical) and EYP-1901 (vorolanib,

EyePoint Pharmaceuticals), WNT modulators such as MK-3000 (Merck), integrin inhibitors risuteganib (Allegro Ophthalmics) and THR-687 (Oxurion), and adjunctive VEGF-pathway agents, along with engineering enhancements to optimize long-term treatment options. These competitive dynamics may limit adoption and commercial success of our products.

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

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring EU oppositions and pending intellectual property rights, preparing litigation strategies in view of the U.S. legislative framework and filing United States and international patent applications on technologies, inventions and improvements that are important to our business. As of September 30, 2024, we own three U.S. patents, eighteen foreign patents, and two pending international applications that were nationalized from six Patent Cooperation Treaty, or PCT, applications, which relate to formulations developed for our legacy biosimilar program ONS-3010 and ONS-5010/ONS-1045, methods of antibody purification, methods for purifying antibodies to separate isoforms, methods of use, methods of reducing high molecular weight species, and modulating afucosylated species as well as efficiently determining the amino acid sequence of antibodies. Our first PCT application was nationalized in April 2016 in Australia, Canada, China, Europe, Hong Kong, India, Japan, Mexico and the United States. If granted, patents issuing from these nine applications are expected to expire in 2034, absent any adjustments or extensions. Our second PCT application was nationalized in July 2017 in Europe and the United States. If granted, patents issuing from these two applications are expected to expire in 2036, absent any adjustments or extensions. Our third PCT application was nationalized in June 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2036, absent any adjustments or extensions. Our fourth PCT application was nationalized in July 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our fifth PCT application was nationalized in August 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. Our sixth PCT application was nationalized in August 2018 in Australia, Canada, China, Europe, India, Japan, Mexico and the United States. If granted, patents issuing from these eight applications are expected to expire in 2037, absent any adjustments or extensions. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation;
●	submission to the FDA of an IND application, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;
●	performance of adequate and well-controlled human clinical trials to establish the safety and effectiveness of the proposed biologic product candidate for its intended purpose;
●	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and
●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product (including biological products) to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form that must be provided to each trial subject or his or her legal representative before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.

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

Other United States Healthcare Laws and Compliance Requirements

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

Additionally, the federal false claims and civil monetary penalties laws, including the civil False Claims Act prohibit, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the United States government, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government has used the civil False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other illegal sales and marketing practices.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit covered entities and business associates from, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

Healthcare Reform

In the United States and some foreign jurisdictions there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system to contain costs, improve quality, and expand access to care. For example, in March 2010, the Affordable Care Act was signed into law, which among other things, expanded coverage for the uninsured while at the same time containing overall healthcare costs, expanded and increased industry rebates for drugs covered under Medicaid programs, and made changes to the coverage requirements under the Medicare prescription drug benefit.

There have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. Accordingly, we continue to evaluate the effect that the Affordable Care Act has on our business. Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 led to automatic reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments will remain in effect until 2032 unless additional Congressional action is taken.

In addition, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.  For example, the IRA, among other things, (i) directed the U.S. Department of Health & Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposed rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare and Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration has announced agreements with pharmaceutical companies that requires the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.  In June 2024, the U.S. Supreme Court’s Loper Bright decision eliminated judicial deference to regulatory agencies, which could increase legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict what healthcare reform initiatives may be adopted in the future.  The Affordable Care Act, the IRA, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could harm our future revenues.

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

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the United States PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

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

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g. the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the United States and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust.  The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK or Great Britain.  Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and the adequacy of reimbursement from third-party payors, including government health administrative authorities, managed care organizations, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost effectiveness of drug products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly drug products. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, there is no uniform policy for coverage and reimbursement in the United

States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As such, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to realize an appropriate return on our investment in product development. Obtaining and maintaining adequate reimbursement for our product candidates, once approved, may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement compared to existing approved biologics and other therapies. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs in the United States, and coverage may be more limited than the indications for which the product is approved by the FDA or similar regulatory authorities outside the United States. In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition.

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

Employees and Human Capital Resources

As of September 30, 2025, we had 17 full-time employees, seven of whom were primarily engaged in research and development activities and commercialization of ONS-5010/LYTENAVA and five of whom have a Ph.D. degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We have incurred net losses in each year since our inception, including net losses of $62.4 million and $75.4 million for the years ended September 30, 2025 and 2024, respectively. We have not generated material revenue from the sales of any product. During the fiscal year 2025, we recognized revenues of $1.4 million from sales of LYTENAVA in Germany and the UK, representing the shipments of product into Germany and the UK. Our success as a company is substantially dependent on our ability to generate revenue from the sales of ONS-5010/LYTENAVA, which has been approved for the treatment of wet AMD in the EU and UK.

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

We expect to continue to incur significant expenses and operating losses for at least the next 12 months. We anticipate that our expenses may increase substantially if and as we:

●	continue our product launch and market ONS-5010/LYTENAVA in the EU and UK, and in other countries if the product is approved in these territories;
●	continue the clinical development of ONS-5010/LYTENAVA;
●	advance ONS-5010/LYTENAVA into additional clinical trials;
●	change or add contract manufacturing providers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
●	seek regulatory and marketing approvals for ONS-5010/LYTENAVA in the United States and other markets if we successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and for which we retain such rights;
●	seek to identify, assess, acquire or develop other product candidates that may be complementary to ONS-5010/LYTENAVA;
●	make upfront, milestone, royalty or other payments under any license agreements;
●	seek to create, maintain, protect and expand our intellectual property portfolio;
●	engage in litigation, including the pending securities class action lawsuit, as well as any other pending or potential litigation;
●	seek to attract and retain skilled personnel;

●	create additional infrastructure to support our operations as a public company and any future commercialization efforts; and
●	experience any delays or encounter issues with any of the above, including but not limited to failed clinical trials, conflicting results, safety issues or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies in order to pursue marketing approval.

Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

We have not generated material revenue from any product sales and may never be profitable.

We have one product, ONS-5010/LYTENAVA, approved for commercialization in the EU and UK and we have not generated material revenue from the sales of any product. During the fiscal year 2025, we recognized revenues of $1.4 million from sales of LYTENAVA in Germany and the UK, representing the shipments of product into Germany and the UK. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, ONS-5010/LYTENAVA for the treatment of wet AMD, and our other targeted indications, and as appropriate, any of our other product candidates. Our ability to generate revenue depends heavily on our success in many areas, including but not limited to:

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

As of September 30, 2025, our cash and cash equivalents balance was $8.1 million. We do not believe that our existing cash and cash equivalents as of September 30, 2025, together with $14.9 million in net proceeds from the sale of shares of common stock under an at-the-market sales program since September 30, 2025, are sufficient to fund our operations through one year from the Form 10-K filing date. On March 13, 2025, we issued a $33.1 million promissory note, or the March 2025 Note, to Avondale Capital, LLC, or Avondale. The March 2025 Note bears interest at the prime rate plus 3%, with a minimum rate of 9.5%, matures on July 1, 2026 and is convertible into common stock. We must repay at least $3,000,000 (by cash or conversions into common stock) of the outstanding balance on the March 2025 Note each quarter starting in the second calendar quarter of 2025 (subject to adjustments for conversions and to payment of a 7.5% exit fee) (the “Quarterly Debt Reduction Obligations”). Any amount converted by Avondale during a given calendar quarter in excess of the Quarterly Debt Reduction Obligations will be credited toward meeting the Quarterly Debt Reduction Obligations for the next quarter or quarters. See “Raising additional capital, including modifications to our existing convertible securities, may cause dilution to our securityholders, restrict our operations or require us to relinquish rights to our technologies and product candidates” for additional information on the effects of an event of default under the terms of the March 2025 Note.

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

Avondale may convert any portion of the March 2025 Note into common stock at a conversion price of $2.26, as further described in the March 2025 Note . In addition, we may convert the March 2025 Note if our stock trades at or above $3.00 per share for 30 consecutive days with an average daily trading volume of at least $1.0 millionTrigger Events (e.g., payment default, covenant breaches) may increase the Note balance by 5–10%. Unresolved issues after 10 trading days trigger default, accelerating the Note with 22% interest. If the Conversion Price drops below $0.404, conversions must be paid in cash. Conversions of amounts outstanding under the March 2025 Note may result in the issuance of a substantial number of shares of common stock.

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

There can be no assurance that our BLA or MAAs of ONS-5010/LYTENAVA for wet AMD, or planned future, clinical trials for other retina indications, will ultimately meet the requirements sufficient for us to receive regulatory approval outside of the EU and UK. For example, in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010/LYTENAVA in August 2022 and in August 2023, we received a CRL in which the FDA concluded it could not approve the BLA during this review cycle due to several CMC issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010/LYTENAVA, as well as additional requested CMC data indicated in the CRL to approve ONS-5010/LYTENAVA for use in wet AMD. We received agreement from FDA under the SPA for the NORSE EIGHT trial protocol and in November 2024, we reported that  ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the special protocol assessment (SPA) with the FDA.

However, the preliminary data from the trial demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010.  Upon receipt of the full month 3 efficacy and safety results for NORSE EIGHT, we resubmitted the BLA application for ONS-5010/LYTENAVA on February 27, 2025 and received a CRL on August 28, 2025. In September 2025, we conducted a Type A meeting with the FDA at which we received feedback on resubmitting the BLA. On November 3, 2025 we resubmitted the ONS-5010/LYTENAVA BLA and have received a PDUFA goal date of December 31, 2025 for a decision by the FDA. There can be no assurance that we will address the deficiencies identified in the CRL to the satisfaction of the FDA.

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA, EMA or European Commission and other comparable foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change the requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a Phase 3 clinical trial that has the potential to result in FDA or other authorities’ approval. For example, in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010/LYTENAVA in August 2022 and in August2023, we received a CRL in which the FDA concluded it could not approve the BLA during this review cycle due to several CMC issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010/LYTENAVA, as well as additional requested CMC data indicated in the CRL to approve ONS-5010/LYTENAVA for use in wet AMD. Although in January 2024 we reached agreement on a SPA with FDA, this agreement only indicated concurrence with critical trial design concepts; it did not imply that FDA had reviewed, or concurred with, protocol details that do not affect approvability. Moreover, the presence of a SPA agreement does not guarantee that a marketing application will be filed or approved, even if the trial is conducted in accordance with the protocol. In November 2024, we reported that ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the SPA with the FDA.

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

For example, in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010/LYTENAVA on August 30, 2022. On August 29, 2023, we received a CRL in which the FDA concluded it could not approve the BLA during this review cycle due to several CMC issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled trial clinical trial evaluating ONS-5010/LYTENAVA, as well as additional requested CMC data indicated in the CRL to approve ONS-5010/LYTENAVA for use in wet AMD. In response to FDA’s CRL, we conducted the NORSE EIGHT clinical and, in November 2024, we reported that ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the SPA with the FDA. However, we believe that the data from the trial, in total, demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010/LYTENAVA, and subsequently resubmitted our BLA in February 2025, and received a CRL in August 2025. Following a September 2025 Type A meeting with the FDA, we resubmitted the ONS-5010/LYTENAVA BLA and have received a Prescription Drug User Fee Act, or PDUFA, goal date of December 31, 2025 for a decision by the FDA. Generally, public concern regarding the safety of pharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for ONS-5010/LYTENAVA. We may not receive approval from the FDA at the conclusion of its review of the BLA, in which case our business, financial condition and results of operations would be further harmed.

If we experience additional delays in obtaining approval or if we fail to obtain approval of ONS-5010/LYTENAVA outside the EU and UK, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

Disruptions at the FDA and other government agencies caused by shutdowns or funding shortages could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

Disruptions at the FDA and other agencies may slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times – including the most recent shutdown, which began October 1, 2025 and ended November 12, 2025 and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with a product candidate in planned clinical trials. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by a product candidate could result in the delay, suspension or termination of clinical trials by us or the FDA or supranational or comparable foreign regulatory authorities for a number of reasons, or could result in a delay of FDA or comparable foreign regulatory authority approval, similar to our withdrawal of our BLA in May 2022 to provide additional information requested by the FDA and subsequent CRLs. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of ONS-5010/LYTENAVA or any future product candidate will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of ONS-5010/LYTENAVA or any future product candidate. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

We have entered and expect to continue to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical markets have demonstrated the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as an ability to effectively commercialize, market and promote approved products. Numerous companies, universities and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors are large, experienced pharmaceutical companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. These companies also have greater brand recognition and more experience in conducting preclinical testing and clinical trials of product candidates and obtaining FDA and other regulatory approvals of products.

We have competition from established and emerging companies in the United States and internationally. Our competitors include major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Notable competitors include Novartis, which markets Lucentis® and Beovu®; Regeneron, with Eylea®; Genentech, which markets Vabysmo®; Biogen and Coherus, which offer biosimilar formulations of Lucentis®; and Amgen, which offers a biosimilar formulation of Eylea®. All of these products are approved for use in patients with wet AMD. In addition, Roche’s cancer drug Avastin® is widely used off-label for wet AMD despite not being approved for this indication. Our product ONS-5010/LYTENAVA™ is approved in the EU and UK as an alternative to off-label Avastin® and higher-cost approved therapies and is being developed for similar purposes in other markets. These companies, along with other biotechnology and pharmaceutical firms, are also developing new treatments for wet AMD at various stages of preclinical and clinical development. The wet AMD treatment landscape continues to advance with approved therapies such as ranibizumab (Lucentis®, Genentech/Roche), aflibercept and high-dose aflibercept (Eylea®, Regeneron/Bayer), faricimab (Vabysmo®, Genentech/Roche), brolucizumab (Beovu®, Novartis), and the Port Delivery System with ranibizumab (Genentech/Roche), redesigned for improved safety, as well as expanding global markets for ranibizumab and aflibercept biosimilars. The development pipeline includes gene therapies RGX-314 (Regenxbio/AbbVie) and ixoberogene soroparvovec (Adverum Biotechnologies), early CRISPR-based approaches, tyrosine kinase inhibitors CLS-AX (axitinib, Clearside Biomedical) and EYP-1901 (vorolanib, EyePoint Pharmaceuticals), WNT modulators such as MK-3000 (Merck), integrin inhibitors risuteganib (Allegro Ophthalmics) and THR-687 (Oxurion), and adjunctive VEGF-pathway agents, along with engineering enhancements to optimize long-term treatment options. These competitive dynamics could limit the adoption and commercial success of our products.

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

We currently have no internal marketing or sales organization. We have one product, ONS-5010/LYTENAVA, for which we received a marketing authorization in the EU and the UK. We, as a company, have no experience selling and marketing any pharmaceutical products. To successfully commercialize ONS-5010/LYTENAVA or any other products for which we receive approvals, we will need to develop these capabilities, either on our own or with others. If we are not able to secure a strategic licensing partner who will commercialize ONS-5010/LYTENAVA or any other product for which we receive approval, we may need to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize ONS-5010/LYTENAVA or any other product candidates that are approved in major markets where we may choose to retain commercialization rights. Doing so will be expensive, difficult and time-consuming. We have entered into a strategic collaboration agreement with Cencora to support the commercial launch of ONS-5010/LYTENAVA globally, with a current focus on the EU, UK, as well as other regions outside of the US, if approved, pursuant to which Cencora would provide third-party logistics services and distribution, as well as medical information and pharmacovigilance services in the EEA and UK, as well as other regions outside the United States. Any failure or delay in the development of our internal sales, marketing and distribution capabilities or failure by Cencora to perform its services under our collaboration agreement would adversely impact the commercialization of our products. Further, given our lack of prior experience in marketing and selling our products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product candidates. As such, we may be required to hire substantially more sales representatives and medical support liaisons to adequately support the commercialization of ONS-5010/LYTENAVA or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaboration partners do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. If we are unable to establish sales and marketing capabilities for any approved product, whether on our own or through collaborations, including through the strategic collaboration agreement with Cencora, our results of operations will be negatively impacted.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older or those who are disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state to state, covers certain individuals and families who have limited financial means and/or certain disabilities. The Medicare and Medicaid programs increasingly are used as models for how third-party payors develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our biosimilar product candidates, if approved. In addition, in the United States, no uniform policy of coverage and reimbursement for biologics exists among third-party payors. Therefore, coverage and reimbursement for biologics can differ significantly from payor to payor. As a result, the process for seeking favorable coverage determinations often is time-consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Our inability to promptly obtain coverage and profitable reimbursement rates from third-party payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the United States Federal Trade Commission, the Department of Justice, or the DOJ, the Office of Inspector General of the United States Department of Health and Human Services, or HHS, state attorneys general, members of the United States Congress, and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. In the EEA, the advertising and promotion of medicinal products are subject to both EU and EEA countries’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EEA countries and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries, and investigations, and civil and criminal sanctions by the FDA, DOJ, or comparable foreign authorities. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

If our product candidates are discontinued or their clinical development is further delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us. For example, in May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010/LYTENAVA on August 30, 2022. On August 29, 2023, we received a CRL in which the FDA concluded it could not approve the BLA during this review cycle due to several CMC issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA requires the successful completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010/LYTENAVA, as well as additional requested CMC data indicated in the CRL to approve ONS-5010/LYTENAVA for use in wet AMD. In response to this, we conducted an additional clinical trial, NORSE EIGHT. In November 2024, we reported that ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the special protocol assessment (SPA) with the FDA. However, we believe that the data from the trial, in total, demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010/LYTENAVA and we resubmitted the BLA application for ONS-5010/LYTENAVA on February 27, 2025, and received a subsequent CRL on August 27, 2025. Following a September 2025 Type A meeting with the FDA, we resubmitted the ONS-5010/LYTENAVA BLA on November 3, 2025 and received a PDUFA goal date of December 31, 2025 from the FDA. In addition, if we or our future collaborators experience excess inventory, it may be necessary to write down or write off such excess inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results.

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

We continue to pursue discussions for the licensing and/or co-development rights to ONS-5010/LYTENAVA outside of the United States. We may not be successful in reaching agreements with such parties on terms that are as favorable to our company as we would anticipate. We do not have in place any licensing agreements for commercialization of ONS-5010/LYTENAVA and have only licensed ONS-5010/LYTENAVA to our PRC-joint venture, for commercialization in greater China. Our current arrangements are for our inactive biosimilar product candidates, and aside from one United States arrangement for ONS-3010, are for smaller ex-United States markets where we would not otherwise intend to commercialize our biosimilar product candidates, such as China and India, among others. If any entity with whom we enter into a commercialization arrangement fails to exercise commercially reasonable efforts to market and sell our approved products in their respective licensed jurisdictions or are otherwise ineffective in doing so, our business will be harmed and we may not be able to adequately remedy the harm through negotiation, litigation, arbitration or termination of the license agreements.

We have also entered into a strategic relationship with Cencora for our commercial launch of ONS-5010/LYTENAVA in the EEA, UK, and in preparation for the anticipated commercial launch in the United States, if approved by the FDA, pursuant to which Cencora would provide comprehensive launch support in the EEA and the UK including pharmacovigilance, regulatory affairs, quality management, market access support, importation, field solutions, third-party logistics services and distribution, andmedical information, as well as other regions outside the United States. If Cencora is unable to provide services pursuant to the strategic relationship, or otherwise breaches the terms of our agreement with them, our commercialization efforts in the EEA and UK could be delayed or adversely impacted, and our business, financial condition and prospects may be adversely effected.

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

ONS-5010/LYTENAVA is fill-finished by PCI San Diego, Inc., or PCI SD. As such, we are heavily dependent on PCI SD for supplying us with sufficient supply of ONS-5010/LYTENAVA. Additionally, we selected FUJIFILM Diosynth Biotechnologies to conduct all future manufacturing of ONS-5010/LYTENAVA bulk drug substance. Although we believe that there are alternate sources for these services, we cannot assure you that identifying and establishing new relationships would not result in significant delay in the development of ONS-5010/LYTENAVA. Additionally, we may not be able to enter into arrangements with alternative vendors on commercially reasonable terms, or at all. A delay in the development of ONS-5010/LYTENAVA or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers could negatively impact our business.

Risks Related to Intellectual Property

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in large part on avoiding infringement of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the United States Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. We have conducted patent searches for third-party patents with respect to our lead product candidate, and are not aware of third-party patent families with claims that, if valid and enforceable, could be construed to cover such product candidates or their respective methods of manufacture or use. We cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. The existence of any patent with valid and enforceable claims covering one or more of our product candidates could cause substantial delays in our ability to introduce a candidate into the United States market if the term of such patent extends beyond our desired product launch date.

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

The term “submarine” patent has been used in the pharmaceutical industry and in other industries to denote a patent issuing from a United States application with an effective filing date prior to June 8, 1995 that was not published, publicly known or available prior to its grant. Submarine patents add substantial risk and uncertainty to our business. Submarine patents may be issued to our competitors covering our product candidates and thereby cause significant market entry delay, defeat our ability to market our product candidates or cause us to abandon development and/or commercialization of a product candidate.

The issuance of one or more submarine patents may harm our business by causing substantial delays in our ability to introduce a candidate into the United States market.

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

Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications claiming the same invention are filed by different parties. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the America Invents Act. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO via procedures including post-grant and inter partes review. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to United States patents in lawsuits in United States federal courts, and use a lower burden of proof than used in litigation in United States federal courts. Therefore, it is generally considered easier for a competitor or third party to have a patent invalidated in a Patent Office post-grant review or inter partes review proceeding than invalidated in a litigation in a United States federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent right. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents, all of which could harm our business and financial condition.

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

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. Global uncertainty due to tariffs and global macroeconomic conditions may have a material adverse effect on our commercialization efforts. The global financial markets recently have experienced significant disruptions due to various macroeconomic factors, including, among other things, the impacts of fluctuations in inflation and interest rates, tariffs and trade tensions, and ongoing overseas conflict. If these disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The United States. may continue to announce tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions and tariffs affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we continue to expand our commercialization efforts, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects. We currently manufacture ONS-5010/LYTENAVA in the United States, which helps mitigate exposure to global tariff volatility. However, this concentration of manufacturing may adversely affect our pricing and competitiveness in the United Kingdom and the European Union.

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

We and certain of our current and former officers have been named as defendants in a pending securities class action lawsuit. Certain of our current and former officers and directors have also been named as defendants in a pending shareholder derivative action. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in its outcome.

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities.  This risk is especially relevant for us because we often experience significant stock price volatility in connection with our product development activities.

On November 3, 2023, a securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the District of New Jersey.  The class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to our BLA during the period from August 3, 2021 through August 29, 2023.  The complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010/LYTENAVA as a treatment for wet AMD and that we and/or our manufacturing partner had deficient CMC controls for ONS-5010/LYTENAVA, which remained unresolved at the time our BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve our BLA, and that our stock price dropped when such information was disclosed.  The plaintiffs in the class action seek damages and interest, and an award of reasonable costs, including attorneys’ fees. The defendants’ motion to dismiss the second amended complaint is currently pending before the court.

On October 10, 2024, certain of the company’s officers and directors were named as defendants in a shareholder derivative action filed in the District Court of the District of Delaware.  The derivative complaint alleges that defendants breached their fiduciary duties by causing and/or allowing the company to violate federal securities laws based on the same alleged misstatements as the securities class action.  The derivative complaint also alleges defendants violated Section 14(a) of the Exchange Act, as well as claims for contribution, unjust enrichment, and waste of corporate assets.  The derivative complaint seeks unspecified damages, corporate governance reforms, restitution, contribution, attorneys’ fees, and other costs.  The derivative action is currently stayed, pending the final resolution of the securities class action pending in the United States District Court for the District of New Jersey.

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

In the United States, there have been and continue to be a number of legislative initiatives to improve the access to and quality of healthcare, and to contain healthcare costs. For example, in March 2010, the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the United States pharmaceutical industry. There have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures of the current Trump administration will impact the Affordable Care Act and our business. Accordingly, we continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, led to aggregate reductions of Medicare payments to providers up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments will stay in effect until 2032 unless additional Congressional action is taken.

In addition, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Additionally, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration has announced agreements with pharmaceutical companies that requires the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the MAHA Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision eliminated judicial deference to regulatory agencies, which could increase legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the Parliament adopted its related position. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

Our operations are directly and indirectly through our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject to various foreign, federal, and state fraud and abuse laws, including without limitation, the federal Anti-Kickback Statute, the civil False Claims Act and physician sunshine laws and regulations. These laws may impact, among other things, our clinical research, proposed sales, marketing, charitable donations and grants, education programs and patient assistance. In addition, we may be subject to patient data privacy and security regulation by both the federal government and the states in which we conduct our business. The healthcare laws that may affect our ability to operate include but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce, reward, or in return for either the referral of an individual for, or the purchase, recommendation, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which can be enforced by private individuals through civil whistleblower or qui tam actions, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other government health programs that are false or fraudulent;

●	HIPAA, which created additional federal criminal statutes that prohibit covered entities and business associates from, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain requirements, including mandatory contractual terms, relating to the privacy, security and transmission of individually identifiable health information on health plans, certain healthcare providers, and healthcare clearinghouses, known as covered entities, and their business associates that provide services to the covered entity that involve individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
●	the federal legislation commonly referred to as the Physician Payments Sunshine Act under the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by such manufacturers to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state, foreign and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We currently have limited international operations of our own and have several international collaborations. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
●	failure by us or our collaboration partners to obtain and maintain regulatory approvals for the use of our products in various countries;
●	additional potentially relevant third-party patent rights;
●	complexities and difficulties in obtaining protection and enforcing our intellectual property;
●	difficulties in staffing and managing foreign operations by us or our collaboration partners;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems by our collaboration partners;
●	limits in our or our collaboration partners’ ability to penetrate international markets;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
●	certain expenses including, among others, expenses for travel, translation and insurance; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the United States Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, or comparable foreign requirements.

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

In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or the CPRA, collectively, the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive United States state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows.  Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries.  In particular, the European Economic Area, or the EEA, and the United Kingdom, or the UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate.  Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.  Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-United States Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.  If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.  Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups.  Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

As further discussed in the Risk Factor above entitled “We and certain of our current and former officers have been named as defendants in a pending securities class action lawsuit. Certain of our officers and directors have also been named as defendants in a pending shareholder derivative action. These lawsuits and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in its outcome”, we and two of our current and former officers have been named as defendants a class action lawsuit filed in the United States District Court for the District of New Jersey and certain of our current and former officers and directors were named as defendants in a shareholder derivative action filed in the District Court of the District of Delaware. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could preclude or delay commercialization efforts.

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

As of September 30, 2025, GMS Ventures owned 13,552,359 shares of common stock and a warrant to acquire an additional 15,488,570 shares of common stock. Accordingly, GMS Ventures beneficially owned approximately 41.9% of our common stock as of such date. Under an amended and restated investor rights agreement with GMS Ventures, GMS Ventures also currently has the power to designate members of our board of directors proportionate to the aggregate holdings of GMS Ventures (including any of its affiliates), and two board members were designated by GMS Ventures. GMS Ventures’ interests may not coincide with the interests of other securityholders. GMS Ventures has the ability to influence our company through its ownership position and its representation on our board of directors, both of which may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our securityholders.

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

As a public company listed in the United States, we have and will continue to incur significant additional legal, accounting and other expenses. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The Nasdaq Stock Market LLC, or Nasdaq, have imposed various requirements on public companies. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, or as a result of stockholder activism, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group and rely on independent contractors for control monitoring and for the preparation and review of our consolidated financial statements. If we are not able to comply with the requirements of Section 404 in a timely manner or if we identify or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

Pursuant to the 2024 Equity Incentive Plan, or the 2024 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2024 Plan, the number of shares of our common stock reserved for future issuance as of September 30, 2025 was 4,357,084 shares. In addition, we have reserved shares for issuance under our 2016 Employee Stock Purchase Plan, or the ESPP, which similarly provides for an annual “evergreen” increase unless determined otherwise by our board of directors. If our board of directors does not elect to reduce the annual increases in the number of shares available for future grant under the 2024 Plan or the ESPP, our stockholders may experience additional dilution, which could cause the market price of our securities to fall. We also currently have issued and outstanding a number of warrants to purchase an aggregate of 35,989,085 shares of our common stock, at prices ranging from $1.40 to $31.25 per share. Additionally, on March 13, 2025, we issued an unsecured promissory note, the March 2025 Note, to Avondale. The March 2025 Note is convertible into shares of common stock at the option of the Lender or the Company under certain conditions described in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness.”

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

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future United States presidential administration, Congress, or taxing authorities in other jurisdictions could materially affect our tax obligations. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. In addition, United States federal, state and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, there can be no assurance that our tax positions will not be challenged by relevant tax authorities. If the relevant tax authorities assess additional taxes on us, this could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

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

Our amended and restated certificate of incorporation, as amended, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our charter documents also contain other provisions that could have an anti-takeover effect, such as:

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

Our amended and restated certificate of incorporation and our amended and restated bylaws, each as amended, provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, each as amended, or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the United States federal courts have exclusive jurisdiction.

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

Item 3. Legal Proceedings

On November 3, 2023, a securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Exchange Act in connection with allegedly false and misleading statements made by us related to our BLA during the period from August 3, 2021 through August 29, 2023. The complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010/LYTENAVA as a treatment for wet AMD and that we and/or our manufacturing partner had deficient CMC controls for ONS-5010/LYTENAVA, which remained unresolved at the time our BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve our BLA, and that our stock price dropped when such information was disclosed. The plaintiffs in the class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. The defendants’ motion to dismiss the second amended complaint is currently pending before the court.

On October 10, 2024, certain of the company’s officers and directors were named as defendants in a shareholder derivative action filed in the District Court of the District of Delaware.  The derivative complaint alleges that defendants breached their fiduciary duties by causing and/or allowing the company to violate federal securities laws based on the same alleged misstatements as the securities class action.  The derivative complaint also alleges defendants violated Section 14(a) of the Exchange Act, as well as claims for contribution, unjust enrichment, and waste of corporate assets.  The derivative complaint seeks unspecified damages, corporate governance reforms, restitution, contribution, attorneys’ fees, and other costs. The derivative action is currently stayed, pending the final resolution of the securities class action pending in the United States District Court for the District of New Jersey.

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

Common Stockholders

As of December 10, 2025, there were approximately 76 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year ended September 30, 2025.

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

Overview

We are a biopharmaceutical company that has developed ONS-5010/LYTENAVATM as the first ophthalmic formulation of bevacizumab approved by the European Commission in the European Union, or EU, and the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, or UK, for use in adults for the treatment of wet age-related macular degeneration, or wet AMD. In June 2025, we launched directly into the initial markets of Germany and the UK. Additionally, our Biologics License Application, or BLA, is currently under review at the United States Food and Drug Administration, or FDA, for the use of ONS-5010/LYTENAVA as a treatment for wet AMD in the United States. If approved in the US., our goal is to also launch directly in the United States as the first and only approved ophthalmic bevacizumab for the treatment of wet AMD. In addition to Europe and the United States, we may seek approval to launc the product in other markets.

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

In May 2024, the European Commission granted the Marketing Authorization for ONS-5010/LYTENAVA for the treatment of wet AMD in the EU. The decision applied automatically in all 27 EU Member States, and, within 30 days, also to Iceland, Norway and Liechtenstein. In July 2024, the MHRA granted marketing authorization for ONS-5010/LYTENAVA for the treatment of wet AMD in the UK under the new International Recognition Procedure, or IRP, which allows the MHRA to rely on an authorization received for the same product from one of MHRA’s specified Reference Regulators, or RRs, when considering an application for marketing authorization in the UK. ONS-

5010/LYTENAVA is the first and only authorized ophthalmic formulation of bevacizumab for use in treating wet AMD in the EU and UK.

Separately, in March 2022, we submitted a BLA to the FDA for ONS-5010/LYTENAVA for the treatment of wet AMD. In May 2022, we voluntarily withdrew our BLA to provide additional information requested by the FDA. We re-submitted the BLA to the FDA for ONS-5010/LYTENAVA in August 2022, and in October 2022, we received confirmation from the FDA that our BLA had been accepted for filing. In August 2023, we received a Complete Response Letter, or CRL, in which the FDA concluded it could not approve the BLA during this review cycle due to several chemical, manufacturing and control, or CMC, issues, open observations from pre-approval manufacturing inspections, and a lack of substantial evidence. At subsequent Type A meetings with the FDA, we learned that the FDA required the completion of an additional adequate and well-controlled clinical trial evaluating ONS-5010/LYTENAVA, as well as additional requested CMC data indicated in the CRL to approve ONS-5010/LYTENAVA for use in wet AMD.

We agreed to conduct an additional adequate and well-controlled clinical trial following discussions with the FDA in support of our BLA for ONS-5010/LYTENAVA. In December 2023, we submitted a Special Protocol Assessment, or SPA, to the FDA for this study (NORSE EIGHT) seeking confirmation that, if successful, it would address the FDA’s requirement for a second adequate and well-controlled clinical trial to support our planned resubmission of the ONS-5010/LYTENAVA BLA. In January 2024, we received confirmation that the FDA had reviewed and agreed upon the NORSE EIGHT trial protocol pursuant to the SPA. If the NORSE EIGHT trial is successful, it would satisfy the FDA’s requirement for a second adequate and well-controlled clinical trial to address fully the clinical deficiency identified in the CRL. In addition, through a Type A meeting and additional interactions with the FDA, including Type C and Type D meetings, we identified the approaches needed to resolve the CMC comments in the CRL. We believe that we have addressed the open CMC items to help resolve these comments. In November 2024, we reported that ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the SPA. However, the data from the trial demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010/LYTENAVA. Analysis of the complete week 12 data set for NORSE EIGHT provided additional evidence of improvement in vision and biological activity. We resubmitted the BLA for ONS-5010/LYTENAVA in February 2025. On August 27, 2025, we received a second CRL from the FDA. This CRL included only one deficiency, for a lack of substantial evidence of effectiveness. In the CRL, the FDA advised that, because ONS-5010 did not meet the primary efficacy endpoint in NORSE EIGHT, it is recommended that confirmatory evidence of efficacy be submitted to support the application for ONS-5010. Additionally, the FDA reiterated that NORSE TWO met its primary endpoint for effectiveness. Following a September 2025 Type A meeting with the FDA, we resubmitted the ONS-5010/LYTENAVA BLA and have received a Prescription Drug User Fee Act, or PDUFA, goal date of December 31, 2025 for a decision by the FDA.  If approved, we expect to receive 12 years of regulatory exclusivity in the United States.

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

NORSE EIGHT

As agreed to with the FDA in the SPA, NORSE EIGHT was a randomized, controlled, parallel-group, masked, non-inferiority study of approximately 400 newly diagnosed, wet AMD subjects randomized in a 1:1 ratio to receive 1.25 mg ONS-5010/LYTENAVA or 0.5 mg ranibizumab intravitreal injections. Subjects received injections at Day 0 (randomization), Week 4, and Week 8 visits, with a final follow-up visit at Week 12. The primary endpoint was the mean change in best corrected visual acuity (BCVA) from baseline to week 8. In November 2024, we reported that ONS-

5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the SPA. The difference in the means between the ONS-5010/LYTENAVA and ranibizumab arms in the NORSE EIGHT trial was -2.257 BCVA letters with a 95% confidence interval of (-4.044, -0.470) while the lower bound of the pre-specified non-inferiority margin in the SPA was -3.5 at a 95% confidence interval; the hypothesis of noninferiority was not met (p>0.025). In the intent-to-treat, or ITT, primary dataset, NORSE EIGHT demonstrated a mean +4.2 letter improvement in BCVA in the ONS-5010/LYTENAVA arm and +6.3 letter improvement in BCVA in the ranibizumab arm. However, the preliminary data from the trial demonstrated an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile for ONS-5010/LYTENAVA. In January 2025, we reported the complete week 12 data and safety results from NORSE EIGHT, which continued to demonstrate an improvement in vision and the presence of biologic activity, as well as a continued favorable safety profile. At week 12, the difference in the mean between ONS-5010/LYTENAVA and ranibizumab was -1.009 BCVA letters with a 95% confidence interval of (-2.865, 0.848) in the NORSE EIGHT trial. Applying the statistical parameters from the week 8 primary endpoint with the lower bound of the non-inferiority margin at -3.5 with a 95% confidence interval, the noninferiority margin was met at week 12, indicating that the two study arms are not different at this timepoint. In the ITT population, NORSE EIGHT demonstrated a mean 5.5 letter improvement in BCVA in the ONS-5010/LYTENAVA arm and 6.5 letter improvement in BCVA in the ranibizumab arm. Additionally, the change in central retinal thickness, a measure of anatomical response, was similar in both study arms at all three study timepoints. The safety results demonstrated across the full duration of NORSE EIGHT are consistent with previously reported safety results from the NORSE ONE, NORSE TWO, and NORSE THREE clinical trials, with no cases of retinal vasculitis reported in either study arm.

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

Going Concern Consideration

Through September 30, 2025, we have funded substantially all of our operations with $612.0 million in proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date . We have not generated material revenue from the sales of any product. During the fiscal year 2025, we recognized revenues of $1.4 million from sales of LYTENAVA in Germany and the UK. Our net loss for the year ended September 30, 2025 was $62.4 million. We also had a net loss of $75.4 million for the year ended September 30, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010/LYTENAVA or any other product candidate we may develop.

On May 16, 2023, we entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”), as sales agent (the “BTIG ATM Agreement” or the “BTIG ATM Offering”), under which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through BTIG. We incurred financing costs of $0.4 million, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when we sell common stock under the BTIG ATM Offering. Under the BTIG ATM Agreement, the Company pays BTIG a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the BTIG ATM Agreement. The offering of common stock pursuant to the BTIG ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the BTIG ATM Agreement or (ii) termination of the BTIG ATM Agreement in accordance with its terms. Subsequent to September 30, 2025, we sold 10,227,166 shares of common stock under the BTIG ATM Agreement and generated $14.9 million in net proceeds after paying fees to BTIG and other issuance costs of $0.5 million.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe our current cash resources of $8.1 million as of September 30, 2025, together with $14.9 million in net proceeds from the sale of shares of common stock under the BTIG ATM Offering since September 30, 2025, are sufficient to fund our operations through one year from the Form 10-K filing date. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise substantial additional capital to fund our planned future operations, receive approval for and commercialize ONS-5010/LYTENAVA, commence and continue clinical trials, or develop other product candidates. We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements with pharmaceutical companies, the issuance of equity securities and the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ONS-5010/LYTENAVA or any other current or future product candidates. If we are unable to secure adequate additional funding, our business, operating results, financial condition and cash flows may be materially and adversely affected. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cost of revenues

Cost of revenues consists primarily of the cost of inventory sold, which includes direct manufacturing, production and packaging materials for LYTENAVA sales. Prior to receiving authorization to sell LYTENAVA in Europe, we expensed costs associated with manufacturing of LYTENAVA as a component of research and development expense that would have been included in cost of revenues.

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

Following the launch of our product in Germany and the UK, we have incurred additional expenses related to commercial operations, including sales and marketing activities in these regions. We anticipate that our general and administrative expenses will continue to increase as we expand our commercial presence and support ongoing operations in these markets, and as we prepare for potential launches in additional territories.

Loss on equity method investment

Loss on equity method investment represents our proportionate share for the period of the net loss of our investee to which the equity method of accounting is applied. We account for equity investments where we own a non-controlling interest, but have the ability to exercise significant influence, under the equity method of accounting.

Interest income

The interest income is earned from short term investments primarily money market investments.

Interest expense

Interest expense consists of cash paid and non-cash interest expense related to our December 2022 Note and March 2025 Note. The interest expense was associated with the fees incurred for extending the debt and original issue discount and debt issuance costs that were written off upon election to fair value and accounted for as interest.

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

Gain from change in fair value of warrant liability

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

Income taxes

During the year ended September 30, 2025, we recorded a $1.6 million tax benefit related to previously recognized foreign withholding taxes associated with our collaboration and licensing agreements.

Since inception, we have not recorded any United States federal or state income tax benefits (excluding the sale of New Jersey state NOLs and research credits) for the net losses we have incurred in each year or on our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.  As of September 30, 2025, we had federal and state NOL carryforwards of $441.0 million and $243.6 million, respectively, that will begin to expire in 2030 and 2039, respectively. As of September 30, 2025, we had federal foreign tax credit carryforwards of $0.1 million available to reduce future tax liabilities, which begin to expire starting in 2024. As of September 30, 2025, we also had federal and state research and development tax credit carryforwards of $11.6 million and $0.8 million, respectively, that will begin to expire in 2032 and 2033, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was enacted in the United States. The legislation includes significant corporate tax reforms, including the permanent reinstatement of the ability to deduct domestic research and development expenditures as incurred beginning in fiscal 2026, replacing the previous requirement to capitalize and amortize such expenditures over five years. The OBBBA also introduces modifications to the international tax framework, including changes to the foreign-derived intangible income, orFDII, regime. Under the legislation, FDII is renamed foreign-derived deduction-eligible income, or FDDEI, with the current FDDEI effective tax rate of 13% maintained through fiscal 2026, followed by a permanent adjustment to a 14% rate beginning in fiscal 2027 (compared to 16% under prior law). The legislation contains multiple effective dates, with certain provisions effective in 2025 and others becoming effective in subsequent years. The effects of OBBBA are not expected to have a material impact relative the financial statements of the Company.

Segment reporting

We operate in a single reportable segment focused on the development and commercialization of ONS-5010/LYTENAVA™, an ophthalmic formulation of bevacizumab for treating wet AMD. Our Chief Executive Officer serves as the chief operating decision maker, or CODM, and manages our operations on a consolidated basis.

Our segment’s accounting policies align with those outlined in the summary of significant accounting policies. To date, we have generated minimal product revenue and expect to continue incurring significant expenses and operating losses as we advance product candidates through development, clinical trials, and regulatory review.

The CODM evaluates segment performance based on net loss, as reported in our consolidated statements of operations, and uses budget-to-forecast comparisons and cash flow models to guide decision-making. Segment assets are reported as total assets on our consolidated balance sheet.

Results of Operations

Comparison of Years Ended September 30, 2025 and 2024

	Year ended September 30,
	2025	2024	Change
Revenues, net	$1,413,535	$—	$1,413,535
Cost of revenues	1,356,330	—	1,356,330
Gross profit	57,205	—	57,205
Operating expenses:
Research and development	27,180,640	41,763,047	(14,582,407)
Selling, general and administrative	39,938,231	29,940,188	9,998,043
Loss from operations	(67,061,666)	(71,703,235)	4,641,569

Loss on equity method investment	141,007	100,742	40,265
Interest income	(89,738)	(906,150)	816,412
Interest expense	283,128	3,156,964	(2,873,836)
Loss from change in fair value of promissory notes	6,074,586	2,457,153	3,617,433
Warrant related expenses	—	37,490,012	(37,490,012)
Warrant inducement expenses	33,521,874	—	33,521,874
Gain from change in fair value of warrant liability	(43,015,831)	(38,638,042)	(4,377,789)
Loss before income taxes	(63,976,692)	(75,363,914)	11,387,222
Income tax (benefit) expense	(1,551,829)	2,800	(1,554,629)
Net loss	$(62,424,863)	$(75,366,714)	$12,941,851

Revenues, net

During the year ended September 30, 2025, we recognized revenues of $1.4 million from sales of LYTENAVA in Germany and the UK. This revenue represents the initial shipments of product into Germany and the UK during the year.

Cost of revenues

Cost of revenues for the year ended September 30, 2025, were $1.4 million, consisting primarily of the cost of inventory sold, which includes direct manufacturing, production and packaging materials for LYTENAVA sales. It also includes charges recorded to reduce the carrying amount of our inventory to its net realizable value resulting from obsolete and excess inventory based on sales forecasts and expiry dates from initial shipment. Prior to receiving regulatory approval for LYTENAVA for the treatment of wet AMD by the European Commission in the EU and the MHRA in the UK, inventory and related manufacturing costs were recognized as research and development expenses. The research and development expenses that would have been classified as cost of revenues for the year ended September 30, 2025 were $0.6 million.

Research and development expenses

The following table summarizes our research and development expenses by functional area for the years ended September 30, 2025 and 2024:

	Year ended September 30,
	2025	2024
ONS-5010/LYTENAVA development	$23,286,684	$37,355,884
Compensation and related benefits	2,385,606	2,507,635
Stock-based compensation	379,604	800,956
Other research and development	1,128,746	1,098,572
Total research and development expenses	$27,180,640	$41,763,047

Research and development expenses for the year ended September 30, 2025 decreased by $14.6 million compared to the year ended September 30, 2024. This reduction was primarily attributable to a $14.1 million decrease in ONS-5010/LYTENAVA development expenses associated with the NORSE EIGHT clinical trial, which was completed in September 2024.

Selling, general and administrative expenses

The following table summarizes our general and administrative expenses by type for the years ended September 30, 2025 and 2024:

	Year ended September 30,
	2025	2024
Professional fees	$6,173,453	$9,866,128
Compensation and related benefits	8,177,077	6,301,200
Stock-based compensation	8,480,292	4,584,168
Europe launch expenses	13,377,691	5,010,687
Facilities, fees and other related costs	3,729,718	4,178,005
Total selling, general and administrative expenses	$39,938,231	$29,940,188

Selling, general and administrative expenses for the year ended September 30, 2025 increased by $10.0 million compared to the year ended September 30, 2024. This increase was due to an increase of $8.4 million in launch related expenses for LYTENAVA in Europe, an increase of $5.8 million in combined cash and stock-based compensation, which was primarily related to severance costs from the departure of our former Chief Executive Officer and Chief Commercial Officer and our December 2024 and September 2025 reductions in headcount. These increases were partially offset by a $3.7 million reduction in professional fees and $0.4 million decrease in other selling, general and administration expenses driven by ongoing efforts to reduce expenditures unrelated to launch costs.

Loss on equity method investment

Loss on equity method investment represents our share of the loss from Beijing Syntone Biopharma Ltd, or Syntone JV.

Interest income

Interest income for the year ended September 30, 2025 and 2024 was earned from short term investments, primarily consisting of money market investments.

Interest expense

Interest expense for the year ended September 30, 2025 decreased by $2.9 million compared to prior year. The decrease was primarily attributable to convertible promissory note maturity extension fees of $3.2 million associated with the unsecured promissory note issued on December 22, 2022, or the December 2022 Note, incurred in prior year.

Loss from change in fair value of promissory notes

The change in fair value relates to the convertible promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our convertible promissory notes. We record the convertible promissory notes at fair value with changes in fair value recorded in the consolidated statements of operations. The increase in the loss recognized from the change in fair value of promissory notes reflects an increase in the fair value of the convertible promissory notes, attributable to a lower conversion price on the March 2025 Note, higher volatility assumptions, and a reduced remaining term.

Warrant related expenses

During the year ended September 30, 2024, we recognized charges associated with warrants issued during the period, which were categorized as liabilities. The warrant related charges amounted to the difference between the fair value of the warrants and the net proceeds received from private placements that closed on March 18, 2024 and April 15, 2024.

Warrant inducement expenses

During the year ended September 30, 2025, we recognized inducement charges associated with warrants exercised in the year. For further details on warrant inducement transaction refer to Note 10 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional detail.

Gain from change in fair value of warrant liability

We recognized income related to the decrease in the fair value of our common stock warrant liability in both fiscal years 2025 and 2024. This income was attributed to a decline in the price of our common stock during those periods. In fiscal year 2024, we recorded income of $43.0 million, compared to $38.6 million in fiscal year 2024. We issued warrants to purchase our common stock in conjunction with convertible senior secured notes issued pursuant to a certain Note and Warrant Purchase Agreement dated December 22, 2017. Additionally, we issued warrants in connection with private placements that closed on March 18, 2024 and April 15, 2024. These warrants are categorized as liabilities and recorded at fair value. The warrants are subject to re-measurement at each balance sheet date, and we recognize any change in fair value in our statements of operations. The gain recorded during the period was primarily due to the reduction in our stock price per share of common stock during the year.

Liquidity and Capital Resources

We have one product, LYTENAVA, approved for commercialization in the EU and the UK, but we have not yet generated material revenue from its sales or from the sales of any other product. Since inception, we have incurred net losses and negative cash flows from our operations. Through September 30, 2025, we have funded substantially all of our operations with $612.0 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities.

We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010/LYTENAVA or any other product candidate we may develop. We will need substantial additional financing to fund our operations and to commercially launch ONS-5010/LYTENAVA or any other product candidate we may develop. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, private placements and/or public offerings of equity and/or debt securities. Alternatively, we will be required to, among other things, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the United States Bankruptcy Code.

On December 22, 2022, we entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note with a face amount of $31.8 million, or the December 2022 Note, to Streeterville Capital, LLC, or the Lender, who was the holder of our November 2021 Note. The December 2022 Note had an original issue discount of $1.8 million. A portion of the proceeds from the December 2022 Note was used to repay in full the remaining outstanding principal and accrued interest on the November 2021 Note, which was cancelled upon repayment. We received net proceeds of $18.1 million upon the closing on December 28, 2022, after deducting the Lender’s transaction costs in connection with the issuance and November 2021 Note repayment. In December 2023, we extended the maturity of the December 2022 Note from January 1, 2024, to April 1, 2024. We incurred a $475,000 extension fee. The December 2022 Note bore interest at 9.5% per annum through April 1, 2024. On January 22, 2024, we entered into an amendment to the December 2022 Note, or the Note Amendment, with the Lender, which became effective on April 1, 2024, after the satisfaction of certain closing conditions, including various required stockholder approvals and the closing of the private placement that closed on March 18, 2024. The maturity of the December 2022 Note was extended to July 1, 2025. An extension fee of $2.7 million

(calculated as 7.5% of the outstanding balance of the December 2022 Note) was added to the outstanding balance on March 18, 2024. Under the Note Amendment, the initial conversion price with respect to $15.0 million in aggregate principal amount of the December 2022 Note was changed to $7.00, the price per share in the private placement that closed on March 18, 2024, and the remaining aggregate principal amount was converted at a price of $40.00 per share. Effective April 1, 2024, the December 2022 Note bore interest at the prime rate (as published in the Wall Street Journal) plus 3% (subject to a floor of 9.5%), and we had an obligation to repay at least $3.0 million (by either cash or conversion into common stock) of the outstanding balance of the December 2022 Note for each calendar quarter beginning with the second calendar quarter of 2024 (subject to adjustment for conversions by the Lender and to payment of an exit fee as set forth in the December 2022 Note) and continuing until the December 2022 Note was repaid in full. During the year ended September 30, 2024, an aggregate of principal and accrued interest totaling $11.3 million of the December 2022 Note was converted into 1,607,093 shares of our common stock. On March 13, 2025, we used the proceeds from the March 2025 Note (as defined below) to pay off the December 2022 Note.

On May 16, 2023, we entered into an At-the-Market Sales Agreement with BTIG, LLC, or BTIG, as sales agent, as amended, the ATM Agreement or the ATM Offering, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through BTIG. Under the ATM Agreement, we pay BTIG a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the ATM Agreement. The offering of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms. During the year ended September 30, 2025, we sold 8,681,852 shares of common stock under the ATM Offering and generated approximately $13.5 million in net proceeds after paying fees to BTIG and other issuance costs of $0.4 million. No shares of common stock were sold under the ATM Offering. Subsequent to September 30, 2025, we sold 10,227,166 shares of common stock under the BTIG ATM Agreement and generated $14.9 million in net proceeds after paying fees to BTIG and other issuance costs assessed as immaterial.

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

On January 16, 2025, we entered into warrant inducement offer letter agreements, or the Warrant Inducement Transaction, with GMS Ventures and Investments, or GMS, and certain other holders of existing warrants to purchase our common Stock, or Existing Warrants, pursuant to which the holders agreed to exercise their Existing Warrants for an aggregate of 7,074,637 shares of common stock at a reduced exercise price of $2.51 per share. In exchange, we issued two inducement warrants for each Existing Warrant exercised, which are exercisable for an aggregate of up to 14,149,274 shares of common stock at an exercise price of $2.26 per share. We received net proceeds of $16.6 million, after capital markets advisory fees and offering costs.

Concurrently with the Warrant Inducement Transaction, we entered into the Syntone Warrant Inducement Transaction, pursuant to which Syntone agreed to exercise the Existing Syntone Warrants for an aggregate of 1,071,429 shares of common stock at a reduced exercise price of $2.51 per share. In exchange, we agreed to issue two Syntone Inducement Warrants for each existing warrant exercised, which will be exercisable for up to 2,142,858 Syntone Inducement Warrant Shares at an exercise price of $2.26 per share. The closing of the Syntone Warrant Inducement Transaction is subject to receipt of regulatory approval. We expect to generate net proceeds of approximately $2.4 million after capital markets advisory fees and estimated offering costs. As of the date of this filing, Syntone has not received regulatory approval and, thus, we have not yet received the proceeds from the exercise of the Existing Syntone Warrants, and the Syntone Inducement Warrants have not been issued. There can be no assurance that Syntone will receive the requisite regulatory approval in the near term or at all, and we may never receive the proceeds from the exercise of the Existing Syntone Warrants, or issue, or receive proceeds from the exercise of, the Syntone Inducement Warrants.

On March 13, 2025, we issued an unsecured convertible promissory note for $33.1 million, or the March 2025 Note, to Avondale Capital, LLC, or Avondale, pursuant to a Securities Purchase Agreement, or the Avondale SPA, dated January 31, 2025. Certain terms of the March 2025 Note were approved at our annual meeting of stockholders on March 11, 2025, and we used the proceeds from the March 2025 Note to pay off the December 2022 Note. For a description of the Avondable SPA and the March 2025 Note, see “Description of Indebtedness” below. During the year ended September 30, 2025, Avondale converted $2.5 million of principal and accrued interest on the March 2025 Note into shares of common stock and we made cash payments totaling $3.5 million. These transactions constituted payments toward the Quarterly Debt Reduction Obligations during the year ended September 30, 2025.

On May 27, 2025, we completed an underwritten public offering, or the Public Offering, of 9,285,714 shares of common stock and warrants to purchase an aggregate of 18,571,428 shares of common stock pursuant to an underwriting agreement, dated May 22, 2025, between us and BTIG, LLC. The combined price for each share of common stock and accompanying warrant to purchase two shares of common stock was $1.40. We received aggregate net proceeds of $11.6 million after payment of placement agent fees and other offering costs. GMS purchased an aggregate of  4,285,714 shares of common stock and warrants to purchase an aggregate of 8,571,428 shares of common stock in the Public Offering. The warrants have an exercise price of $1.40 per share of common stock and will expire on May 27, 2030.

We evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2025, we had an accumulated deficit of $605.7 million, a working capital deficit and $31.5 million of principal, accrued interest and exit fees due under an unsecured convertible promissory note issued in March 2025, maturing on July 1, 2026. We do not believe our current cash resources of $8.1 million, together with $14.9 million in net proceeds from the sale of shares of common stock under the ATM Offering since September 30, 2025, are sufficient to fund our operations through one year from the Form 10-K filing date. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010/LYTENAVA or any other product candidate we may develop. We will need substantial additional financing to fund our operations and to commercially develop ONS-5010/LYTENAVA or any other product candidate we may develop. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, private placements and/or public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful. Alternatively, we will be required to, among other things, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the United States Bankruptcy Code.

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

While we expect that the majority of the cash payments related to the workforce reduction in September 2025 will be substantially complete by the third calendar quarter of 2026, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the workforce reduction. Additionally, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations.

Cash Flows

The following table summarizes our cash flows for each of the years presented:

	Year ended September 30,
	2025	2024
Net cash used in operating activities	$(51,829,437)	$(68,793,858)
Net cash provided by financing activities	44,984,984	60,329,414
Net decrease in cash and cash equivalents	$(6,844,453)	$(8,464,444)

Operating Activities

During the year ended September 30, 2025, we used $51.8 million of cash in operating activities resulting primarily from our net loss of $62.4 million. This use of cash was partially offset by $5.7 million of non-cash items such as stock-based compensation, loss from change in fair value of promissory notes, warrant inducement expenses, gain from change in fair value of warrant liability, loss on equity method investment and amortization expense. The net cash inflow of $4.9 million from changes in our operating assets and liabilities was primarily due to a decrease in prepaid expenses of $8.0 million associated mainly with ONS-5010/LYTENAVA development costs relating to clinical trial and drug development costs, and an increase in accounts payable and accrued expenses of $3.4 million, primarily due to timing of payments, partially offset by a decrease in income taxes payable of $1.6 million, an increase in inventory of $3.3 million relating to commercial inventory manufactured during the period and accounts receivable of $1.5 million.

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

Financing Activities

During the year ended September 30, 2025, net cash provided by financing activities totaled $45.0 million. The primary sources of these funds included $33.1 million in net proceeds from the issuance of the March 2025 Note, $16.8 million from the exercise of common stock warrants related to the Warrant Inducement Transaction with GMS and other holders of Existing Warrants and $5.8 million from exercise of other common stock warrants, $11.9 million from the Public Offering, and $13.5 million from sales of common stock under the ATM Offering. The proceeds from the March 2025 Note were utilized to fully repay the December 2022 Note, with a payment of $32.9 million. In addition, the Company made cash debt repayments totaling $3.2 million on the March 2025 Note during the year.

During the year ended September 30, 2024, net cash provided by financing activities was $60.3 million, primarily attributable to $60.3 million in net proceeds from private placements in March 2024 and April 2024 of an aggregate of  9,285,709 shares of our common stock and warrants to purchase an aggregate of 13,928,562 shares of our common stock.

Description of Indebtedness

On March 13, 2025, we issued the March 2025 Note for $33,100,000 to Avondale pursuant to the Avondale SPA. Certain terms of the March 2025 Note were approved at our annual meeting of stockholders on March 11, 2025, and we used the proceeds from the March 2025 Note to pay off the December 2022 Note. On March 28, 2025, we filed a registration statement registering the resale of common stock issuable upon conversion of the March 2025 Note. The March 2025 Note will initially bear interest at the prime rate as published in the Wall Street Journal, plus an additional 3%, subject to a floor of 9.5%. The March 2025 Note is scheduled to mature on July 1, 2026, and will be convertible into common stock. We are obligated to repay a minimum of $3,000,000 of the outstanding balance of the March 2025 Note each calendar quarter starting with the second calendar quarter of 2025, subject to adjustments for conversions by Avondale and the payment of an exit fee of 7.5%, or the Quarterly Debt Reduction Obligations. Any amount converted by Avondale during a given calendar quarter in excess of the Quarterly Debt Reduction Obligations will be credited toward meeting the Quarterly Debt Reduction Obligations for the next quarter or quarters.

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

In the event of specific occurrences outlined in the March 2025 Note—such as our failure to fulfill payment obligations, non-compliance with the Quarterly Debt Reduction Obligations, insolvency or bankruptcy events, breaches of covenants in the Avondale SPA and the March 2025 Note, and unauthorized transactions without Avondale’s consent, collectively referred to as Trigger Events—Avondale reserves the right to increase the balance of the March 2025 Note by 10% in the case of a Major Trigger Event (as defined in the March 2025 Note) and by 5% for a Minor Trigger Event (as defined in the March 2025 Note). Should any Trigger Event persist without resolution for ten trading days following written notification from Avondale, this will constitute an event of default, such event, an Event of Default. Upon an Event of Default, Avondale may accelerate the March 2025 Note, resulting in all amounts becoming immediately due and payable, with interest accruing at a rate of 22% per annum until full payment is made.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, manufacturing and facility costs, external research and development services, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will primarily depend on the resources needed to support the commercialization and continued development of our lead product candidate, as well as any additional candidates we choose to advance. Following the launch of our product in Germany and the United Kingdom, we have experienced higher expenses related to commercial operations, including sales and marketing activities in those markets. We anticipate that general and administrative expenses will continue to increase as we expand our commercial infrastructure, sustain operations in these regions, and prepare for potential launches in additional territories.

We do not believe our existing cash and cash equivalents of $8.1 million as of September 30, 2025, together with $14.9 million in net proceeds from the sale of shares of common stock under the ATM Offering since September 30, 2025, are sufficient to fund our operations through one year from the Form 10-K filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We plan to finance our future operations with a combination of proceeds from potential strategic collaborations, sale of the development and commercial rights to our drug product candidates, the issuance of equity securities, the issuance of additional debt, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Further, due to current market volatility, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. There are no assurances that we will be successful in obtaining an adequate level of financing for the commercialization of ONS-5010/LYTENAVA or the development of any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for ONS-5010/LYTENAVA in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the United States Bankruptcy Code.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the number and characteristics of the product candidates we pursue;
●	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
●	the cost of manufacturing our product candidates and any drugs we successfully commercialize;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	expenses associated with the pending securities class action lawsuit, as well as other pending and potential litigation; and
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

See Item 1A “Risk Factors” for additional risks associated with our substantial capital requirements.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue from sales of a single product, LYTENAVA (bevacizumab gamma), or the Product, in accordance with ASC Topic 606 – Revenue from Contracts with Customers. Our revenue recognition analysis consists of the following steps: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

LYTENAVA (bevacizumab gamma) became available for commercial sale and shipment to patients in Europe in fiscal year 2025. We sell the Product to several customers who are pharmaceutical wholesalers/distributors (the “Customers”) who in turn sell the Product directly to clinics, hospitals, and pharmacies. Revenue is recognized as the Product is physically delivered to the customers.

The transaction price that we recognize for LYTENAVA (bevacizumab gamma)  revenue is our gross product sales reduced by our corresponding gross-to-net, or GTN, estimates using the expected value method, resulting in our reported “Revenues, net” in the accompanying Consolidated Statements of Operations. Revenues, net reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, rebates and distribution fees may be materially above or below the amount estimated. The variance between actual amounts and estimated amounts may result in prospective adjustments to the reported net revenues.

Each of the GTN estimate categories are discussed below:

●	Sales returns are estimated by the Company based on the relative risk of return based on expiration date, and other qualitative factors that can impact the volume of future returns, including competitive developments, product discontinuation, or new product introductions. The Company will consider the level of inventory in the distribution channel by monitoring inventories held at the distributor and wholesalers to assess whether historical rates of returns continue to be appropriate.
●	Distribution fees are contractually charged by the wholesalers and are typically credited directly against amounts due to the Company.
●	Rebates are contractually charged to the Company by customers, including a Voluntary Scheme for Branded Medicines Pricing, Access and Growth rebate with the National Health System in the UK.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment and will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. We adopted ASU 2023-07 during fiscal year 2025, as the standard became effective for public entities for fiscal years beginning after December 15, 2023. For further details regarding the adoption and its impact, Note 3 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional detail.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 which is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. We are currently evaluating the impact that the adoption of ASU 2023-09 will have on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December

15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. We are currently evaluating the impact that the adoption of ASU 2024-03 will have on our consolidated financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “Smaller Reporting Company”, this Item and the related disclosure is not required.

Item 8. Consolidated Financial Statements and Supplementary Data

OUTLOOK THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Outlook Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Outlook Therapeutics, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for the warrant inducement transaction

As discussed in Note 10 to the consolidated financial statements, in January 2025, the Company entered into warrant exercise inducement offer letter agreements with GMS Ventures, Syntone, and certain other holders of Private Placement Warrants, pursuant to which the holders agreed to exercise their existing warrants at a reduced exercise price per share. In exchange, the Company issued new Tranche A and Tranche B inducement warrants for each existing warrant exercised. Given that the Tranche A and Tranche B inducement warrants were issued or agreed to be issued concurrently with the exercise of the existing warrants, the Company recorded an inducement charge in the amount of $33,521,874 in the consolidated statement of operations for the year ended September 30, 2025.

We identified the evaluation of the accounting for the inducement transaction as a critical audit matter. Challenging auditor judgment was required in evaluating the application of relevant accounting guidance to determine the classification of the inducement charge recorded in connection with the transaction.

The following are the primary procedures we performed to address this critical audit matter. We obtained the Company’s accounting analysis for the transaction. We inspected the underlying agreements related to the warrant inducement transaction to understand the terms and conditions of the transaction that were relevant to the classification determination. We evaluated management’s interpretation and application of the relevant accounting literature in recording the inducement charge.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

December 19, 2025

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

	September 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,083,085	$14,927,538
Accounts receivable	1,490,931	—
Inventory	3,338,404	—
Prepaid expenses and other current assets	4,476,549	12,488,498
Total current assets	17,388,969	27,416,036

Operating lease right-of-use assets, net	225,508	274,645
Equity method investment	552,183	693,190
Other assets	417,523	439,283
Total assets	$18,584,183	$28,823,154

Liabilities and stockholders’ deficit

Current liabilities:
Current portion of unsecured convertible promissory note	$29,947,000	$29,440,000
Current portion of operating lease liabilities	58,897	50,907
Accounts payable	10,192,388	7,968,725
Accrued expenses	5,314,320	3,237,468
Income taxes payable	302,000	1,856,629
Total current liabilities	45,814,605	42,553,729

Operating lease liabilities	188,801	246,922
Warrant liability	4,768,438	59,099,013
Total liabilities	50,771,844	101,899,664

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 260,000,000 shares authorized; 53,887,233 and 23,905,635 shares issued and outstanding at September 30, 2025 and September 30, 2024, respectively	538,873	239,057
Additional paid-in capital	572,983,229	469,969,333
Accumulated deficit	(605,709,763)	(543,284,900)
Total stockholders' deficit	(32,187,661)	(73,076,510)
Total liabilities and stockholders' deficit	$18,584,183	$28,823,154

See accompanying notes to consolidated financial statements

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended September 30,
	2025	2024
Revenues, net	$1,413,535	$—
Cost of revenues	1,356,330	—
Gross profit	57,205	—
Operating expenses:
Research and development	27,180,640	41,763,047
Selling, general and administrative	39,938,231	29,940,188
Loss from operations	(67,061,666)	(71,703,235)
Loss on equity method investment	141,007	100,742
Interest income	(89,738)	(906,150)
Interest expense	283,128	3,156,964
Loss from change in fair value of promissory notes	6,074,586	2,457,153
Warrant related expenses (Note 10)	—	37,490,012
Warrant inducement expenses (Note 10)	33,521,874	—
Gain from change in fair value of warrant liability	(43,015,831)	(38,638,042)
Loss before income taxes	(63,976,692)	(75,363,914)
Income tax (benefit) expense	(1,551,829)	2,800
Net loss	$(62,424,863)	$(75,366,714)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.79)	$(4.06)
Weighted average shares outstanding, basic and diluted	34,796,120	18,548,813

See accompanying notes to consolidated financial statements

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit

	Stockholders’ Deficit
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at October 1, 2023	13,012,833	$130,128	$453,350,281	$(467,918,186)	$(14,437,777)
Issuance of common stock in connection with conversion of convertible promissory note	1,607,093	16,072	11,233,928	—	11,250,000
Sale of common stock, net of issuance costs (Note 10)	9,285,709	92,857	—	—	92,857
Stock-based compensation expense	—	—	5,385,124	—	5,385,124
Net loss	—	—	—	(75,366,714)	(75,366,714)
Balance at September 30, 2024	23,905,635	239,057	469,969,333	(543,284,900)	(73,076,510)
Issuance of common stock and common stock warrants in connection with exercise of common stock warrants	10,896,779	108,967	66,752,003	—	66,860,970
Issuance of common stock in connection with conversion of convertible promissory note	1,117,252	11,173	2,513,827	—	2,525,000
Sale of common stock, net of issuance costs (Note 10)	17,967,567	179,676	24,850,179	—	25,029,855
Stock-based compensation expense	—	—	8,897,887	—	8,897,887
Net loss	—	—	—	(62,424,863)	(62,424,863)
Balance at September 30, 2025	53,887,233	$538,873	$572,983,229	$(605,709,763)	$(32,187,661)

See accompanying notes to consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(62,424,863)	$(75,366,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	117,052	113,859
Non-cash interest expense	—	2,681,847
Stock-based compensation	8,897,887	5,385,124
Loss from change in fair value of promissory notes	6,074,586	2,457,153
Warrant related expenses (Note 10)	—	37,490,012
Warrant inducement expenses (Note 10)	33,521,874	—
Gain from change in fair value of warrant liability	(43,015,831)	(38,638,042)
Loss on equity method investment	141,007	100,742
Changes in operating assets and liabilities:
Accounts receivable	(1,490,931)	—
Inventory	(3,338,404)	—
Prepaid expenses and other current assets	8,011,949	(4,901,282)
Other assets	(95,247)	(5,900)
Operating lease liabilities	(50,131)	3,413
Accounts payable	1,666,049	1,394,202
Accrued expenses	1,710,195	491,728
Income taxes payable	(1,554,629)	—
Net cash used in operating activities	(51,829,437)	(68,793,858)

FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants to purchase common stock, net of issuance costs	25,396,398	60,333,681
Proceeds from exercise of common stock warrants	22,631,172	—
Proceeds from debt	33,100,000	—
Payments of finance lease obligations	—	(4,267)
Repayment of debt	(36,142,586)	—
Net cash provided by financing activities	44,984,984	60,329,414
Net (decrease) increase in cash and cash equivalents	(6,844,453)	(8,464,444)
Cash and cash equivalents at beginning of year	14,927,538	23,391,982
Cash and cash equivalents at end of year	$8,083,085	$14,927,538

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$475,000
Supplemental schedule of non-cash financing activities:
Convertible promissory note converted into common stock	$2,525,000	$11,250,000
Recognition of warrant liability	$—	$97,730,836
Fair value of common stock warrants exercised reclassified from warrant liability to equity	$13,262,801	$—
Common stock and warrant issuance costs in accounts payable and accrued expenses	$924,271	$—
Reclassification of deferred offering costs against ATM proceeds	$49,092	$—
Right-of-use asset and lease liability recognized for new operating lease liabilities	$—	$294,416

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

In the fourth quarter of 2023, the Company agreed to conduct an additional adequate and well-controlled clinical trial to support its BLA for ONS-5010/LYTENAVA. The Company submitted a Special Protocol Assessment (“SPA”) for the NORSE EIGHT study in December 2023, and in January 2024 the FDA agreed that the protocol, if successful, would satisfy the requirement for a second adequate and well-controlled trial. The company also identified approaches to address the CMC comments in the Complete Response Letter (“CRL”). In November 2024, the Company announced that NORSE EIGHT did not meet the pre-specified non-inferiority endpoint; however, results demonstrated improvements in vision, evidence of biologic activity, and a favorable safety profile, which were further supported by the full week 12 data set. The Company resubmitted the BLA in February 2025. On August 27, 2025, the FDA issued a second CRL citing a single deficiency related to substantial evidence of effectiveness and recommended submission of confirmatory efficacy data, while reaffirming that the NORSE TWO trial met its primary endpoint. Following a Type A meeting in September 2025, the Company resubmitted the BLA on November 3, 2025, and received a Prescription Drug User Fee Act. (“PDUFA”) goal date of December 31, 2025.

2.     Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $605,709,763 as of September 30, 2025. As of September 30, 2025, the Company had a working capital deficit. Additionally, the Company had $31,452,334 of principal, accrued interest and exit fees due under an unsecured convertible promissory note issued in March 2025 (the “March 2025 Note”), maturing on July 1, 2026. Refer to Note 8 for further details on the March 2025 Note. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Subsequent to September 30, 2025, the Company sold 10,227,166 shares of common stock under the BTIG ATM Offering and generated $14,931,537 in net proceeds after paying fees to BTIG and other issuance costs of $461,800. Refer to Note 10 for further details on the BTIG ATM Offering.

Management does not believe that the Company’s existing cash and cash equivalents as of September 30, 2025, together with $14,931,537 in net proceeds from the sale of shares of common stock under the BTIG ATM Offering since September 30, 2025, are sufficient to fund the Company’s operations through one year from the Form 10-K filing date. As a result, there is substantial doubt about the Company’s ability to continue as a going concern and additional financing will be needed by the Company to fund its operations in the future, fully commercialize ONS-5010/LYTENAVA and to develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations, including but not limited to, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, sale of the development and commercial rights to the Company’s drug product candidates in regions outside of the United States the issuance of additional debt, the issuance of equity securities, including accessing capital through at-the-market offerings (refer to Note 10 for further details), and revenues from product sales. There can be no assurance that any of these future funding efforts will be successful. The Company’s consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

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

3.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of Outlook Therapeutics Pty Ltd (incorporated in Australia), Outlook Therapeutics NL B.V. (incorporated in the Netherlands), Outlook Therapeutics CH GmbH (incorporated in Switzerland), and Outlook Therapeutics DE GmbH (incorporated in Germany), the Company’s wholly owned subsidiaries (the “Subsidiaries”). All intercompany accounts and transactions have been eliminated in consolidation. The Company has determined the functional currency of the Subsidiaries to be the United States dollar. The Company translates assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date. The Company records remeasurement gains and losses on monetary assets and liabilities, such as incentive and tax receivables and accounts payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in the consolidated statements of operations as they occur.

Cash and cash equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and convertible to known cash amounts. At September 30, 2025 and 2024, the Company’s cash equivalents consist of a money market account.

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

Revenue recognition

The Company recognizes revenue from sales of a single product, LYTENAVA (bevacizumab gamma) (the “Product”) in accordance with ASC Topic 606 – Revenue from Contracts with Customers. LYTENAVA (bevacizumab gamma) became available for commercial sale and shipment to patients in Europe in fiscal year 2025. The Company sells the Product to several customers who are pharmaceutical wholesalers/distributors who in turn sell the Product directly to clinics, hospitals, and pharmacies. Revenue is recognized as the Product is physically delivered to the customers.

Gross product sales are reduced by corresponding Gross-to-Net (“GTN”) estimates using the expected value method, resulting in the Company’s reported “Revenues, net” in the accompanying consolidated statements of operations. Revenues, net reflects the amount the Company ultimately expects to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that the Company estimates for the various GTN categories discussed below. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, rebates and distribution fees may be materially above or below the amount estimated. The variance between actual amounts and estimated amounts may result in prospective adjustments to the reported net product revenue.

Each of the GTN estimate categories are discussed below:

●	Sales returns are estimated by the Company based on the relative risk of return based on expiration date, and other qualitative factors that can impact the volume of future returns, including competitive developments, product discontinuation, or new product introductions. The Company will consider the level of inventory in the distribution channel by monitoring inventories held at the distributor and wholesalers to assess whether historical rates of returns continue to be appropriate.
●	Distribution fees are contractually charged by the wholesalers and are typically credited directly against amounts due to the Company.
●	Price adjustments are contractually charged to the Company by customers and include the Voluntary Scheme for Branded Medicines Pricing, Access and Growth rebate with the UK National Health Service, as well as chargebacks and other discounts.

Accounts receivable

As of September 30, 2025, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected.

Inventory

The Company values inventory at the lower of cost or net realizable value, computed on a weighted average basis. The Company analyzes its inventory levels quarterly for obsolescence and, if required, adjusts inventory to its net realizable value if the cost basis of inventory is in excess of its expected net realizable value, or for quantities in excess of expected demand.

Upon the initiation of production for the first commercial batches of drug product in October 2024, the Company began capitalizing the purchases of saleable inventory of the product from suppliers. The Company expenses prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where the Company also expects the future economic benefit from the sales of the product candidate to be realized. There were no costs related to prelaunch inventory included in inventory as of September 30, 2025, and 2024.

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

At September 30, 2025 and 2024, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, unsecured convertible promissory note and warrant liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Fair Value Option

The Company elected the fair value option to account for both the December 2022 Note, defined in Note 8, and March 2025 Note. Refer to Note 8 for further details on these financial instruments.

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

Segment reporting

The Company has one reportable segment which consists of the development and commercialization of ONS-5010/LYTENAVA, an ophthalmic formulation of bevacizumab for the treatment of wet AMD. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. For additional information regarding the Company’s reportable segments, refer to Note 14 – Segment Information.

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, warrants, performance-based stock options and units, and stock options using the treasury stock method, which would result in the issuance of incremental shares of common stock.

During the years ended September 30, 2025, and 2024, the Company incurred a net loss. As a result, all potentially dilutive securities were considered anti-dilutive and were excluded from the calculation of diluted Earnings per share (“EPS”). Therefore, basic and diluted EPS are the same for such periods.

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding for the years ended September 30, 2025, and 2024, as they would be antidilutive:

		Year ended September 30,
		2025	2024
Performance-based stock options		125,500		666,500
Stock options		3,611,362		1,946,646
Common stock warrants		35,989,085		14,207,622
Convertible debt	(i)	12,946,011	(ii)	1,171,100

(i)	The potentially dilutive securities related to convertible debt are calculated based on a fixed conversion price of $2.26 per share, which is subject to change as described in Note 8. The convertible debt relates to the March 2025 Note.
(ii)	The calculation for potentially dilutive securities pertaining to convertible debt is as follows: $3,750,000 of outstanding principal and accrued interest as of September 30, 2024, is converted at a rate of $7.00, and the remaining amount is converted based on a fixed conversion price of $40.00 per share, which is subject to change as described in Note 8. The convertible debt relates to the December 2022 Note.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment and will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted ASU 2023-07 during fiscal year 2025, as the standard became effective for public entities for fiscal years beginning after December 15, 2023. For further details regarding the adoption and its impact, refer to the discussion above within Notes 3 and 14.

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

4.     Fair Value Measurements

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$29,947,000
Warrant liability	—	—	4,768,438
Total	$—	$—	$34,715,438

	September 30, 2024
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$29,440,000
Warrant liability	—	—	59,099,013
Total	$—	$—	$88,539,013

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and the unsecured convertible promissory notes for the years ended September 30, 2025 and 2024:

	Unsecured Convertible
	Promissory Notes	Warrants
Balance at October 1, 2023	$35,551,000	$6,219
Issued in connection with sale of common stock	—	97,730,836
Promissory note maturity extension fee added to outstanding balance	2,681,847	—
Principal and accrued interest converted to common stock	(11,250,000)	—
Loss (gain) from change in fair value	2,457,153	(38,638,042)
Balance at September 30, 2024	29,440,000	59,099,013
Fair value of unsecured convertible promissory note issued	33,100,000	—
Principal and accrued interest converted to common stock	(2,525,000)	—
Loss (gain) from change in fair value	6,074,586	(43,015,831)
Loss from change in fair value from warrant inducement	—	1,948,057
Reclassification of fair value of common stock warrants exercised to equity	—	(13,262,801)
Repayment	(36,142,586)	—
Balance at September 30, 2025	$29,947,000	$4,768,438

Unsecured convertible promissory notes

As further described in Note 8, the Company elected the fair value option to account for the unsecured convertible promissory notes. The fair value of these instruments is estimated using a binomial lattice model, which evaluates the payouts under hold, convert or call decisions. Significant estimates in the binomial lattice model include the Company’s stock price, volatility, risk-free rate of return, and credit-adjusted discount rate.

The fair values of the unsecured convertible promissory notes as of September 30, 2025 and 2024 were estimated using a binomial lattice model with the following assumptions:

	September 30,
	2025	2024
Term (years)	0.8	0.8
Volatility	118.0%	91.0%
Risk-free rate	3.8%	4.2%
Dividend yield	—%	—%
Credit-adjusted discount rate	18.8%	20.4%
Stock price	$1.06	$5.34

Common stock warrants

The warrants related to the Note and Warrant Purchase Agreement dated December 22, 2017 are classified as liabilities as the warrants include cash settlement features at the option of the holders under certain circumstances. These warrants expired during the fiscal year ended September 30, 2025. The warrants issued in connection with private placements that closed on March 18, 2024 and April 15, 2024 are classified as liabilities as the Company assessed that they are not indexed to the Company’s own stock and must be classified as liabilities. During the year ended September 30, 2025, the Company reclassified the warrant liability balance of $13,262,801 into additional paid in capital upon the exercise of certain of the private placement warrants. Refer to Note 10 for further details on warrants exercised pursuant to the warrant inducement transaction.

The above warrant liabilities are revalued each reporting period with the change in fair values recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair values of the warrant liabilities are estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	September 30,
	2025	2024
Risk-free interest rate	3.64%	3.58%
Remaining contractual term of warrants (years)	3.5	4.5
Expected volatility	148.6%	125.0%
Annual dividend yield	—%	—%
Stock price	$1.06	$5.34

5.      Inventory

Inventory consists of:

	September 30,
	2025	2024
Raw materials	$2,350,239	$—
Work-in-process	958,539	—
Finished goods	29,626	—
Total	$3,338,404	$—

6.      Equity Method Investment

In connection with the execution of a stock purchase agreement with Syntone Ventures LLC (“Syntone Ventures”), the United States based affiliate of Syntone Technologies Group Co. Ltd. (“Syntone PRC”) on May 22, 2020, the Company

and Syntone PRC entered into a joint venture agreement pursuant to which they agreed to form a People’s Republic of China (“PRC”) joint venture, Beijing Syntone Biopharma Ltd (“Syntone JV”), that is 80% owned by Syntone PRC and 20% owned by the Company. As the Company can exert significant influence over, but does not control, Syntone JV’s operations through voting rights or representation on Syntone JV’s board of directors, the Company accounts for this investment using the equity method of accounting. Upon formation of Syntone JV in April 2021, the Company entered into a royalty-free license with Syntone JV for the development, commercialization and manufacture of ONS-5010/LYTENAVA in the greater China market, which includes Hong Kong, Taiwan and Macau.

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

7.     Accrued Expenses

Accrued expenses consists of:

	September 30,
	2025		2024
Compensation	$1,437,049		$1,012,962
Severance and related costs	1,590,835	(i)	—
Professional fees	195,623		1,798,767
Research and development	1,188,212		41,373
Accrued rebates	317,754		—
Other accrued expenses	584,847		384,366
	$5,314,320		$3,237,468

(i)	In December 2024 and September 2025, the Company implemented workforce reductions to conserve capital. Both the Chief Executive Officer and Chief Commercial Officer of the Company departed from the Company during the fiscal year and their departures constituted a termination without cause, and accordingly were entitled to 12 months of base salary, a lump sum of 100% of their target bonus for the year, employee benefits for up to 12 months, full vesting of 50% of his unvested equity awards, and reimbursement of expenses owed up to their termination dates. At a minimum, all employees affected by the workforce reduction are eligible to receive severance payments and paid COBRA premiums for a specified time period post-termination, subject to execution of a general release of claims against the Company.

In connection with workforce reductions, during the year ended September 30, 2025, the Company recognized $2,894,191 in severance related charges consisting of cash-based expenses related to employee severance and notice period payments, benefits and related costs. In addition, during the year ended September 30, 2025, the Company recorded a non-cash expense totaling $2,201,373 related to stock-based compensation in connection with the acceleration of equity awards for the former Chief Executive Officer and Chief Commercial Officer. The Company made total cash payments related to severance and related charges of $1,303,356 during the year ended September 30, 2025.

8.     Debt

Debt consists of:

	September 30, 2025	September 30, 2024
Unsecured convertible promissory note (measured at fair value)	$29,947,000	$29,440,000
Less: current portion	(29,947,000)	(29,440,000)
Long-term debt	$—	$—

December 2022 Note

On December 22, 2022, the Company entered into a Securities Purchase Agreement and issued an unsecured promissory note (the “December 2022 Note”) with a face amount of $31,820,000 to Streeterville Capital, LLC (the “Lender”), the holder of the Company’s unsecured promissory note issued in November 2021 (the “November 2021 Note”). The December 2022 Note had an original issue discount of $1,820,000. The Company received net proceeds of $18,052,461 upon the closing on December 28, 2022 after deducting the Lender’s transaction costs in connection with the issuance and a full payment of the remaining outstanding principal and accrued interest on the November 2021 Note.

In December 2023, the Company extended the maturity of the December 2022 Note from January 1, 2024 to April 1, 2024. The Company incurred a $475,000 extension fee, which was expensed and included in interest expense in the consolidated statement of operations for the year ending September 30, 2024.

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

On March 13, 2025, the Company used the proceeds from the March 2025 Note to pay off the December 2022 Note.

March 2025 Note

On March 13, 2025, the Company issued the March 2025 Note for $33,100,000 to Avondale Capital, LLC (“Avondale”) pursuant to a Securities Purchase Agreement (“Avondale SPA”) dated January 31, 2025. Certain terms of the March 2025 Note were approved at the Company’s annual meeting of stockholders on March 11, 2025, and the Company used the proceeds from the March 2025 Note to pay off the December 2022 Note.

The March 2025 Note bears interest at the prime rate plus 3% (subject to a floor of 9.5%), is scheduled to mature on July 1, 2026, and is convertible into common stock. The Company must repay at least $3,000,000 (by cash or conversions into common stock) of the outstanding balance on the March 2025 Note each quarter starting in the second calendar quarter of 2025 (subject to adjustments for conversions and to payment of a 7.5% exit fee) (the “Quarterly Debt Reduction Obligations”). Any amount converted by Avondale during a given calendar quarter in excess of the Quarterly Debt Reduction Obligations will be credited toward meeting the Quarterly Debt Reduction Obligations for the next quarter or quarters. During the year ended September 30, 2025, Avondale converted $2,525,000 of principal and accrued interest under the March 2025 Note into shares of common stock. In addition, the Company made cash payments totaling $3,475,000. These transactions were applied toward the Quarterly Debt Reduction Obligations and exit fees for the year ended September 30, 2025.

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

In the event that specific occurrences outlined in the March 2025 Note transpire—such as the Company’s failure to fulfill payment obligations, non-compliance with the Quarterly Debt Reduction Obligations, insolvency or bankruptcy events, breaches of covenants in the Avondale SPA and the March 2025 Note, and unauthorized transactions without Avondale's consent (collectively referred to as “Trigger Events”)—Avondale reserves the right to increase the balance of the March 2025 Note by 10% in the case of a Major Trigger Event (as defined in the March 2025 Note) and by 5% for a Minor Trigger Event (as defined in the March 2025 Note). Should any Trigger Event persist without resolution for ten trading days following written notification from Avondale, this will constitute an event of default (such event, an “Event of Default”). Upon an event of default, Avondale may accelerate the March 2025 Note, resulting in all amounts becoming immediately due and payable, with interest accruing at a rate of 22% per annum until full payment is made.

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

The Company elected to account for the March 2025 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as a result the debt issuance costs were accounted for as interest upon election to account for the instrument at fair value. During the year ended September 30, 2025, the Company recorded $40,686 of interest expense associated with the debt issuance costs for the March 2025 Note. During the year ended September 30, 2025, the Company recognized $242,442 of interest expense associated with the exit fees on debt repayments for the March 2025 Note.

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

Technology License

The Company entered into a technology license agreement with Selexis, under which a milestone payment of $365,195 (converted from Swiss Francs to United States dollars) was due upon achievement of certain commercial and clinical milestones. The milestone payment was accrued for as of September 30, 2025 and payment was made in fiscal year 2026. In addition, the agreement requires the Company to pay a single digit royalty on net sales by the Company utilizing such technology. The Company also has the contractual right to buy out the royalty payments at a future date.

Purchase Commitments

As of September 30, 2025, the Company had outstanding contractual commitments of approximately $955,050, primarily related to fill-finish manufacturing services for ONS-5010/LYTENAVA to be performed by its contract manufacturers.

Litigation

On November 3, 2023, a securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by the Company related to the Company’s BLA during the period from August 3, 2021 through August 29, 2023. The complaint alleges, among other things, that the Company violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010/LYTENAVA as a treatment for wet AMD and that the Company and/or their manufacturing partner had deficient CMC controls for ONS-5010/LYTENAVA, which remained unresolved at the time the Company’s BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve the Company’s BLA, and that the Company’s stock price dropped when such information was disclosed. The plaintiffs in the class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. The defendants’ motion to dismiss plaintiffs’ second amended complaint is currently pending before the court.

On October 10, 2024, certain of the company’s officers and directors were named as defendants in a shareholder derivative action filed in the District Court of the District of Delaware.  The derivative complaint alleges that defendants breached their fiduciary duties by causing and/or allowing the Company to violate federal securities laws based on the same alleged misstatements as the securities class action.  The derivative complaint also alleges defendants violated Section 14(a) of the Exchange Act, as well as claims for contribution, unjust enrichment, and waste of corporate assets.  The derivative complaint seeks unspecified damages, corporate governance reforms, restitution, contribution, attorneys’ fees, and other costs.  The derivative action is currently stayed, pending the final resolution of the securities class action pending in the United States District Court for the District of New Jersey.

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

The components of lease cost for the years ended September 30, 2025 and 2024 were as follows:

	Year ended September 30,
	2025	2024
Lease cost:
Interest on lease liabilities	$—	$116
Total finance lease cost	—	116
Operating lease cost	76,321	57,973
Total lease cost	$76,321	$58,089

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee were as follows:

	September 30,
	2025	2024
Operating leases:
Right-of-use asset	$225,508	$274,645
Operating lease liabilities	247,698	297,829
Weighted-average remaining lease term (years):
Operating leases	3.6	4.6
Weighted-average discount rate:
Operating leases	9.9%	9.9%

Other information related to leases for the years ended September 30, 2025 and 2024 are as follows:

	Year ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$—	$116
Operating cash flows from operating leases	77,315	14,514
Financing cash flows from finance leases	—	4,267
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$294,416

Future minimum payments under noncancelable leases at September 30, 2025 are as follows for the years ending September 30:

Operating leases
2026	$80,730
2027	81,817
2028	83,680
2029	49,447
Total undiscounted lease payments	295,674
Less: Imputed interest	47,976
Total lease obligations	$247,698

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the “Plan”) in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company matches 100% of the first 3% of employee contributions. The Company assumes all administrative costs of the Plan. For the years ended September 30, 2025 and 2024, the expense relating to the matching contribution was $165,388 and $177,309, respectively.

10.   Stockholders’ Equity

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

On March 18, 2024, in a private placement (the “Private Placement”) pursuant to a securities purchase agreement entered in January 2024 with certain institutional and accredited investors, including GMS Ventures and Investments (“GMS Ventures”), the Company’s largest stockholder, the Company issued an aggregate of 8,571,423 shares of common stock and warrants to purchase an aggregate of 12,857,133 shares of common stock at a purchase price per share of $7.00 per share (the “Private Placement Warrants”) and accompanying warrant to purchase one and one-half shares of common stock for $55,498,311 in net proceeds after payment of placement agent fees and other offering costs. GMS Ventures purchased an aggregate of 2,305,714 shares of common stock and warrants to purchase an aggregate of 3,458,571 shares of common stock in the Private Placement. The Warrants have an exercise price of $7.70 per share of common stock and will expire on March 18, 2029.

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

On January 16, 2025, the Company executed warrant inducement agreements with GMS Ventures and certain other holders of Private Placement Warrants to exercise warrants for 7,074,637 shares of common stock. Concurrently, the Company entered into a warrant inducement transaction with Syntone to exercise warrants for 1,071,429 shares of common stock issued under the Syntone Warrant Inducement Transaction, defined below. For further details on the warrant inducement agreements, refer to the sections on the Warrant Inducement Transaction and the Syntone Warrant Inducement Transaction below.

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

The fair value of the warrants at issuance exceeded the proceeds received from both the Private Placement and the Syntone Private Placement; therefore, no proceeds were allocated to additional paid-in capital. For the year ended September 30, 2024, the aggregate excess of the warrant fair value over the related proceeds was $37,490,012, which was recognized as warrant-related expenses in the consolidated statements of operations.

BTIG, LLC At-the-Market Offering Agreement

On May 16, 2023, the Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”), as sales agent (the “BTIG ATM Agreement” or the “BTIG ATM Offering”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time through BTIG. The Company incurred financing costs of $353,688, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the BTIG ATM Offering. As of September 30, 2025, $282,420 of such deferred costs are included in other assets on the consolidated balance sheets.

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

During the year ended September 30, 2024, no shares of common stock were sold under the BTIG ATM Offering. During the year ended September 30, 2025, the Company sold 8,681,852 shares of common stock under the BTIG ATM Offering and generated $13,461,540 in net proceeds after paying fees to BTIG and other issuance costs of $416,337.

Warrant Inducement Transaction

On January 16, 2025, the Company entered into warrant exercise inducement offer letter agreements with GMS Ventures and certain other holders of Private Placement Warrants, pursuant to which the holders agreed to exercise their existing warrants (“Existing Warrants”) for an aggregate of 7,074,637 shares of common stock at a reduced exercise price of $2.51 per share. In exchange, the Company issued two new inducement warrants for each Existing Warrant exercised (“Inducement Warrants”), which are exercisable for an aggregate of up to 14,149,274 additional shares of common stock (the “Inducement Warrant Shares”) at an exercise price of $2.26 per share (collectively, the “Warrant Inducement Transaction”). The Company received net proceeds of $16,590,968 after capital markets advisory fees and offering costs, from the Warrant Inducement Transaction. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized a $1,692,779 inducement charge in the consolidated statements of operations for the year ended September 30, 2025. Upon the exercise of these liability classified warrants, the Company reclassed the warrant liability balance of $13,262,801 into additional paid in capital.

In connection with the Warrant Inducement Transaction, half of the Inducement Warrants (the “Tranche A Inducement Warrants”), representing warrants to purchase up to 7,074,637 shares of common stock were exercisable immediately and expire on January 17, 2030. The remaining Inducement Warrants (the “Tranche B Inducement Warrants”) became exercisable upon the effective date of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock.  The Tranche A and B Inducement Warrants are considered equity-classified warrants. Given that the Tranche A and Tranche B Inducement Warrants were issued concurrently with the exercise of the Existing Warrants, the Company recorded an inducement charge in the consolidated statements of operations in the amount of $27,421,002 for the year ended September 30, 2025.

Syntone Warrant Inducement Transaction

Concurrently with the Warrant Inducement Transaction, the Company entered into a warrant exercise inducement offer letter agreement with Syntone, pursuant to which Syntone agreed to exercise existing warrants (“Existing Syntone Warrants”) for an aggregate of 1,071,429 shares of common stock at a reduced exercise price of $2.51 per share. In exchange, the Company agreed to issue two new inducement warrants for each Existing Syntone Warrant exercised (the "Syntone Inducement Warrants”), which will be exercisable for up to 2,142,858 shares of common stock (the “Syntone Inducement Warrant Shares”) at an exercise price of $2.26 per share (the “Syntone Warrant Inducement Transaction”). The closing of the Syntone Warrant Inducement Transaction is subject to receipt of certain regulatory approvals. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized a $255,278 inducement charge in the consolidated statements of operations for the year ended September 30, 2025. As of the date of this filing, Syntone has not received regulatory approval and, thus, the Company has not yet received the proceeds from the exercise of the Existing Syntone Warrants. There can be no assurance that Syntone will receive the requisite regulatory approval in the near term or at all, and the Company may never receive the proceeds from the exercise of the Existing Syntone Warrants, or issue, or receive proceeds from the exercise of, the Syntone Inducement Warrants. In connection with the Syntone Warrant Inducement Transaction, half of the Syntone Inducement Warrants (the “Syntone Tranche A Inducement Warrants”) will be immediately exercisable upon receipt of certain regulatory approvals and will expire on the five-year anniversary of the date of issuance. The remaining Syntone Inducement Warrants (the “Syntone Tranche B Inducement Warrants”) will be exercisable upon receipt of certain regulatory approvals. As of the date of this filing, the Syntone Tranche A and Tranche B Inducement Warrants have not been issued. Given that the Company agreed to issue Syntone Tranche A and Tranche B Inducement Warrants in exchange for Syntone’s agreement to exercise existing warrants at a reduced exercise price, the Company recorded an inducement charge in the consolidated statements of operations in the amount of $4,152,815 for the year ended September 30, 2025.

The fair value per share of the Existing Warrants and Existing Syntone Warrants was determined using the Black-Scholes option pricing model. Prior to the modification of the warrant exercise price, the fair value per share was $1.64, based on a risk-free interest rate of 4.34%, a remaining contractual term of 4.2 years, expected volatility of 136.0%, a dividend yield of 0%, and a stock price of $2.23. On the modification date, the fair value per share was $1.88, calculated using the same assumptions.

The fair value per share of the Tranche A Inducement Warrants, Tranche B Inducement Warrants, Syntone Tranche A and B Inducement Warrants of $1.96 was estimated using the Black-Scholes option pricing model using the following weighted average assumptions: a risk-free interest rate of 4.39%, a contractual term of 5 years, an expected volatility of 130.2%, an anticipated annual dividend yield of 0%, and a stock price of $2.23.

Underwritten Public Offering

On May 27, 2025, the Company completed an underwritten public offering (the “Public Offering”) of 9,285,714 shares of common stock and warrants to purchase an aggregate of 18,571,428 shares of common stock pursuant to an underwriting agreement dated May 22, 2025, between the Company and BTIG. The combined price for each share of common stock and accompanying warrant to purchase two shares of common stock was $1.40. The Company received aggregate net proceeds of $11,617,407, after payment of placement agent fees and other offering costs. GMS Ventures purchased an aggregate of  4,285,714 shares of common stock and warrants to purchase an aggregate of 8,571,428 shares of common stock in the Public Offering. The warrants have an exercise price of $1.40 per share of common stock and will expire on May 27, 2030.

Common stock warrants

As of September 30, 2025, the Company had the following warrants outstanding to acquire shares of its common stock:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
December 28, 2025		25,787	$21.00
January 28, 2026		12,576	$25.00
February 2, 2026		93,238	$25.00
November 23, 2026		104,999	$31.25
March 18, 2029	(i)	5,782,496	$7.70
April 15, 2029	(i) (ii)	1,071,429	$7.70
January 17, 2030	(iii)	13,627,132	$2.26
May 27, 2030		15,271,428	$1.40
		35,989,085

(i)	The warrants were issued in connection with private placements that closed on March 18, 2024 and April 15, 2024 and are exercisable only for cash, except in limited circumstances, at any time after the date of issuance. The Company evaluated the warrants under ASC 815-40 guidance and determined that the warrants did not meet Step 2 of the indexation. As a result they are not indexed to the Company’s own stock and must be classified as liabilities. Refer to the disclosure above under the header “—Common stock” for further details.

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

(iii)	These are Inducement Warrants. Refer above for disclosures on the Inducement Warrants

During the year ended September 30, 2025, warrants to purchase an aggregate of 42,460 shares of common stock with a weighted average exercise price of $149.11 expired. In addition, warrants to purchase an aggregate of 7,074,637 shares of common stock with an exercise price of $2.51 related to the Warrant Inducement Transaction, warrants to purchase an aggregate of 3,300,000 shares of common stock with an exercise price of $1.40 generating net proceeds of $4,327,940, and warrants to purchase an aggregate of 522,142 shares of common stock with an exercise price of $2.26 were exercised generating net proceeds of $1,105,444. The Company generated aggregate net proceeds of $22,024,352 from common stock warrants exercised the year ended September 30, 2025 after deducting expenses associated with with such exercises.

11.   Stock-Based Compensation

2024 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provided for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. In August 2024, the Company’s stockholders approved the amendment and restatement of the 2015 Plan and, in connection with amending and restating the 2015 Plan, the name of the 2015 Plan was updated to the Outlook Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2024 Plan is 7,293,901. As of September 30, 2025, 4,357,084 shares remained available for grant under the 2024 Plan.

Stock options and RSUs granted under the Company's 2024 Plan generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and share of RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the years ended September 30, 2025 and 2024:

	Year ended September 30,
	2025	2024
Research and development	$379,604	$800,956
General and administrative	8,480,292	4,584,168
Total	$8,859,896	$5,385,124

During the year ended September 30, 2025, the Company capitalized stock-based compensation of $37,991 as part of inventory costs. This amount relates to stock-based compensation expense for employees directly involved in manufacturing activities.

Stock options

The following table summarizes all of the Company’s stock option activity for the year ended September 30, 2025:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at September 30, 2024	1,946,646	$19.51	7.3	$53,985
Granted	2,046,599	3.69
Forfeited	(356,167)	10.46
Expired	(25,716)	30.48
Balance at September 30, 2025	3,611,362	$11.36	7.9	$—
Vested and exercisable at September 30, 2025	1,579,487	$20.87	6.2	$—

The aggregate intrinsic value represents the total amount by which the fair market value of the common stock subject to options exceeds the exercise price of the related options.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on the Company’s historical volatility. The expected term calculation is based on the “simplified” method described in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, since the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the United States Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero since the Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends. Options granted under the 2024 Plan generally vest over one to four years and have a term of 10 years.

The weighted average grant date fair value of the options awarded to employees and directors for the years ended September 30, 2025 and 2024 was $3.30 and $6.04 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2025	2024
Risk-free interest rate	3.7%	4.3%
Expected term (years)	5.7	6.0
Expected volatility	132.0%	131.4%
Expected dividend yield	—	—

As of September 30, 2025, there was $2,016,949 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 0.9 years.

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

The following table summarizes all of the Company’s performance-based stock option activity for the year ended September 30, 2025.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at September 30, 2024	666,500	$7.94	9.3	$—
Granted	—	—
Forfeited	(541,000)	6.78
Balance at September 30, 2025	125,500	$12.92	7.6	$—
Vested and exercisable at September 30, 2025	35,000	$28.80	5.3	$—

During the year ended September 30, 2025, no expense was recognized because the performance conditions were not considered probable of achievement. The assessment was based on the relevant facts and circumstances and therefore no compensation costs were recognized. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2025	2024
Risk-free interest rate	—%	4.3%
Expected term (years)	—	10.0
Expected volatility	—%	125.6%
Expected dividend yield	—	—

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

13.   Income Taxes

Income tax benefit for the years ended September 30, 2025 and 2024 consists of the following:

	Year ended September 30,
	2025	2024
State tax	$2,800	$2,800
Foreign tax provision	(1,554,629)	—
	$(1,551,829)	$2,800

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended September 30,
	2025	2024
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.1)	(6.2)
Change in state rate	8.5	—
Deferred true-up	0.2	0.2
Foreign withholding tax	(2.4)	—
Permanent differences	(0.9)	2.5
Foreign tax credits	0.3	1.7
Research and development credit	2.2	(2.4)
Change in valuation allowance	11.1	25.3
Other	(0.3)	(0.1)
Effective income tax rate	(2.4)%	0.0%

The tax effects of the temporary differences that gave rise to deferred taxes were as follows:

	September 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$110,272,674	$102,906,140
Capitalized research and development costs	13,720,059	15,200,918
Stock-based compensation	6,612,848	6,463,068
Lease liability	52,366	83,720
Research and development credit carryforward	12,370,887	13,748,600
Foreign tax credits	100,000	290,188
Accruals and others	2,799,707	144,079
Gross deferred tax assets	145,928,541	138,836,713
Less: valuation allowance	(145,880,866)	(138,759,510)
	47,675	77,203
Deferred tax liabilities:
Right-of-use assets	(47,675)	(77,203)
Net deferred tax assets	$—	$—

As of September 30, 2025, the Company had approximately $441.0 million and $243.6 million of United States federal and New Jersey NOLs that will begin to expire in 2030 and 2039, respectively. As of September 30, 2025, the Company had federal and state research and development tax credit carryforwards of $11.6 million and $0.8 million, respectively, available to reduce future tax liabilities which will begin to expire in 2032 and 2033, respectively. As of September 30, 2025, the Company has federal foreign tax credit (“FTC”) carryforwards of $0.1 million available to reduce future tax liabilities which began to expire starting in 2023, of which $1.9 million of the FTC carryforward is included in the balance of unrecognized tax benefits. Realization of the deferred tax asset is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax asset does not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets as of September 30, 2025 and 2024. The valuation allowance increased by $7.1 million and $19.0 million during the year ended September 30, 2025 and 2024, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation includes significant corporate tax reforms, including the permanent reinstatement of the ability to deduct domestic research and development expenditures as incurred beginning in fiscal 2026, replacing the previous requirement to capitalize and amortize such expenditures over five years. The OBBBA also introduces modifications to the international tax framework, including changes to the foreign-derived intangible income (“FDII”) regime. Under the legislation, FDII is renamed foreign-derived deduction-eligible income (“FDDEI”), with the current FDDEI effective tax rate of 13% maintained through fiscal 2026, followed by a permanent adjustment to a 14% rate beginning in fiscal 2027 (compared to 16% under prior law). The legislation contains multiple effective dates, with certain provisions effective in 2025 and others becoming effective in subsequent years. The effects of OBBBA are not expected to have a material impact relative the financials of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended September 30,
	2025	2024
Balance at beginning of year	$1,854,629	$1,854,629
Changes based on tax positions related to the current year	(1,554,629)	—
Balance at end of year	$300,000	$1,854,629

The Company expects the remaining $300,000 to be recognized as a tax benefit  in the next 12 months. These unrecognized tax benefits, if recognized, would affect the annual effective tax rate. The Company’s income tax returns for the years from 2011 through 2024 remain open for examination by the Internal Revenue Service as well as various states and municipalities.

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

14.   Segment Information

Operating segments are components of an enterprise for which discrete financial information is available and reviewed by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company has one reportable segment, which consists of the development and commercialization of ONS-5010/LYTENAVA™, an ophthalmic formulation of bevacizumab for the treatment of wet AMD. The Company’s CODM is its Chief Executive Officer, who evaluates and manages the business on a consolidated basis for purposes of resource allocation and performance assessment.

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies. To date, the Company has generated insignificant product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The CODM uses budget versus forecasted expense and cash forecast models in making decisions. Such models are reviewed to assess the entity-wide operating results and performance, including how long cash is expected to be sufficient. The measure of segment assets is reported on the consolidated balance sheet as total assets.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended September 30, 2025 and 2024:

	Year ended September 30,
	2025	2024
Revenues, net	$1,413,535	$—
Cost of revenues	1,356,330	—
Gross profit	57,205	—
Operating expenses:
Research and development expenses
ONS-5010/LYTENAVA development	23,286,684	37,355,884
Compensation and related benefits	2,385,606	2,507,635
Stock-based compensation	379,604	800,956
Other research and development	1,128,746	1,098,572
	27,180,640	41,763,047
Selling, general and administrative expenses
Professional fees	6,173,453	9,866,128
Compensation and related benefits	8,177,077	6,301,200
Stock-based compensation	8,480,292	4,584,168
Europe launch expenses	13,377,691	5,010,687
Facilities, fees and other related costs	3,729,718	4,178,005
	39,938,231	29,940,188

Segment loss from operations	(67,061,666)	(71,703,235)
Other segment items (i)	3,084,974	(3,660,679)
Segment loss before income taxes	$(63,976,692)	$(75,363,914)

(i)	Other segment items included in segment loss includes loss on equity method investment, interest income, interest expense, loss from change in fair value of promissory notes, warrant related expenses, warrant inducement expenses, and gain from change in fair value of warrant liability.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective as of September 30, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of September 30, 2025.

As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2025, we implemented new processes and controls in relation to the commercialization of LYTENAVA in the UK and Germany, including processes and controls relating to revenue recognition and inventory in which we have documented and evaluated the design and tested the effectiveness of such controls. There were no further changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of the Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2026 Proxy Statement, no later than January 28, 2026, and certain information to be included in the 2026 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is to be included in our 2026 Proxy Statement as follows:

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

Item 11. Executive Compensation

The information required by this item is to be included in our 2026 Proxy Statement under the section entitled “Executive Compensation” and is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required with respect to equity compensation plans is to be included in our 2026 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2026 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is to be included in our 2026 Proxy Statement under the sections entitled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services

The information required by this item is to be included in our 2026 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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

10.10#

Executive Employment Agreement by and between Robert C. Jahr and Outlook Therapeutics, Inc, dated June 28, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on July 1, 2025).

10.11#

Executive Employment Agreement by and between Jeff Evanson and Outlook Therapeutics, Inc, dated December 21, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2021).

10.12#	Outlook Therapeutics, Inc. Non-Employee Director Compensation Policy, as amended and restated, effective as of October 1, 2024.

10.13#

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

10.28	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on January 24, 2024).

10.29	Form of Syntone Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed with the SEC on January 24, 2024).

10.30

Amendment, dated April 12, 2024, to Sales Agreement, dated May 16, 2023, by and between the Company and BTIG (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on April 12, 2024).

10.31

Master Services Agreement by and among the Company, Outlook Therapeutics Ltd, and Alloga (Nederland) B.V., dated January 29, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 14, 2025).

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

Date: December 19, 2025	By:	/s/ Robert C. Jahr
	Name:	Robert C. Jahr
	Title:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Faisal G. Sukhtian	Chairman	December 19, 2025
Faisal G. Sukhtian

/s/ Robert C. Jahr	Chief Executive Officer	December 19, 2025
Robert C. Jahr	(Principal Executive Officer)

/s/ Lawrence A. Kenyon	Chief Financial Officer	December 19, 2025
Lawrence A. Kenyon	Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

/s/ Kurt J. Hilzinger	Director	December 19, 2025
Kurt J. Hilzinger

/s/ Yezan Haddadin	Director	December 19, 2025
Yezan Haddadin

/s/ Julia A. Haller	Director	December 19, 2025
Julia A. Haller

/s/ Ralph H. Thurman	Director	December 19, 2025
Ralph H. Thurman

/s/ Julian Gangolli	Director	December 19, 2025
Julian Gangolli

/s/ Gerd Auffarth	Director	December 19, 2025
Gerd Auffarth

/s/ Andong Huang	Director	December 19, 2025
Andong Huang