Form 10-Q
period 2025-12-31
Outlook Therapeutics, Inc.
filed 2026-02-17
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of February 13, 2026 was 83,067,190.

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

References to ONS-5010 and/or LYTENAVA refer to an ophthalmic formulation of bevacizumab for use in retinal indications which, as the context requires: (i) is currently commercially available in Germany and in the United Kingdom as LYTENAVA™ (bevacizumab gamma) for the treatment of wet age-related macular degeneration (wet AMD) and (ii) is currently the subject of a Biologics License Application under review by the U.S. Food and Drug Administration.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on December 19, 2025, and in Part II, Item 1A. “Risk Factors” of this Quarterly Report, including, among other things, risks associated with:

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

These risks are not exhaustive. Additional factors could harm our business and financial performance, such as risks associated with the current macroeconomic environment, including as a result of the impacts of fluctuations in inflation, and interest rates, tariffs and trade tensions, current or potential future bank failures or geopolitical instability and uncertainty. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31, 2025	September 30, 2025

Assets
Current assets:
Cash and cash equivalents	$8,677,424	$8,083,085
Accounts receivable	114,609	1,490,931
Inventory	3,458,064	3,338,404
Prepaid expenses and other current assets	4,916,404	4,476,549
Total current assets	17,166,501	17,388,969

Operating lease right-of-use assets, net	212,413	225,508
Equity method investment	513,549	552,183
Other assets	346,111	417,523
Total assets	$18,238,574	$18,584,183

Liabilities and stockholders’ deficit

Current liabilities:
Current portion of unsecured convertible promissory note	$36,660,000	$29,947,000
Current portion of operating lease liabilities	61,125	58,897
Accounts payable	7,318,649	10,192,388
Accrued expenses	4,714,026	5,314,320
Income taxes payable	302,000	302,000
Total current liabilities	49,055,800	45,814,605

Operating lease liabilities	171,988	188,801
Warrant liability	7,560,251	4,768,438
Total liabilities	56,788,039	50,771,844

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 260,000,000 shares authorized; 64,556,570 and 53,887,233 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	645,566	538,873
Additional paid-in capital	589,572,867	572,983,229
Accumulated deficit	(628,767,898)	(605,709,763)
Total stockholders' deficit	(38,549,465)	(32,187,661)
Total liabilities and stockholders' deficit	$18,238,574	$18,584,183

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended December 31,
	2025	2024
Revenues, net	$(1,207,833)	$—
Cost of revenues	29,626	—
Gross profit	(1,237,459)	—
Operating expenses:
Research and development	3,634,352	9,660,150
Selling, general and administrative	8,612,141	11,946,702
Loss from operations	(13,483,952)	(21,606,852)
Loss on equity method investment	38,634	33,295
Interest income	—	(48,881)
Loss from change in fair value of promissory notes	6,743,736	1,304,000
Loss (gain) from change in fair value of warrant liability	2,791,813	(40,272,880)
Net (loss) income	$(23,058,135)	$17,377,614

Per share information:
Net (loss) income per share of common stock, basic	$(0.38)	$0.72
Net (loss) income per share of common stock, diluted	$(0.38)	$0.72
Weighted average shares outstanding, basic	60,205,035	24,233,957
Weighted average shares outstanding, diluted	60,205,035	24,233,957

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Stockholders' Deficit
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2025	53,887,233	$538,873	$572,983,229	$(605,709,763)	$(32,187,661)
Issuance of common stock in connection with exercise of warrants	428,571	4,286	903,055	—	907,341
Sale of common stock, net of issuance costs	10,227,166	102,271	14,774,833	—	14,877,104
Issuance of common stock in connection with conversion of convertible promissory note	13,600	136	30,600	—	30,736
Stock-based compensation expense	—	—	881,150	—	881,150
Net loss	—	—	—	(23,058,135)	(23,058,135)
Balance at December 31, 2025	64,556,570	645,566	589,572,867	(628,767,898)	(38,549,465)

	Stockholders' Deficit
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2024	23,905,635	$239,057	$469,969,333	$(543,284,900)	$(73,076,510)
Sale of common stock, net of issuance costs	1,000,000	10,000	1,726,042	—	1,736,042
Stock-based compensation expense	—	—	3,672,420	—	3,672,420
Net income	—	—	—	17,377,614	17,377,614
Balance at December 31, 2024	24,905,635	249,057	475,367,795	(525,907,286)	(50,290,434)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(23,058,135)	$17,377,614
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	30,074	28,801
Stock-based compensation	881,150	3,672,420
Loss from change in fair value of promissory notes	6,743,736	1,304,000
Loss (gain) from change in fair value of warrant liability	2,791,813	(40,272,880)
Loss on equity method investment	38,634	33,295
Changes in operating assets and liabilities:
Accounts receivable	1,376,322	—
Inventory	(119,660)	(3,109,397)
Prepaid expenses and other current assets	(439,855)	5,633,097
Operating lease liabilities	(13,499)	(12,071)
Accounts payable	(2,873,739)	4,224,022
Accrued expenses	(295,952)	153,764
Net cash used in operating activities	(14,939,111)	(10,967,335)

FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants to purchase common stock, net of issuance costs	14,931,536	1,742,373
Proceeds from exercise of common stock warrants	601,914	—
Net cash provided by financing activities	15,533,450	1,742,373
Net increase (decrease) in cash and cash equivalents	594,339	(9,224,962)
Cash and cash equivalents at beginning of period	8,083,085	14,927,538
Cash and cash equivalents at end of period	$8,677,424	$5,702,576

Supplemental schedule of non-cash financing activities:
Convertible promissory note converted into common stock	$30,736	$—
Common stock and warrant issuance costs in accounts payable and accrued expenses	$61,230	$—
Reclassification of deferred offering costs against ATM proceeds	$54,433	$6,331

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

In the fourth quarter of calendar 2023, the Company agreed to conduct an additional adequate and well-controlled clinical trial to support its Biologics License Application (“BLA”) for ONS-5010/LYTENAVA. The Company submitted a Special Protocol Assessment (“SPA”) for the NORSE EIGHT study in December 2023, and in January 2024 the FDA agreed that the protocol, if successful, would satisfy the requirement for a second adequate and well-controlled trial. The Company also identified approaches to address the Chemistry, Manufacturing, and Controls (“CMC”) comments in the Complete Response Letter (“CRL”). In November 2024, the Company announced that NORSE EIGHT did not meet the pre-specified non-inferiority endpoint; however, results demonstrated improvements in vision, evidence of biologic activity, and a favorable safety profile, which were further supported by the full week 12 data set. The Company resubmitted the BLA in February 2025. On August 27, 2025, the FDA issued a second CRL citing a single deficiency related to substantial evidence of effectiveness and recommended submission of confirmatory efficacy data, while reaffirming that the NORSE TWO trial met its primary endpoint. Following a Type A meeting in September 2025, the Company resubmitted the BLA on November 3, 2025, and received a third CRL on December 31, 2025. On February 11, 2026, the Company reported that it had submitted a Type A meeting request with the FDA to discuss the CRL and potential regulatory pathways for ONS-5010/LYTENAVA.

2.    Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $628,767,898 as of December 31, 2025. As of December 31, 2025, the Company had a working capital deficit. Additionally, the Company has $32,234,985 of principal, accrued interest and exit fees due under an unsecured convertible promissory note issued to Avondale Capital, LLC (“Avondale”) in March 2025 (the “March 2025 Note”), maturing on July 1, 2026. Refer to Note 7 for further details on the March 2025 Note.

On December 31, 2025, the Company did not satisfy the required $3,000,000 Quarterly Debt Reduction Obligation (as defined below in Note 7). The failure to make this required payment constituted a Major Trigger Event (as defined below in Note 7) under the March 2025 Note. Subsequent to December 31, 2025, Avondale converted $6,285,000 of principal and accrued interest on the March 2025 Note into 13,510,620 shares of the Company’s common stock. This Major Trigger Event has not resulted in an Event of Default (as defined below in Note 7).

Pursuant to the terms of the March 2025 Note, the occurrence of a Major Trigger Event resulted in (i) an automatic 10% increase to the outstanding balance, effective January 1, 2026, and (ii) an adjustment to the Conversion Price (as defined below). Following the adjustment, the Conversion Price is equal to the lesser of the fixed conversion price of $2.26 or 90% of the lowest closing bid price during the three trading days immediately preceding the delivery of a conversion notice, provided that the Conversion Price may not be reduced below the contractual floor price of $0.404. See Note 7 – Debt, for more information related to the March 2025 Note.

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

Subsequent to December 31, 2025, the Company sold 5,000,000 shares of common stock under the ATM Agreement (as defined below and described in additional detail in Note 9) and generated $2,425,000 in net proceeds after paying fees to BTIG, LLC (“BTIG”) and other issuance costs of $75,000.

Management does not believe that the existing cash and cash equivalents as of December 31, 2025, together with $2,425,000 in net proceeds from the sale of shares of common stock under the ATM Agreement since December 31, 2025, are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, additional financing will be needed by the Company to fund its operations in the future, fully commercialize ONS-5010/LYTENAVA and to develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations, including but not limited to, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, sale of the development and commercial rights to the Company’s drug product candidates in regions outside of the U.S., the issuance of additional debt, the issuance of equity securities, including accessing capital through at-the-market offerings (refer to Note 9 for further details), and revenues from product sales. There can be no assurance that any of these future funding efforts will be successful.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2025 and its results of operations for the three months ended December 31, 2025 and 2024, cash flows for the three months ended December 31, 2025 and 2024, and stockholders’ deficit for the three months ended December 31, 2025 and 2024. Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2026. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 19, 2025.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Accounts Receivable

As of December 31, 2025, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected.

Inventory

The Company values inventory at the lower of cost or net realizable value, computed on a weighted average basis. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company has not recognized a provision for obsolete and excess inventory as of December 31, 2025.

Upon the initiation of production for the first commercial batches of drug product in October 2024, the Company began capitalizing the purchases of saleable inventory of the product from suppliers. The Company expenses prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where the Company also expects the future economic benefit from the sales of the product candidate to be realized. There were no costs related to prelaunch inventory included in inventory as of December 31, 2025, and September 30, 2025. As of December 31, 2025 and September 30, 2025, inventory consisted of the following:

	December 31, 2025	September 30, 2025
Raw materials	$2,350,239	$2,350,239
Work-in-process	1,107,825	958,539
Finished goods	—	29,626
Total	$3,458,064	$3,338,404

Use of estimates

The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited interim consolidated financial statements, such as the current macroeconomic environment, including as a result of fluctuations in inflation and interest rates, tariffs and trade tensions, and geopolitical instability and uncertainty, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

During the three months ended December 31, 2025, the Company increased its returns reserve by $1,094,000 on product held by its UK distributor due to lower-than-forecasted sell-through. Returns reserves are reviewed quarterly and may be adjusted based on our ongoing assessment of business conditions and distributor-level sales forecasts. Additionally, during the three months ended December 31, 2025, the Company recognized administrative fees assessed under contractual arrangements with its wholesalers, which, together with the increase in the returns reserve, resulted in negative net revenue for the period.

Cost of revenues

Cost of revenues consists primarily of the cost of inventory sold, which includes direct manufacturing, production and packaging materials for LYTENAVA (bevacizumab gamma) sales. Prior to receiving authorization to sell LYTENAVA (bevacizumab gamma) in Europe, the Company expensed costs associated with manufacturing of LYTENAVA (bevacizumab gamma) as a component of research and development expense. The cost of previously expensed inventory that would have been recognized in cost of revenue for the three months ended December 31, 2025 were immaterial.

Net (loss) income per share

Basic net (loss) income per share of common stock is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted net (loss) income per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, warrants, performance-based stock options and units, and stock options using the treasury stock method, which would result in the issuance of incremental shares of common stock. For purposes of calculating diluted loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table sets forth the computation of basic (loss) income per share and diluted loss per share:

	Three months ended December 31,
	2025	2024
Numerator:
Net (loss) income attributable to common stockholders	$(23,058,135)	$17,377,614
Denominator:
Weighted average shares outstanding, basic	60,205,035	24,233,957
Basic net (loss) income per share	$(0.38)	$0.72
Diluted net loss per share	$(0.38)	$0.72

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding for the three months ended December 31, 2025 and 2024, as they would be antidilutive:

	Three months ended December 31,
	2025	2024
Performance-based stock options	30,000		190,000
Stock options	6,640,881		2,816,851
Common stock warrants	35,534,727		14,193,772
Convertible debt	13,268,156	(ii)	1,191,479

(i)	The potentially dilutive securities related to the March 2025 Note was calculated based on a fixed conversion price of $2.26, which is subject to change as described in Note 7.
(ii)	The calculation for potentially dilutive securities pertaining to December 2022 Note, defined in Note 7 below, was as follows: $3,750,000 of outstanding principal and accrued interest as of December 31, 2024, converted at a rate of $7.00, and the remaining amount converted based on a fixed conversion price of $40.00 per share, which was subject to change.

Recently issued accounting pronouncements

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$36,660,000
Warrant liability	—	—	7,560,251
Total	$—	$—	$44,220,251

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note	$—	$—	$29,947,000
Warrant liability	—	—	4,768,438
Total	$—	$—	$34,715,438

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability and unsecured convertible promissory notes for the three months ended December 31, 2025:

	Unsecured Convertible
	Promissory Notes	Warrants
Balance at October 1, 2025	$29,947,000	$4,768,438
Principal and accrued interest converted to common stock	(30,736)	—
Loss from change in fair value	6,743,736	2,791,813
Balance at December 31, 2025	$36,660,000	$7,560,251

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The fair values of the unsecured convertible promissory notes were estimated using a binomial lattice model with the following assumptions:

	December 31, 2025	September 30, 2025
Term (years)	0.5	0.8
Volatility	172.0%	118.0%
Risk-free rate	3.6%	3.8%
Dividend yield	—%	—%
Credit-adjusted discount rate	19.9%	18.8%
Stock price	$1.58	$1.06

Common stock warrants

The warrants issued in connection with private placements that closed on March 18, 2024 and April 15, 2024 (the “Private Placement Warrants”) were classified as liabilities on the accompanying unaudited interim consolidated balance sheets as the Company assessed that they are not indexed to the Company’s own stock.

The above warrant liabilities are revalued each reporting period with the change in fair values recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair values of the warrant liabilities are estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	December 31, 2025	September 30, 2025
Risk-free interest rate	3.57%	3.64%
Remaining contractual term of warrants (years)	3.2	3.5
Expected volatility	153.5%	148.6%
Annual dividend yield	—%	—%
Stock price	$1.58	$1.06

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

6.     Accrued Expenses

Accrued expenses consist of:

	December 31, 2025		September 30, 2025
Compensation	$1,554,514		$1,437,049
Severance and related costs	855,132	(i)	1,590,835
Professional fees	458,394		195,623
Research and development	1,047,662		1,188,212
Accrued rebates	439,269		317,754
Other accrued expenses	359,055		584,847
	$4,714,026		$5,314,320

(i)	In December 2024 and September 2025, the Company implemented workforce reductions to conserve capital. Both the Company’s Chief Executive Officer and Chief Commercial Officer departed from the Company during the fiscal year ended September 30, 2025, and their departures each constituted terminations without cause. Accordingly, each was entitled to 12 months of base salary, a lump sum of 100% of their target bonus for the year, employee benefits for up to 12 months, full vesting of 50% of his unvested equity awards, and reimbursement of expenses owed up to their termination dates. At a minimum, all employees affected by the workforce reduction were eligible to receive severance payments and paid COBRA premiums for a specified time period post-termination, subject to execution of a general release of claims against the Company.

During the three months ended December 31, 2024, the Company recognized $1,428,455 in severance related charges in connection with the workforce reduction, consisting of cash-based expenses related to employee severance and notice period payments, benefits and related costs. In addition, during the three months ended December 31, 2024, the Company recorded a non-cash expense totaling $2,079,083 related to stock-based compensation for accelerated equity awards for the former Chief Executive Officer. During the three months ended December 31, 2025 and 2024, the Company made total cash payments related to severance and related charges of $735,703 and $40,058, respectively.

7.    Debt

Debt consists of:

	December 31, 2025	September 30, 2025
Unsecured convertible promissory note (measured at fair value)	$36,660,000	$29,947,000
Less: current portion	(36,660,000)	(29,947,000)
Long-term debt	$—	$—

March 2025 Note

On March 13, 2025, the Company issued the March 2025 Note for $33,100,000 to Avondale pursuant to a Securities Purchase Agreement (“Purchase Agreement”) dated January 31, 2025. Certain terms of the March 2025 Note were approved at the Company’s annual meeting of stockholders on March 11, 2025.The net proceeds from the March 2025 Note were used to repay the Company’s unsecured convertible promissory note issued on December 22, 2022 (the “December 2022 Note”).

The March 2025 Note bears interest at the prime rate plus 3% (subject to a floor of 9.5%), is scheduled to mature on July 1, 2026, and is convertible into common stock. The Company must repay at least $3,000,000 (by cash or conversions into

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

common stock) of the outstanding balance on the March 2025 Note each quarter starting in the second calendar quarter of 2025 (subject to adjustments for conversions and to payment of a 7.5% exit fee) (the “Quarterly Debt Reduction Obligations”). Any amount converted by Avondale during a given calendar quarter in excess of the Quarterly Debt Reduction Obligations will be credited toward meeting the Quarterly Debt Reduction Obligations for the next quarter or quarters. During the three months ended December 31, 2025, Avondale converted $30,736 of accrued interest on the March 2025 Note into 13,600 shares of the Company’s common stock.

Avondale has the right to convert all or any portion of the outstanding balance under the March 2025 Note into shares of common stock, calculated by dividing the amount of the March 2025 Note being converted by the Conversion Price. Furthermore, the Company retains the right to convert any portion of the outstanding balance under the March 2025 Note into shares of common stock at the Conversion Price, provided certain conditions are met at the time of conversion, including, but not limited to, the condition that the daily volume-weighted average price of the Company’s common stock on Nasdaq equals or exceeds $3.00 per share (subject to adjustments for stock splits and combinations) for a continuous period of 30 trading days, and that the median daily dollar trading volume during the preceding 30 consecutive trading day period meets or exceeds $1,000,000. The Company reserves the right to make payments (i) in cash, (ii) in shares of common stock, calculated as the applicable payment amount divided by the Conversion Price, or (iii) a combination of both cash and shares of common stock. Any cash payments made by the Company, including prepayments or payments made at maturity, will incur an additional fee of 7.5%.

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

In the event that specific occurrences outlined in the March 2025 Note transpire—such as the Company’s failure to fulfill payment obligations, non-compliance with the Quarterly Debt Reduction Obligations, insolvency or bankruptcy events, breaches of covenants in the Purchase Agreement and the March 2025 Note, and unauthorized transactions without Avondale's consent (collectively referred to as “Trigger Events”)—Avondale reserves the right to increase the balance of the March 2025 Note by 10% in the case of a Major Trigger Event (as defined in the March 2025 Note) and by 5% for a Minor Trigger Event (as defined in the March 2025 Note). Should any Trigger Event persist without resolution for ten trading days following written notification from Avondale, this will constitute an event of default (such event, an “Event of Default”). Upon an event of default, Avondale may accelerate the March 2025 Note, resulting in all amounts becoming immediately due and payable, with interest accruing at a rate of 22% per annum until full payment is made.

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

On December 31, 2025, the Company did not meet the required $3,000,000 Quarterly Debt Reduction Obligation. The failure to make this required payment constituted a Major Trigger Event under the March 2025 Note. This Major Trigger Event has not resulted in an Event of Default.

Pursuant to the terms of the March 2025 Note, the occurrence of a Major Trigger Event resulted in (i) an automatic 10% increase to the outstanding balance, effective January 1, 2026, and (ii) an adjustment to the Conversion Price. Following the adjustment, the Conversion Price is equal to the lesser of the fixed conversion price of $2.26 or 90% of the lowest closing bid price during the three trading days immediately preceding the delivery of a conversion notice, provided that the Conversion Price may not be reduced below the contractual floor price of $0.404.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company elected to account for the March 2025 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as a result the debt issuance costs of were written off upon election to fair value and accounted for as interest.

8.     Commitments and Contingencies

Litigation

On November 3, 2023, a securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by the Company related to the Company’s BLA during the period from August 3, 2021 through August 29, 2023. The complaint alleges, among other things, that the Company violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010/LYTENAVA as a treatment for wet AMD and that the Company and/or their manufacturing partner had deficient CMC controls for ONS-5010/LYTENAVA, which remained unresolved at the time the Company’s BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve the Company’s BLA, and that the Company’s stock price dropped when such information was disclosed. The plaintiffs in the class action seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On December 23, 2025, the court dismissed the plaintiffs’ second amended complaint in part with prejudice and in part with leave to amend. The deadline for the plaintiffs to file a third amended complaint is February 27, 2026.

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

Purchase Commitments

As of December 31, 2025, the Company had outstanding contractual commitments of approximately $955,050, primarily related to fill-finish manufacturing services for ONS-5010/LYTENAVA to be performed by its contract manufacturers.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Leases

Corporate office

In March 2021, the Company entered into a three-year term corporate office lease for its former corporate headquarters in Iselin, New Jersey that ended on April 30, 2024.

In March 2024, the Company entered into a five-year term corporate office lease for its new corporate headquarters in Iselin, New Jersey that commenced on May 1, 2024.

The components of lease cost for the three months ended December 31, 2025 and 2024 are as follows:

	Three months ended December 31,
	2025	2024
Lease cost:
Operating lease cost	19,080	19,080
Total lease cost	$19,080	$19,080

Amounts reported in the unaudited interim consolidated balance sheets for leases where the Company is the lessee are as follows:

	December 31, 2025	September 30, 2025
Operating leases:
Right-of-use asset	$212,413	$225,508
Operating lease liabilities	233,113	247,698
Weighted-average remaining lease term (years):
Operating leases	3.3	3.6
Weighted-average discount rate:
Operating leases	9.9%	9.9%

Other information related to leases for the three months ended December 31, 2025 and 2024 are as follows:

	Three months ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$19,484	$19,329

Future minimum lease payments under non-cancelable leases at December 31, 2025 are as follows for the years ending September 30:

Operating leases
2026 (remaining nine months)	$60,159
2027	81,817
2028	83,680
2029	49,447
Total undiscounted lease payments	275,103
Less: Imputed interest	41,990
Total lease obligations	$233,113

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

9.    Common Stock and Stockholders’ Equity

Preferred Stock

The number of authorized shares of preferred stock under the Company’s Certificate of Incorporation is 10,000,000 shares.

Common stock

On March 11, 2025, following receipt of stockholder approval at the Company’s 2025 annual meeting of stockholders, the number of authorized shares of common stock under the Company’s Certificate of Incorporation increased from 60,000,000 shares to 260,000,000 shares.

BTIG, LLC At-the-Market Offering Agreement

On May 16, 2023, the Company entered into an At-the-Market Sales Agreement with BTIG as sales agent (as amended, the “ATM Agreement” or the “ATM Offering”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time through BTIG. The Company incurred financing costs of $353,688 in connection with the execution of the ATM Agreement, which were capitalized and are being reclassified to additional paid in capital on a pro rata basis when the Company sells common stock under the ATM Offering. As of December 31, 2025, the remaining balance under the ATM Agreement was $64,460,655 and $227,987 of unamortized deferred costs are included in other assets on the unaudited interim consolidated balance sheets.

Under the ATM Agreement, the Company pays BTIG a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the ATM Agreement. The offering of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms.

During the three months ended December 31, 2025, the Company sold 10,227,166 shares of common stock under the ATM Offering and generated $14,931,537 in net proceeds after payment of fees to BTIG and other issuance costs of $ $461,800. During the three months ended December 31, 2024, the Company sold 1,000,000 shares of common stock under the ATM Offering and generated $1,742,373 in net proceeds after payment of fees to BTIG and other issuance costs of $53,888.

Common stock warrants

As of December 31, 2025, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
January 28, 2026		12,576	$25.00
February 2, 2026		93,238	$25.00
November 23, 2026		104,999	$31.25
March 18, 2029	(i)	5,782,496	$7.70
April 15, 2029	(i)	1,071,429	$7.70
January 17, 2030		13,198,561	$2.26
May 27, 2030		15,271,428	$1.40
		35,534,727

(i)	The Private Placement Warrants were issued in connection with private placements that closed on March 18, 2024 and April 15, 2024 are exercisable only for cash, except in limited circumstances, at any time after the

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

During the three months ended December 31, 2025, warrants to purchase an aggregate of 25,787 shares of common stock with a weighted average exercise price of $21.00 expired. In addition, warrants to purchase an aggregate of 428,571 shares of common stock with an exercise price of $2.26 were exercised generating net proceeds of $907,341 after deducting expenses associated with such exercises.

10.  Stock-Based Compensation

2024 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provided for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. In August 2024, the Company’s stockholders approved the amendment and restatement of the 2015 Plan, at which time, the name of the 2015 Plan was updated to the Outlook Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2024 Plan is 7,293,901. As of December 31, 2025, there were 1,573,065 shares available for grant under the 2024 Plan.

Stock options and RSUs are granted under the Company’s 2024 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and RSU over its vesting period.

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Research and development	$97,818	$110,029
General and administrative	783,332	3,562,391
Total	$881,150	$3,672,420

Stock options

As of December 31, 2025, options to purchase common stock of the Company outstanding under the 2024 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at September 30, 2025	3,611,362	$11.36	7.9	$—
Granted	3,103,887	1.15
Expired	(74,368)	22.70
Balance at December 31, 2025	6,640,881	$6.46	8.7	$1,486,439
Vested and exercisable at December 31, 2025	2,721,153	$13.69	7.4	$61,687

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options.

The weighted average grant date fair value of the options awarded to employees for the three months ended December 31, 2025 and 2024 was $1.02 and $4.67 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended December 31,
	2025	2024
Risk-free interest rate	3.7%	3.5%
Expected term (years)	5.5	5.5
Expected volatility	132.0%	134.0%
Expected dividend yield	—	—

As of December 31, 2025, there was $4,311,636 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 1.0 year.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

A summary of the activity under the performance share option plan as of December 31, 2025 and changes during the three months then ended are presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at September 30, 2025	125,500	$12.92	7.6	$—
Forfeited	(90,500)	6.78
Expired	(5,000)	28.80
Balance at December 31, 2025	30,000	$28.80	6.0	$—
Vested and exercisable at December 31, 2025	30,000	$28.80	6.0	$—

The vesting of the performance-based stock options is conditional upon FDA approval of ONS-5010/LYTENAVA. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the three months ended December 31, 2025 as the performance conditions were not deemed probable of being met. The Company did not record any expense related to the performance-based stock options during the three months ended December 31, 2024. As of December 31, 2025, the Company assessed that the performance conditions related to the performance options granted were not probable of achievement. The assessment was based on the relevant facts and circumstances and therefore no compensation costs were recognized.

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

Outlook Therapeutics, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Revenues, net	$(1,207,833)	$—
Cost of revenues	29,626	—
Gross profit	(1,237,459)	—
Operating expenses:
Research and development expenses
ONS-5010/LYTENAVA development	2,594,912	8,725,849
Compensation and related benefits	614,534	569,127
Stock-based compensation	97,818	110,029
Other research and development	327,088	255,145
	3,634,352	9,660,150
Selling, general and administrative expenses
Professional fees	1,247,517	2,321,458
Compensation and related benefits	914,465	2,780,189
Stock-based compensation	783,332	3,562,391
Europe launch expenses	4,800,734	2,466,342
Facilities, fees and other related costs	866,093	816,322
	8,612,141	11,946,702

Segment loss from operations	(13,483,952)	(21,606,852)
Other segment items (i)	(9,574,183)	38,984,466
Segment loss before income taxes	$(23,058,135)	$17,377,614

Other segment items included in segment loss includes loss on equity method investment, interest income, interest expense, loss from change in fair value of promissory notes, warrant related expenses, warrant inducement expenses, and gain from change in fair value of warrant liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended September 30, 2025 and 2024 included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission, or SEC, on December 19, 2025.

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “seek,” “should,” “will,” “would,” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other forward-looking information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a material difference including, but not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 19, 2025, and elsewhere in this report. See “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are a biopharmaceutical company that has developed LYTENAVATM (bevacizumab gamma) as the first and only ophthalmic formulation of bevacizumab approved by the European Commission in the European Union, or EU, and the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, or UK, for use in adults for the treatment of wet age-related macular degeneration, or wet AMD. In June 2025, we launched directly into the initial markets of Germany and the UK and are planning for launches in other EU countries either directly or with a licensing partner. Additionally, we are attempting to receive approval for ONS-5010/LYTENAVA by the U.S. Food and Drug Administration, or FDA, for the use of ONS-5010/LYTENAVA as a treatment for wet AMD in the United States. If approved in the U.S., our goal is to also launch directly in the United States as the first and only approved ophthalmic bevacizumab for the treatment of wet AMD. In addition to Europe and the United States, we may seek approval to launch the product in other markets outside of Europe and the U.S. either directly or with licensing partners.

Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. Prior to the approval of ONS-5010/LYTENAVA in the EU and UK, bevacizumab had only been approved for use in the treatment of various forms of cancer and had not been optimized for use in the treatment of retina diseases. Because there previously were no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted standard biologic therapeutic applications and are not using the biosimilar drug regulatory pathway that would be required if bevacizumab were an approved drug for the targeted disease. Off-label repackaged bevacizumab is a frequently used first-line anti-VEGF treatment in Europe (approximately 2.8 million injections annually) and the United States (approximately 2.7 million injections annually) based on data compiled from various sources (Citeline (2023), Global Data (2023) and Market Scope (2022); ASRS 2024 Membership Survey; Market Scope 2024 US Retina Quarterly Updates; GlobalData: Age-Related Macular Degeneration: Global Drug Forecast and Market Analysis to 2028 (April 2020)). We believe ONS-5010/LYTENAVA has potential to mitigate risks associated with off-label use of unapproved bevacizumab. We believe there is significant opportunity in Europe with a total anti-VEGF retina market estimated to be approximately $3.6 billion, including approximately 1.52 million treated patients and approximately 8.3 million total anti-VEGF units (Global Data (2023); Market Scope (2022); IQVIA MIDAS data Q3 2023; Graefe's Archive for Clinical and Experimental Ophthalmology (2020) 258:503–511). We similarly see significant opportunity in the United States, with an estimated $8.5 billion total anti-VEGF retina market, where 55% of physician state off-label repackaged bevacizumab is the preferred first-line product. It is estimated that 34% of the total anti-VEGF market is off-label bevacizumab (new and maintenance therapy) (Citeline (2023); Global Data (2023); Market Scope (2022); ASRS 2024 Membership Survey; Market Scope 2024 US Retina Quarterly Updates; GlobalData: Age-Related Macular Degeneration: Global Drug Forecast and Market Analysis to 2028 (April 2020)). We estimate the global market for anti-VEGF retina to be approximately $16 billion (Citeline (2023), Global Data (2023) and Market Scope (2022)).

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

We agreed to conduct an additional adequate and well-controlled clinical trial following discussions with the FDA in support of our BLA for ONS-5010/LYTENAVA. In December 2023, we submitted a Special Protocol Assessment, or SPA, to the FDA for this study (NORSE EIGHT) seeking confirmation that, if successful, it would address the FDA’s requirement for a second adequate and well-controlled clinical trial to support our planned resubmission of the ONS-5010/LYTENAVA BLA. In January 2024, we received confirmation that the FDA had reviewed and agreed upon the NORSE EIGHT trial protocol pursuant to the SPA. In November 2024, we reported that ONS-5010/LYTENAVA did not meet the pre-specified non-inferiority endpoint at week 8 set forth in the SPA. Analysis of the complete week 12 data set for NORSE EIGHT provided additional evidence of improvement in vision and biological activity. We resubmitted the BLA for ONS-5010/LYTENAVA in February 2025. On August 27, 2025, we received a second CRL from the FDA. This CRL included only one deficiency, for a lack of substantial evidence of effectiveness. In the CRL, the FDA advised that, because ONS-5010 did not meet the primary efficacy endpoint in NORSE EIGHT, it was recommended that confirmatory evidence of efficacy be submitted to support the application for ONS-5010. Additionally, the FDA reiterated that NORSE TWO met its primary endpoint for effectiveness. Following a September 2025 Type A meeting with the FDA, we resubmitted the BLA in October 2025. On December 31, 2025, we reported that we had received a third CRL in which the FDA noted that the additional mechanistic and natural history data information provided in the BLA resubmission does not alter the previous review conclusion that while the one adequate and well-controlled study demonstrated efficacy, and the FDA has again recommended that confirmatory evidence of efficacy be submitted to support the application. However, the FDA did not indicate in the CRL what type of confirmatory evidence would be acceptable. On February 11, 2026, we reported that we have requested a Type A meeting with the FDA to discuss the CRL and potential regulatory pathways for ONS-5010.  If approved, we expect to receive 12 years of regulatory exclusivity in the United States.

Macroeconomic and Geopolitical Factors

Global uncertainty due to tariffs and global macroeconomic conditions may have a material adverse effect on our commercialization efforts. The global financial markets recently have experienced significant disruptions due to various macroeconomic factors, including, among other things, the impacts of fluctuations in inflation and interest rates, tariffs and trade tensions, and geopolitical instability and uncertainty. If these disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The United States may continue to announce tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions and tariffs affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we continue to expand our commercialization efforts, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects. We currently manufacture ONS-5010/LYTENAVA in the United States, which helps mitigate exposure to global tariff volatility. However, this concentration of manufacturing may adversely affect our pricing and competitiveness in the United Kingdom and European Union.

Going Concern

Through December 31, 2025, we have funded substantially all of our operations with $627.5 million in net proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the three months ended December 31, 2025 was $23.1 million. We also had a net income of $17.4 million for the three months ended December 31, 2024. We have not generated any significant revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of ONS-5010/LYTENAVA or any other product candidate we may develop.

On December 31, 2025, we did not meet the required $3.0 million Quarterly Debt Reduction Obligation, as defined below. The failure to make this required payment constituted a Major Trigger Event, as defined below, under the terms of the March 2025 Note, as defined below. Subsequent to December 31, 2025, Avondale converted $6.3 million of principal and accrued interest on the March 2025 Note into 13,510,620 shares of our common stock. This Major Trigger Event has not resulted in an Event of Default, as defined below.

Pursuant to the terms of the March 2025 Note, the occurrence of a Major Trigger Event resulted in (i) an automatic 10% increase to the outstanding balance, effective January 1, 2026, and (ii) an adjustment to the Conversion Price, as defined below. Following the adjustment, the Conversion Price is equal to the lesser of the fixed conversion price of $2.26 or 90% of the lowest closing bid price during the three trading days immediately preceding the delivery of a conversion notice, provided that the Conversion Price may not be reduced below the contractual floor price of $0.404. For additional information regarding the March 2025 Note, refer to Note 7 to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Subsequent to December 31, 2025, we sold 5,000,000 shares of common stock under the ATM Agreement (as defined below), generating $2.4 million in net proceeds after deducting fees paid to BTIG, LLC, or BTIG, and other issuance costs, which were assessed as immaterial. For additional information regarding the ATM Agreement with BTIG, refer to Note 9 to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of December 31, 2025, together with $2.4 million in net proceeds from the sale of shares of common stock under the ATM Agreement since December 31, 2025, are sufficient to fund our operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was enacted in the United States. The legislation includes significant corporate tax reforms, including the permanent reinstatement of the ability to deduct domestic research and development expenditures as incurred beginning in fiscal 2026, replacing the previous requirement to capitalize and amortize such expenditures over five years. The OBBBA also introduces modifications to the international tax framework, including changes to the foreign-derived intangible income, or FDII, regime. Under the legislation, FDII is renamed foreign-derived deduction-eligible income, or FDDEI, with the current FDDEI effective tax rate of 13% maintained through fiscal 2026, followed by a permanent adjustment to a 14% rate beginning in fiscal 2027 (compared to 16% under prior law). The legislation contains multiple effective dates, with certain provisions effective in 2025 and others becoming effective in subsequent years. The effects of OBBBA are not expected to have a material impact on our financial statements.

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

Results of Operations

Comparison of Three Months Ended December 31, 2025 and 2024

	Three months ended December 31,
	2025	2024	Change
Revenues, net	$(1,207,833)	$—	$(1,207,833)
Cost of revenues	29,626	—	29,626
Gross profit	(1,237,459)	—	(1,237,459)
Operating expenses:
Research and development	$3,634,352	$9,660,150	$(6,025,798)
Selling, general and administrative	8,612,141	11,946,702	(3,334,561)
Loss from operations	(13,483,952)	(21,606,852)	8,122,900

Loss on equity method investment	38,634	33,295	5,339
Interest income	—	(48,881)	48,881
Loss from change in fair value of promissory notes	6,743,736	1,304,000	5,439,736
Loss (gain) from change in fair value of warrant liability	2,791,813	(40,272,880)	43,064,693
Net (loss) income	$(23,058,135)	$17,377,614	$(40,435,749)

Revenues, net

During the three months ended December 31, 2025, net revenue was negative $1.2 million, compared to zero for the same period in the prior year. The negative revenue was primarily due to a $1.1 million increase in the returns reserve related to estimated product returns from our UK distributor due to lower-than-forecasted sell-through. We do not anticipate further adjustments for these batches in fiscal 2026. Returns reserves are reviewed quarterly and may be adjusted based on our ongoing assessment of business conditions and distributor-level sales forecasts. In addition, we recognized administrative fees assessed under contractual arrangements with our wholesalers during the three months ended December 31, 2025. When combined with the increase in the returns reserve, these fees contributed to the negative net revenue for the period.

Cost of revenues

Cost of revenues for the three months ended December 31, 2025 was immaterial. Prior to receiving regulatory approval for LYTENAVA for the treatment of wet AMD by the European Commission in the EU and the MHRA in the UK, inventory and related manufacturing costs were recognized as research and development expenses. Accordingly, the research and development expenses that would have been classified as cost of revenues for the current period were also immaterial.

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
ONS-5010/LYTENAVA development	$2,594,912	$8,725,849
Compensation and related benefits	614,534	569,127
Stock-based compensation	97,818	110,029
Other research and development	327,088	255,145
Total research and development expenses	$3,634,352	$9,660,150

Research and development expenses for the three months ended December 31, 2025 decreased by $6.0 million compared to the three months ended December 31, 2024. The decrease was primarily due to a decrease of $6.1 million in ONS-5010/LYTENAVA development expenses related to conducting the NORSE EIGHT clinical trial, which was initiated and began enrolling patients in January 2024 and completed enrollment in September 2024.

Selling, general and administrative expenses

The following table summarizes our selling, general and administrative expenses by type for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Professional fees	$1,247,517	$2,321,458
Compensation and related benefits	914,465	2,780,189
Stock-based compensation	783,332	3,562,391
Europe launch expenses	4,800,734	2,466,342
Facilities, fees and other related costs	866,093	816,322
Total selling, general and administrative expenses	$8,612,141	$11,946,702

Selling, general and administrative expenses for the three months ended December 31, 2025 decreased by $3.3 million when compared to the three months ended December 31, 2024. The decrease was primarily due to a $4.6 million combined decrease in cash and stock-based compensation, which was primarily related to severance costs from the departure of our former Chief Executive Officer and reductions in headcount in December 2024. In addition, professional fees declined by $1.1 million due to ongoing efforts to reduce expenditures unrelated to launch activities. These decreases were partially offset by a $2.3 million increase in launch expenses associated with LYTENAVA in Europe.

Interest income

During the three months ended December 31, 2025 and 2024 interest income was immaterial.

Loss from change in fair value of promissory notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory note. We record the promissory note at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations. The loss recognized during the three months ended December 31, 2025 was primarily driven by the favorable conversion feature triggered by the Major Trigger Event , as defined below, on December 31, 2025 and increased stock price volatility. The loss recognized in the comparative period was primarily due to a reduction in the remaining term of the instrument and increased volatility.

Loss (gain) from change in fair value of warrant liability

The loss recognized during the three months ended December 31, 2025 resulted from an increase in the price per share of common stock from March 31, 2025 to December 31, 2025. The gain recorded during the quarter ended December 31, 2024 was primarily due to the reduction in the price per share of common stock from September 30, 2024 to December 31, 2024.

Liquidity and Capital Resources

We have not generated any significant revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through December 31, 2025, we have funded substantially all of our operations with $627.5 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

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

During the three months ended December 31, 2025, we sold 10,227,166 shares of common stock under the ATM Offering and generated approximately $14.9 million in net proceeds after paying fees to BTIG and other issuance costs of $0.5 million.

Subsequent to December 31, 2025, we sold 5,000,000 shares of common stock under the ATM Agreement and generated $2.4 million in net proceeds after paying fees to BTIG and other issuance costs assessed as immaterial.

On December 22, 2022, we entered into a Securities Purchase Agreement and issued an unsecured convertible promissory note with a face amount of $31.8 million, or the December 2022 Note, to Streeterville Capital, LLC. On March 13, 2025, we used the proceeds from the March 2025 Note (as defined below) to pay off the December 2022 Note.

On March 13, 2025, we issued an unsecured convertible promissory note for $33.1 million, or the March 2025 Note, to Avondale Capital, LLC, or Avondale, pursuant to a Securities Purchase Agreement, or the Purchase Agreement, dated January 31, 2025. For a description of the Purchase Agreement and the March 2025 Note, see “Description of Indebtedness” below for additional detail.

During the three months ended December 31, 2025, Avondale converted $30,736 of accrued interest on the March 2025 Note into 13,600 shares of our common stock. On December 31, 2025, we did not meet the required $3.0 million Quarterly Debt Reduction Obligation, as defined below. The failure to make this required payment constituted a Major Trigger Event, as defined below, under the March 2025 Note. Subsequent to December 31, 2025, Avondale converted $6.3 million of principal and accrued interest on the March 2025 Note into 13,510,620 shares of the Company’s common stock. This Major Trigger Event has not resulted in an Event of Default.

Pursuant to the terms of the March 2025 Note, the occurrence of a Major Trigger Event resulted in (i) an automatic 10% increase to the outstanding balance, effective January 1, 2026, and (ii) an adjustment to the Conversion Price. Following the adjustment, the Conversion Price is equal to the lesser of the fixed conversion price of $2.26 or 90% of the lowest closing bid price during the three trading days immediately preceding the delivery of a conversion notice, provided that the Conversion Price may not be reduced below the contractual floor price of $0.404. Subsequent to December 31, 2025, Avondale converted $6.3 million of principal and accrued interest on the March 2025 Note into 13,510,620 shares of our common stock. For additional information regarding the March 2025 Note, refer to Note 7 to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of December 31, 2025, together with $2.4 million in net proceeds from the sale of shares of common stock under the ATM Agreement since December 31, 2025, are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Funding Requirements

We plan to focus in the near term on working with the FDA to discern a potential regulatory pathway for ONS-5010 and to prepare for the potential launch of ONS-5010/LYTENAVA, if approved, to support the generation of commercial revenues, in the U.S. We anticipate we will incur net losses and negative cash flow from operations for the foreseeable future. We may not be able to successfully commercialize ONS-5010/LYTENAVA if, among other things, the FDA does not approve our BLA when we expect, or at all, or if we are not able to secure sufficient funding of our expected post-launch commercial costs.

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

We do not believe that the existing cash and cash equivalents as of December 31, 2025, together with $2.4 million in net proceeds from the sale of shares of common stock under the ATM Agreement since December 31, 2025, are sufficient to fund our operations through one year from the date of this Quarterly Report on Form 10-Q. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three months ended December 31,
	2025	2024
Net cash used in operating activities	$(14,939,111)	$(10,967,335)
Net cash provided by financing activities	15,533,450	1,742,373
Net increase (decrease) in cash and cash equivalents	$594,339	$(9,224,962)

Operating Activities

During the three months ended December 31, 2025, we used $14.9 million of cash in operating activities resulting primarily from our net loss of $23.1 million. This use of cash was partially offset by $10.5 million of non-cash items such as stock-based compensation, loss from change in fair value of promissory notes, warrant inducement expenses, gain from change in fair value of warrant liability, loss on equity method investment and amortization expense. The net cash outflow of $2.4 million from changes in operating assets and liabilities was driven primarily by a $3.2 million decrease in accounts payable and accrued expenses due to payment timing, and a $0.4 million increase in prepaid expenses related to ONS‑5010/LYTENAVA development activities. These outflows were partially offset by a $1.4 million decrease in receivables resulting from collections and the impact of the higher product returns reserve.

During the three months ended December 31, 2024, we used $11.0 million of cash in operating activities resulting primarily from our net income of $17.4 million. This use of cash was partially offset by $35.2 million of non-cash items such as stock-based compensation, change in fair value of promissory notes, change in fair value of warrant liability, loss on equity method investment and depreciation and amortization expense. The net cash inflow of $6.9 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $4.4 million primarily due to timing of payments and a decrease in prepaid expenses of $5.6 million associated with ONS-5010/LYTENAVA development costs relating to clinical trial and drug development costs, partially offset by an increase in inventory of $3.1 million relating to commercial inventory manufactured during the period.

Financing Activities

During the three months ended December 31, 2025, net cash provided by financing activities was $15.5 million, driven primarily by $14.9 million in net proceeds from the sale of common stock under the ATM Offering and $1.0 million from the exercise of common stock warrants. These inflows were partially offset by $0.4 million of expenses related to common stock warrants exercised and recorded in fiscal 2025.

During the three months ended December 31, 2024, net cash provided by financing activities was $1.7 million, primarily attributable to net proceeds from the sale of common stock under our the ATM Offering.

Description of Indebtedness

On March 13, 2025, we issued the March 2025 Note for $33,100,000 to Avondale pursuant to the Purchase Agreement. Certain terms of the March 2025 Note were approved at our annual meeting of stockholders on March 11, 2025, and we used the proceeds from the March 2025 Note to pay off the December 2022 Note. On March 28, 2025, we filed a registration statement registering the resale of common stock issuable upon conversion of the March 2025 Note.

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

Effective March 28, 2025, or the Conversion Commencement Date, Avondale has the right to convert all or any portion of the outstanding balance under the March 2025 Note into shares of common stock, calculated by dividing the amount of the March 2025 Note being converted by the Conversion Price (as defined below). Furthermore, we retain the right to convert any portion of the outstanding balance under the March 2025 Note into shares of common stock at the Conversion Price, provided certain conditions are met at the time of conversion, including, but not limited to, the condition that the daily volume-weighted average price of our common stock on Nasdaq equals or exceeds $3.00 per share (subject to adjustments for stock splits and combinations) for a period of 30 consecutive trading days, and that the median daily dollar trading volume during the preceding 30 trading day period meets or exceeds $1,000,000. We reserve the right to make payments (i) in cash, (ii) in shares of common stock, calculated as the applicable payment amount divided by the

Conversion Price, or (iii) a combination of both cash and shares of common stock. Any cash payments made by us, including prepayments or payments made at maturity, will incur an additional fee of 7.5%.

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

In the event of specific occurrences outlined in the March 2025 Note, such as our failure to fulfill payment obligations, non-compliance with the Quarterly Debt Reduction Obligations, insolvency or bankruptcy events, breaches of covenants in the Purchase Agreement and the March 2025 Note, and unauthorized transactions without Avondale’s consent, collectively referred to as Trigger Events, Avondale reserves the right to increase the balance of the March 2025 Note by 10% in the case of a Major Trigger Event (as defined in the March 2025 Note) and by 5% for a Minor Trigger Event (as defined in the March 2025 Note). Should any Trigger Event persist without resolution for ten trading days following written notification from Avondale, this will constitute an event of default, such event, an Event of Default. Upon an Event of Default, Avondale may accelerate the March 2025 Note, resulting in all amounts becoming immediately due and payable, with interest accruing at a rate of 22% per annum until full payment is made.

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

On December 31, 2025, we did not meet the required $3.0 million Quarterly Debt Reduction Obligation. The failure to make this required payment constituted a Major Trigger Event under the terms of the March 2025 Note. Subsequent to December 31, 2025, Avondale converted $6.3 million of principal and accrued interest on the March 2025 Note into 13,510,620 shares of our common stock. This Major Trigger Event has not resulted in an Event of Default.

Pursuant to the terms of the March 2025 Note, the occurrence of a Major Trigger Event resulted in (i) an automatic 10% increase to the outstanding balance, effective January 1, 2026, and (ii) an adjustment to the Conversion Price. Following the adjustment, the Conversion Price is equal to the lesser of the fixed conversion price of $2.26 or 90% of the lowest closing bid price during the three trading days immediately preceding the delivery of a conversion notice, provided that the Conversion Price may not be reduced below the contractual floor price of $0.404.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 19, 2025, have not materially changed.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended December 31, 2025.

Part II. Other Information

Item 1. Legal Proceedings

On November 3, 2023, a securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Exchange Act in connection with allegedly false and misleading statements made by us related to our BLA during the period from August 3, 2021 through August 29, 2023. The complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting ONS-5010/LYTENAVA as a treatment for wet AMD and that we and/or our manufacturing partner had deficient CMC controls for ONS-5010/LYTENAVA, which remained unresolved at the time our BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve our BLA, and that our stock price dropped when such information was disclosed. The plaintiffs in the class action seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On December 23, 2025, the court dismissed the plaintiffs’ second amended complaint in part with prejudice and in part with leave to amend. The deadline for the plaintiffs to file a third amended complaint is February 27, 2026.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended September 30, 2025 filed with the SEC on December 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

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

OUTLOOK THERAPEUTICS, INC.

Date: February 17, 2026	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer (Principal Financial and Accounting Officer)