Form 10-Q
period 2026-06-30
Outlook Therapeutics, Inc.
filed 2026-08-18
CIK 1649989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of August 14, 2026 was 243,447,554.

Outlook Therapeutics, Inc.

In this report, unless otherwise stated or as the context otherwise requires, references to “Outlook Therapeutics,” “Outlook,” “the Company,” “we,” “us,” “our” and similar references refer to Outlook Therapeutics, Inc. and its consolidated subsidiaries. The Outlook logo, LYTENAVATM (bevacizumab-vikg, bevacizumab gamma) and other trademarks or service marks of Outlook Therapeutics, Inc. appearing in this report are the property of Outlook Therapeutics, Inc. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

References to ONS-5010 and/or LYTENAVA refer to an ophthalmic formulation of bevacizumab for use in retinal indications which is approved for marketing in Germany and in the United States, European Union and United Kingdom.

Our Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, evaluating relevant patents, establishing defensive positions, monitoring European Union, or EU, oppositions and pending intellectual property rights, preparing litigation strategies in view of the U.S. legislative framework and filing United States and international patent applications on technologies, inventions and improvements that are important to our business. As of June 30, 2026, we own three U.S. patents, and twenty-two foreign patents, which relate to formulations developed for our legacy biosimilar program ONS-3010 and ONS-5010/ONS-1045, methods of antibody purification, methods for purifying antibodies to separate isoforms, methods of use, methods of reducing high molecular weight species, and modulating afucosylated species as well as efficiently determining the amino acid sequence of antibodies. Our Patent Cooperation Treaty, or PCT, Application No. PCT/US2017/016040, was filed in 2017. A U.S. patent in this family is granted and expected to expire no earlier than 2037. Our PCT Application No. PCT/US2017/012349, was filed in 2017. Patents are granted in Australia and Japan and expected to expire no earlier than 2037. Our Application No. PCT/US2016/068847 was filed in 2016. Patents in this family are granted in Germany, France, United Kingdom, India, and Japan, and expected to expire no earlier than 2036. Our PCT Application No. PCT/US2016/014252 was filed in 2016. Patents in this family are granted in Germany, France, United Kingdom, and the U.S., and expected to expire no earlier than 2036. Our PCT Application No. PCT/US2017/016549 was filed in 2017. A patent in this family is granted in Japan, and expected to expire no earlier than 2037. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on, August 12, 2026 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report, including, among other things, risks associated with:

●	our ability to fund our working capital requirements, the sufficiency of our current cash resources and our need for additional funding;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our ability to successfully commercialize and generate revenues from the sale of LYTENAVA™ (bevacizumab-vikg, bevacizumab gamma), including our commercialization strategy, our ability to build a marketing and sales organization, and manufacturing capabilities for LYTENAVA;
●	the implementation of our business model and strategic plans for our business, LYTENAVA and any future product candidates;
●	our ability to compete in the markets we serve;
●	the rate and degree of market acceptance of our current and future product candidates
●	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our expectations regarding the potential market size and the size of the patient populations for LYTENAVA and any other product candidates, if approved, for commercial use;
●	our reliance on contract manufacturing providers, distributors, device suppliers, testing laboratories, clinical research service providers, medical affairs, regulatory, and safety support providers, legal service providers, and other vendors or suppliers;
●	our ability to successfully source components of LYTENAVA and enter into supplier contracts;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our ability to obtain and maintain regulatory approval for LYTENAVA in the US, EU, UK and other markets;
●	the initiation and success of our future research and development programs; and
●	other factors that may impact our financial results.

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

ii

1PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Outlook Therapeutics, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2026	September 30, 2025

Assets
Current assets:
Cash and cash equivalents	$11,242,068	$8,083,085
Accounts receivable	1,644,291	1,490,931
Inventory	5,043,530	3,338,404
Prepaid expenses and other current assets	5,238,312	4,476,549
Total current assets	23,168,201	17,388,969

Operating lease right-of-use assets, net	185,183	225,508
Equity method investment	2,527,418	552,183
Other assets	304,048	417,523
Total assets	$26,184,850	$18,584,183

Liabilities and stockholders’ deficit

Current liabilities:
Current portion of unsecured convertible promissory note	$—	$29,947,000
Current portion of unsecured promissory note	18,227,000	—
Current portion of operating lease liabilities	64,016	58,897
Accounts payable	6,807,296	10,192,388
Accrued expenses	3,278,739	5,314,320
Income taxes payable	302,000	302,000
Total current liabilities	28,679,051	45,814,605

Operating lease liabilities	140,128	188,801
Warrant liability	7,758,238	4,768,438
Total liabilities	36,577,417	50,771,844

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 260,000,000 shares authorized; 187,096,998 and 53,887,233 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	1,870,971	538,873
Additional paid-in capital	641,276,712	572,983,229
Accumulated deficit	(653,540,250)	(605,709,763)
Total stockholders' deficit	(10,392,567)	(32,187,661)
Total liabilities and stockholders' deficit	$26,184,850	$18,584,183

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025

Revenues, net	$8,700	$1,505,322	$(1,071,694)	$1,505,322
Cost of revenues	16,965	439,815	195,918	439,815
Gross profit	(8,265)	1,065,507	(1,267,612)	1,065,507
Operating expenses:
Research and development	3,251,099	7,134,706	11,385,971	21,201,875
Selling, general and administrative	7,550,845	9,679,481	25,667,565	29,610,692
Loss from operations	(10,810,209)	(15,748,680)	(38,321,148)	(49,747,060)
Loss on equity method investment	41,013	30,884	124,765	100,588
Interest (income) expense, net	(7)	49,351	(10)	18,972
Loss from change in fair value of promissory notes	1,103,000	2,323,977	5,351,336	5,739,005
Warrant inducement expenses	—	—	—	33,856,814
(Gain) loss from change in fair value of warrant liability	7,036,009	1,999,610	2,989,800	(40,333,145)
(Gain) loss on extinguishment of debt	1,329,048	—	1,043,448	—
Net loss before income taxes	(20,319,272)	(20,152,502)	(47,830,487)	(49,129,294)
Income tax expense	—	—	—	2,800
Net loss	$(20,319,272)	$(20,152,502)	$(47,830,487)	$(49,132,094)

Per share information:
Loss per share of common stock, basic and diluted	$(0.15)	$(0.55)	$(0.51)	$(1.60)
Weighted average shares outstanding, basic and diluted	136,743,333	36,956,582	93,232,060	30,663,988

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Stockholders' Deficit
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2025	53,887,233	$538,873	$572,983,229	$(605,709,763)	$(32,187,661)
Issuance of common stock in connection with exercise of warrants	428,571	4,286	903,055	—	907,341
Sale of common stock, net of issuance costs	10,227,166	102,271	14,774,833	—	14,877,104
Issuance of common stock in connection with conversion of convertible promissory note	13,600	136	30,600	—	30,736
Stock-based compensation expense	—	—	881,150	—	881,150
Net loss	—	—	—	(23,058,135)	(23,058,135)
Balance at December 31, 2025	64,556,570	645,566	589,572,867	(628,767,898)	(38,549,465)
Sale of common stock and warrants, net of issuance costs	25,000,000	250,000	6,090,292		6,340,292
Issuance of common stock in connection with conversion of convertible promissory note	15,057,649	150,577	6,759,423	—	6,910,000
Stock-based compensation expense	—	—	757,483	—	757,483
Net loss	—	—	—	(4,453,081)	(4,453,081)
Balance at March 31, 2026	104,614,219	$1,046,143	$603,180,065	$(633,220,979)	$(28,994,771)
Sale of common stock and warrants and issuance of common stock in connection with exercise of warrants, net of issuance costs	58,149,573	581,496	26,374,261	—	26,955,756
Issuance of common stock in connection with conversion of convertible promissory note	24,333,206	243,332	10,930,716	—	11,174,048
Stock-based compensation expense	—	—	791,671	—	791,671
Net loss	—	—	—	(20,319,272)	(20,319,272)
Balance at June 30, 2026	187,096,998	1,870,971	641,276,712	(653,540,250)	(10,392,567)

	Stockholders' Deficit
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2024	23,905,635	$239,057	$469,969,333	$(543,284,900)	$(73,076,510)
Sale of common stock, net of issuance costs	1,000,000	10,000	1,726,042	—	1,736,042
Stock-based compensation expense	—	—	3,672,420	—	3,672,420
Net income	—	—	—	17,377,614	17,377,614
Balance at December 31, 2024	24,905,635	249,057	475,367,795	(525,907,286)	(50,290,434)
Issuance of common stock and common stock warrants in connection with exercise of common stock warrants	7,074,637	70,746	60,980,296	—	61,051,042
Sale of common stock, net of issuance costs	926,742	9,268	1,401,947	—	1,411,215
Stock-based compensation expense	—	—	1,722,778	—	1,722,778
Net loss	—	—	—	(46,357,206)	(46,357,206)
Balance at March 31, 2025	32,907,014	$329,071	$539,472,816	$(572,264,492)	$(32,462,605)
Issuance of common stock in connection with conversion of convertible promissory note	11,061	111	24,889	—	25,000
Sale of common stock, net of issuance costs	10,560,976	105,609	13,612,639	—	13,718,248
Stock-based compensation expense	—	—	1,682,134	—	1,682,134
Net loss	—	—	—	(20,152,502)	(20,152,502)
Balance at June 30, 2025	43,479,051	$434,791	$554,792,478	$(592,416,994)	$(37,189,725)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Outlook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net Loss	$(47,830,487)	$(49,132,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	74,282	87,315
Stock-based compensation	2,430,304	7,077,332
Loss (Gain) from change in fair value of promissory notes	5,351,336	5,739,005
Loss (Gain) on extinguishment of debt	1,043,448	—
Warrant inducement expenses	—	33,856,814
Loss (Gain) from change in fair value of warrant liability	2,989,800	(40,333,145)
Loss (Gain) on equity method investment	124,765	100,588
Changes in operating assets and liabilities:
Accounts receivable	(153,360)	(1,751,422)
Inventory	(1,705,126)	(4,126,716)
Prepaid expenses and other current assets	(761,763)	6,171,166
Other assets	—	(95,246)
Operating lease liabilities	(43,554)	(37,124)
Accounts payable	(3,628,409)	1,635,794
Accrued expenses	(1,668,924)	1,355,493
Net cash used in operating activities	(43,777,688)	(39,452,240)

INVESTING ACTIVITIES
Investment in joint venture	(2,100,000)	—
Net cash used in investing activities	(2,100,000)	—
FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants to purchase common stock	47,026,535	17,759,434
Payment of issuance costs	(1,930,539)	(448,045)
Proceeds from exercise of common stock warrants	4,918,285	16,831,132
Proceeds from debt	—	33,100,000
Repayment of debt	—	(33,817,005)
Payment of financing costs	(977,610)	—
Net cash provided by financing activities	49,036,671	33,425,516
Net increase (decrease) in cash and cash equivalents	3,158,983	(6,026,724)
Cash and cash equivalents at beginning of period	8,083,085	14,927,538
Cash and cash equivalents at end of period	$11,242,068	$8,900,814

Supplemental schedule of non-cash financing activities:
Convertible promissory note converted into common stock	$18,114,784	$25,000
Fair value of common stock warrants exercised reclassified from warrant liability to equity	$—	$13,262,801
Common stock issuance costs in accounts payable and accrued expenses	$243,317	$—
Common stock and warrant issuance costs in accounts payable and accrued expenses	$—	$1,378,327
Reclassification of deferred offering costs against ATM proceeds	$322,835	$19,205

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

1.     Organization and Description of Business

Outlook Therapeutics, Inc. (“Outlook” or the “Company”) was incorporated in New Jersey on January 5, 2010, started operations in July 2011, reincorporated in Delaware by merging with and into a Delaware corporation in October 2015 and changed its name to “Outlook Therapeutics, Inc.” in November 2018. The Company is a biopharmaceutical company focused on developing and commercializing LYTENAVATM, an ophthalmic formulation of bevacizumab for use in retinal indications. The Company is based in Iselin, New Jersey.

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

In the fourth quarter of calendar 2023, the Company agreed to conduct an additional adequate and well-controlled clinical trial to support its Biologics License Application (“BLA”) for LYTENAVA. The Company submitted a Special Protocol Assessment (“SPA”) for the NORSE EIGHT study in December 2023, and in January 2024 the U.S. Food and Drug Administration (the “FDA”) agreed that the protocol, if successful, would satisfy the requirement for a second adequate and well-controlled trial. The Company also identified approaches to address the Chemistry, Manufacturing, and Controls (“CMC”) comments in the Complete Response Letter (“CRL”). In November 2024, the Company announced that NORSE EIGHT did not meet the pre-specified non-inferiority endpoint; however, results demonstrated improvements in vision, evidence of biologic activity, and a favorable safety profile, which were further supported by the full week 12 data set. The Company resubmitted the BLA in February 2025. On August 27, 2025, the FDA issued a second CRL citing a single deficiency related to substantial evidence of effectiveness and recommended submission of confirmatory efficacy data, while reaffirming that the NORSE TWO trial met its primary endpoint. Following a Type A meeting in September 2025, the Company resubmitted the BLA on November 3, 2025, and received a third CRL on December 31, 2025.

Following receipt of the CRL in December 2025, the Company engaged with the FDA on multiple occasions, including a formal Type A meeting held on March 2, 2026, which led to the submission of a formal dispute resolution meeting request. In April 2026, the meeting with the deciding official was conducted as part of the Company’s ongoing efforts to align with the FDA regarding the regulatory pathway for LYTENAVA™ (bevacizumab-vikg). The meeting also served as a follow-up to the Company’s March 2026 Type A meeting with the Division of Ophthalmology and the Office of Specialty Medicine regarding the December 31, 2025 CRL for the Biologics License Application (“BLA”) for LYTENAVA™ for the treatment of neovascular age-related macular degeneration.  On July 24, 2026 the Company announced FDA approval of LYTENAVATM   as the only FDA-approved ophthalmic Bevacizumab for the treatment of Wet AMD.

2.    Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has an accumulated deficit of $653,540,250 as of June 30, 2026. As of June 30, 2026, the Company had a working capital deficit.  Additionally, the Company had $20,311,749 of principal, accrued interest, and exit fees outstanding under an unsecured promissory note issued to Atlas Sciences LLC (“Atlas”) in March 2026 (the “March 2026 Note”), which matures on June 16, 2027. See Note 7 for additional information regarding the March 2026 Note.

As a result of the above factors, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management does not believe that the existing cash and cash equivalents as of June 30, 2026 are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, additional financing will be needed by the Company to fund its operations in the future, fully commercialize LYTENAVA and to develop any other product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations, including but not limited to, proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, sale of the development and commercial rights to the Company’s drug product candidates in regions outside of the U.S., the issuance of additional debt, the issuance of equity securities, including accessing capital through at-the-market offerings (refer to Note 9 for further details), and revenues from product sales. There can be no assurance that any of these future funding efforts will be successful.

The Company’s future operations are highly dependent on a combination of factors, including: (i) the timely and successful completion of additional financing discussed above; (ii) the Company’s ability to successfully commercialize -LYTENAVA, including executing marketing arrangements or completing revenue-generating partnerships with other companies; (iii) the success of its research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (v) regulatory approval and market acceptance of the Company’s proposed future products.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2026 and its results of operations for the three and nine months ended June 30, 2026 and 2025, cash flows for the nine months ended June 30, 2026 and 2025, and stockholders’ deficit for the three and nine months ended June 30, 2026 and 2025. Operating results for the nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2026. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended September 30, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 19, 2025.

Accounts Receivable

As of June 30, 2026, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected.

Inventory

The Company values inventory at the lower of cost or net realizable value, computed on a weighted average basis. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company has not recognized a provision for obsolete and excess inventory as of June 30, 2026.

Upon the initiation of production for the first commercial batches of drug product in October 2024, the Company began capitalizing the purchases of saleable inventory of the product from suppliers. The Company expenses prelaunch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where the Company also expects the future economic benefit from the sales of the product candidate to be realized. There were no costs related to prelaunch inventory included in inventory as of June 30, 2026 and September 30, 2025. As of June 30, 2026 and September 30, 2025, inventory consisted of the following:

	June 30, 2026	September 30, 2025
Raw materials	$2,344,459	$2,350,239
Work-in-process	2,514,132	958,539
Finished goods	184,939	29,626
Total	$5,043,530	$3,338,404

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

During the nine months ended June 30, 2026, the Company decreased its returns reserve by $1.1 million. This net decrease includes a $1.2 million increase in return reserves related to sales in the UK and Germany, offset by a $2.4 million reversal of reserves associated with product that became unsellable due to minimum shelf-life constraints, resulting in a corresponding write-off of accounts receivable. Returns reserves are reviewed on a quarterly basis and may be adjusted based on ongoing assessments of business conditions and distributor-level sales forecasts. Additionally, during the nine months ended June 30, 2026, the Company recognized administrative fees under contractual arrangements with its wholesalers.

Cost of revenues

Cost of revenues consists primarily of the cost of inventory sold, which includes direct manufacturing, production and packaging materials for LYTENAVA (bevacizumab gamma) sales. Prior to receiving authorization to sell LYTENAVA (bevacizumab gamma) in Europe, the Company expensed costs associated with manufacturing of LYTENAVA (bevacizumab gamma) as a component of research and development expense. The cost of previously expensed inventory that would have been recognized in cost of revenue for the three and nine months ended June 30, 2026 were immaterial.

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

The following table sets forth the computation of basic loss per share and diluted loss per share:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(20,319,272)	$(20,152,502)	$(47,830,487)	$(49,132,094)
Denominator:
Weighted average shares outstanding, basic	136,743,333	36,956,582	93,232,060	30,663,988
Basic net loss per share	$(0.15)	$(0.55)	$(0.51)	$(1.60)
Diluted net loss per share	$(0.15)	$(0.55)	$(0.51)	$(1.60)

The following potentially dilutive securities (in common stock equivalents) have been excluded from the computation of diluted weighted-average shares outstanding for the three and nine months ended June 30, 2026 and 2025, as they would be antidilutive:

		Three months ended June 30,				Nine months ended June 30,
	2026		2025			2026	2025
Performance-based stock options		30,000		190,000		30,000		190,000
Stock options		6,203,902		2,822,893		6,203,902		2,822,893
Common stock warrants		40,353,913		39,811,227		40,353,913		39,811,227
Convertible debt	(i)	—	(ii)	14,702,063	(i)	—	(ii)	14,702,063

(i)	The balance of the March 2025 Note (as defined in Note 7) underlying these potentially dilutive securities was fully converted during May 2026 as discussed in more detail in Note 7.

(ii)	In this period, the potentially dilutive securities related to the March 2025 Note were calculated based on a fixed conversion price of $2.26, which was subject to change as set forth in the March 2025 Note.

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis:

	June 30, 2026
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured promissory note (measured at fair value)	$—	$—	$18,227,000
Warrant liability	—	—	7,758,238
Total	$—	$—	$25,985,238

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Unsecured convertible promissory note (measured at fair value)	$—	$—	$29,947,000
Warrant liability	—	—	4,768,438
Total	$—	$—	$34,715,438

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability, and, unsecured convertible and non-convertible promissory notes for the nine months ended June 30, 2026:

	Unsecured	Unsecured Convertible
	Promissory Note	Promissory Note	Warrants
Balance at September 30, 2025	$—	$29,947,000	$4,768,438
Issuance of promissory notes	17,000,000	—	—
Principal and accrued interest converted to common stock	—	(18,114,784)	—
Loss from change in fair value	1,227,000	4,124,336	2,989,800
Repayment	—	(17,000,000)	—
Loss on extinguishment of debt	—	1,043,448	—
Balance at June 30, 2026	$18,227,000	$—	$7,758,238

The $4.1 million loss from the change in fair value shown in the table above includes an increase of $3.0 million on the March 2025 Note as a result of a Major Trigger Event (defined in the March 2025 Note) during the 9 months ended June 30, 2026.

Unsecured convertible promissory note

As further described in Note 7, the Company elected the fair value option to account for the unsecured convertible promissory notes. Prior to the conversion of the remaining outstanding principal and accrued interest into shares of the Company’s common stock in May 2026, the fair value was estimated using a binomial lattice model, which evaluates the payouts under hold, convert or call decisions. Significant estimates in the binomial lattice model include the Company’s stock price, volatility, risk-free rate of return, and credit-adjusted discount rate.

Immediately prior to the conversion of the remaining outstanding principal and accrued interest into shares of the Company’s common stock in May 2026, the notes were remeasured at fair value based on the closing price of the Company’s common stock on the applicable conversion dates.

The fair values of the unsecured convertible promissory notes were estimated using a binomial lattice model with the following assumptions at September 30, 2025:

September 30, 2025
Term (years)	0.8
Volatility	118.0%
Risk-free rate	3.8%
Dividend yield	—%
Credit-adjusted discount rate	18.8%
Stock price	$1.06

In May 2026, the remaining outstanding principal and accrued interest under the unsecured convertible promissory notes were converted into shares of the Company’s common stock. Immediately prior to each conversion, the notes were remeasured at fair value based on the number of shares issued upon conversion and the quoted closing price of the Company’s common stock on the applicable conversion date. The closing prices used to determine fair value were $0.40 per share on May 26, 2026 and $0.59 per share on May 27, 2026. Accordingly, the binomial lattice model was not used to estimate the fair value of the notes on the conversion dates. Following the conversions, no amounts remained outstanding under the unsecured convertible promissory notes.

March 2026 Note

As further described in Note 7, the Company elected the fair value option to account for the March 2026 Note. The fair value is estimated using a discounted cash flow model which estimates the fair value of the instrument based on the present value of expected future cash flows, using assumptions that reflect the instrument’s terms and risk characteristics.

Significant estimates in the discounted cash flow model include the term, final redemption value and discount rate.

June 30, 2026
Term (years)	0.96
Credit spread	24.1%
Final redemption value	$122.2

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

The above warrant liabilities are revalued each reporting period with the change in fair values recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair values of the warrant liabilities are estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	June 30, 2026	September 30, 2025
Risk-free interest rate	4.15%	3.64%
Remaining contractual term of warrants (years)	2.8	3.5
Expected volatility	170.1%	148.6%
Annual dividend yield	—%	—%
Stock price	$1.59	$1.06

5. Equity Method Investment

In connection with the execution of a stock purchase agreement with Syntone Ventures, LLC (“Syntone”), the United States-based affiliate of Syntone Technologies Group Co. Ltd. (“Syntone PRC”) on May 22, 2020, the Company and Syntone PRC entered into a joint venture agreement pursuant to which they agreed to form a People’s Republic of China (“PRC”) joint venture, Beijing Syntone Biopharma Ltd. (“Syntone JV”), that is 80% owned by Syntone PRC and 20% owned by the Company. As the Company can exert significant influence over, but does not control, Syntone JV’s operations through voting rights or representation on Syntone JV’s board of directors, the Company accounts for this investment using the equity method of accounting. Upon formation of Syntone JV in April 2021, the Company entered into a royalty-free license with Syntone JV for the development, commercialization and manufacture of LYTENAVA in the greater China market, which includes Hong Kong, Taiwan and Macau.

The Company made the initial investment of $900,000 in June 2020 and an additional capital contribution of approximately $2.1 million in June 2026, consistent with the development plan contemplated in the license agreement. Following the June 2026 contribution, the Company’s total capital contributions to Syntone JV were approximately $3.0 million, and no further capital contribution commitments remained outstanding under the development plan. The Company’s maximum exposure to a loss as a result of the Company’s involvement in Syntone JV is limited to the initial investment and its aggregate capital contributions of approximately $3,000,000.

6.     Accrued Expenses

Accrued expenses consist of:

	June 30, 2026		September 30, 2025
Compensation	$812,537		$1,437,049
Severance and related costs	243,144	(i)	1,590,835
Professional fees	184,381		195,623
Research and development	159,462		1,188,212
Accrued rebates	1,659,057		317,754
Other accrued expenses	220,158		584,847
	$3,278,739		$5,314,320

(i)	In September 2025, the Company implemented workforce reductions to conserve capital. Both the Company’s Chief Executive Officer and Chief Commercial Officer departed from the Company during the fiscal year ended September 30, 2025, and their departures each constituted terminations without cause. Accordingly, each was entitled to 12 months of base salary, a lump sum of 100% of their target bonus for the year, employee benefits for up to 12 months, full vesting of 50% of their unvested equity awards, and reimbursement of expenses owed up to their termination dates. At a minimum, all employees affected by the workforce reduction were eligible to receive severance payments and paid COBRA premiums for a specified time period post-termination, subject to execution of a general release of claims against the Company.

7.    Debt

Debt consists of:

	June 30, 2026	September 30, 2025
Unsecured convertible promissory note (measured at fair value)	$—	$29,440,000
Less: current portion	—	(29,440,000)
Unsecured promissory note (measured at fair value)	18,227,000	—
Less: current portion	(18,227,000)	—
Long-term debt	$—	$—

March 2025 Note

On March 13, 2025, the Company issued the March 2025 Note for $33,100,000 to Avondale pursuant to a Securities Purchase Agreement (“Purchase Agreement”) dated January 31, 2025. Certain terms of the March 2025 Note were approved at the Company’s annual meeting of stockholders on March 11, 2025. The net proceeds from the March 2025 Note were used to repay the Company’s unsecured convertible promissory note issued on December 22, 2022 (the “December 2022 Note”).

The March 2025 Note bore interest at the prime rate plus 3% (subject to a floor of 9.5%), was originally scheduled to  mature on July 1, 2026, but was amended on March 16, 2026 to extend the maturity to December 31, 2026, and was convertible into common stock. On March 16, 2026, the Company repaid $17,000,000 of outstanding principal and accrued interest under the March 2025 Note using proceeds from the issuance of the March 2026 Note. The Company accounted for this pay down as a partial extinguishment under ASC 470. As a result, the Company recognized a $285,600 gain on partial extinguishment in the unaudited condensed consolidated statement of operations during the three and nine months ended June 30, 2026.   During the nine months ended June 30, 2026, Avondale converted $16,771,352 of outstanding principal and accrued interest on the March 2025 Note into 39,404,455 shares of the Company’s common stock, fully extinguishing the March 2025 Note.  As a result, the Company recognized a $1,329,048 and $1,043,448 loss on extinguishment in the unaudited condensed consolidated statement of operations during the three and nine months ended June 30, 2026, respectively.

The Company elected to account for the March 2025 Note at fair value (Note 4) and was not required to bifurcate the conversion option as a derivative and as a result the debt issuance costs were expensed upon election to fair value and accounted for as interest.

March 2026 Note

On March 16, 2026, the Company entered into a note purchase agreement with Atlas, pursuant to which the Company issued the March 2026 Note, an unsecured promissory note with an original principal balance of $18,360,000 at an original issue discount of $1,360,000, resulting in gross proceeds of $17,000,000. The proceeds were used solely to partially repay $17,000,000 of outstanding principal and accrued interest under the Company’s March 2025 Note.

The March 2026 Note bears interest at the prime rate, as published in The Wall Street Journal, plus 3%, subject to a minimum rate of 9.5%, and matures 15 months from issuance. Interest is calculated on the basis of a 360‑day year and is compounded daily. Beginning on the six‑month anniversary of issuance, Atlas has the right to redeem up to $3,000,000 of the outstanding balance under the March 2026 Note  per calendar quarter. All cash payments made by the Company under the March 2026 Note, including prepayments, redemptions, or repayment at maturity, are subject to a 7.5% exit fee.

The March 2026 Note is unsecured and contains customary representations and warranties, affirmative and negative covenants, and provisions governing Trigger Events, events of default, and remedies. Trigger Events include, among other things, failure to make payments when due, insolvency or bankruptcy‑related events, the occurrence of certain fundamental transactions without Atlas’ consent, covenant breaches, and material misrepresentations. Upon the occurrence of certain Trigger Events, Atlas has the right to increase the outstanding balance of the March 2026 Note, subject to contractual limitations, and if a Trigger Event is not cured within specified time periods, it may result in an event of default. Upon an event of default, Atlas has the right to accelerate the outstanding balance, apply default interest of up to 22% per annum, and pursue available remedies.

The Company elected to account for the March 2026 Note at fair value (Note 4). Debt issuance costs were written off upon election of the fair value option and recognized as interest expense. The maturity date of the March 2026 Note is June 16, 2027, as such the entire June 30, 2026 balance is classified in current liabilities.

8.     Commitments and Contingencies

Litigation

On November 3, 2023, a securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by the Company related to the Company’s BLA during the period from August 3, 2021 through August 29, 2023. The complaint alleges, among other things, that the Company violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting LYTENAVA as a treatment for wet AMD and that the Company and/or their manufacturing partner had deficient CMC controls for LYTENAVA, which remained unresolved at the time the Company’s BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve the Company’s BLA, and that the Company’s stock price dropped when such information was disclosed. The plaintiffs in the class action seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On December 23, 2025, the court dismissed the plaintiffs’ second amended complaint in part with prejudice and in part with leave to amend. The plaintiffs filed a third amended complaint in February 2026 and a revised third amended complaint in April 2026.

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

Purchase Commitments

As of June 30, 2026, the Company had outstanding contractual commitments of approximately $0.9 million, primarily related to fill-finish manufacturing services for LYTENAVA to be performed by its contract manufacturers.

Leases

Corporate office

In March 2021, the Company entered into a three-year term corporate office lease for its former corporate headquarters in Iselin, New Jersey that ended on April 30, 2024.

In March 2024, the Company entered into a five-year term corporate office lease for its new corporate headquarters in Iselin, New Jersey that commenced on May 1, 2024.

The components of lease cost for the three and nine months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Lease cost:
Operating lease cost	19,080	19,080	57,241	57,241
Total lease cost	$19,080	$19,080	$57,241	$57,241

Amounts reported in the unaudited interim consolidated balance sheets for leases where the Company is the lessee are as follows:

	June 30, 2026	September 30, 2025
Operating leases:
Right-of-use asset	$185,183	$225,508
Operating lease liabilities	204,144	247,698
Weighted-average remaining lease term (years):
Operating leases	2.8	3.8
Weighted-average discount rate:
Operating leases	9.9%	9.9%

Other information related to leases for the nine months ended June 30, 2026 and 2025 are as follows:

	Nine months ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$59,694	$57,986

Future minimum lease payments under non-cancelable leases at June 30, 2026 are as follows for the years ending September 30:

Operating leases
2026 (remaining three months)	$20,260
2027	81,817
2028	83,680
2029	49,447
Total undiscounted lease payments	235,204
Less: Imputed interest	31,060
Total lease obligations	$204,144

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

H.C. Wainwright At-The-Market Offering Agreement

On May 13, 2026, the Company entered into an At The Market Offering Agreement (the “Sales Agreement” or the “ATM Program”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), pursuant to which the Company may issue and sell shares of its common stock, from time to time, through H.C. Wainwright as sales agent and/or principal having an aggregate offering price of up to $100,000,000.

Under the Sales Agreement, the Company pays H.C. Wainwright a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the Sales Agreement. The Sales Agreement may be terminated by the Company at any time upon five business days’ prior written notice to H.C. Wainwright, or by H.C. Wainwright at any time.

During the three months ended June 30, 2026, the Company sold 17,005,831 shares of common stock under the ATM Program and generated $14,131,114 in net proceeds after payment of fees to H.C. Wainwright of $492,506.

BTIG, LLC At-the-Market Offering Agreement

On May 16, 2023, the Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”), as sales agent (as amended, the “Prior Sales Agreement” or the “Prior ATM Program”), under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time through BTIG. In connection with entering into the Sales Agreement, the Company terminated, effective May 12, 2026, the Prior Sales Agreement. As a result of the termination of the Prior Sales Agreement, the Company will not offer or sell any additional shares of common stock under the Prior ATM Program

The Company incurred financing costs of $353,688 in connection with the execution of the Prior Sales Agreement, which were capitalized and  amortized to additional paid in capital on a pro rata basis when the Company sold common stock under the Prior ATM Program. The remaining balance of deferred finaning costs of $259,560 were fully amortized during the three months ended June 30, 2026.

Under the Prior Sales Agreement, the Company paid BTIG a commission equal to 3.0% of the aggregate gross proceeds of any sales of common stock under the Prior Sales Agreement.

During the three and nine months ended June 30, 2026, the Company sold 0 and 15,227,166 shares of common stock, respectively, under the Prior ATM  Program and generated $0 and $17,356,537, respectively in net proceeds after payment of fees to BTIG of $536,800.

Offerings

May 2026 Offering

On May 29, 2026, the Company completed a registered direct offering to GMS Ventures and Investments, the Company’s largest stockholder (“GMS”), priced at-the-market under Nasdaq rules for the purchase and sale of an aggregate of 8,539,709 shares of its common stock at an offering price of $0.5855 per share of common stock for aggregate net proceeds of $4,851,903, after deducting fees of $148,097.

In connection with the offering, on May 28, 2026, the Company entered into a warrant amendment with GMS pursuant to which the Company agreed to amend certain outstanding common stock warrants to purchase up to an aggregate of 15,488,570 shares of common stock previously issued to GMS in January 2025 and May 2025, with a weighted average exercise price of $1.78 per share, effective upon the closing of the offering, such that the amended warrants have an exercise price per share of $0.5855. The incremental value related to warrant amendment was $807,582, which was recognized as an equity issuance cost. The warrants, which are equity classified otherwise remain unchanged.

April 2026 Offering

On April 23, 2026, the Company completed a registered direct offering priced at-the-market under Nasdaq rules for the purchase and sale of an aggregate of 16,129,033 shares of its common stock at an offering price of $0.31 per share (the “April 2026 Offering”). Additionally, in a concurrent private placement, the Company issued unregistered warrants to purchase up to an aggregate of 16,129,033 shares of common stock at an exercise price of $0.31 per share, which are equity classified, subject to customary ownership limitations and antidilution adjustments (the “April 2026 Warrants”). The unregistered warrants became exercisable on July 16, 2026 and will expire on July 21, 2031.

In connection with the April 2026 Offering, the Company entered into a warrant amendment pursuant to which the Company agreed to amend certain outstanding common stock warrants to purchase 2,142,855 shares of common stock previously issued in January 2025 and held by an investor in the Offering with an exercise price of $2.26, effective as of the closing of the Offering, such that the amended warrants (the “Amended Warrants”) (i) have a reduced exercise price of $0.31 per share, (ii) will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the Amended Warrants and (iii) will expire five years from the effective date of such stockholder approval. The incremental value related to the warrant amendment was $158,033, which was recognized as an equity issuance cost. Other than as described herein, the terms of the Amended Warrants remain unchanged.

In connection with the April 2026 Offering, the Company also issued to the placement agent warrants to purchase up to 1,129,032 shares of common stock (the “April 2026 Placement Agent Warrants”) at an exercise price of $0.3875 per share, which became exercisable on July 16, 2026 and expire five years from the commencement of sales in the April 2026 Offering, and paid the placement agent customary fees and reimbursed certain expenses

The aggregate net proceeds to the Company from the offering were approximately $4,113,550, net of issuance costs of $886,450. The potential additional gross proceeds to the Company from the unregistered warrants, if fully exercised on a cash basis, will be approximately $5,000,000. No assurance can be given that any of the unregistered warrants will be exercised for cash.

March 2026 Offering

On March 23, 2026, the Company completed a best‑efforts public offering, for which H.C. Wainwright acted as the exclusive placement agent. The offering closed on March 25, 2026, and the Company issued an aggregate of 20,000,000 shares of common stock together with accompanying warrants to purchase up to 20,000,000 shares of common stock, with each share issued together with a warrant to purchase one share, at a combined public offering price of $0.25 per share and accompanying warrant, each equity classified. Gross proceeds to the Company were $5,000,000 before deducting placement agent fees and other offering expenses, and net proceeds were approximately $3.9 million after such deductions.

Each warrant has an exercise price of $0.25 per share, was exercisable immediately upon issuance, and expires five years from the date of issuance, subject to customary ownership limitations and antidilution adjustments. In connection with the offering, the Company also issued to the placement agent warrants to purchase up to 1,400,000 shares of common stock at an exercise price of $0.3125 per share, which were exercisable immediately and expire five years from the commencement of sales in the offering, and paid the placement agent customary fees and reimbursed certain expenses.

Common stock warrants

As of June 30, 2026, shares of common stock issuable upon the exercise of outstanding warrants were as follows:

		Shares of
		common stock
		issuable upon
		exercise of	Exercise Price
Expiration Date		warrants	Per Share
November 23, 2026		104,999	$31.25
March 18, 2029	(i)	5,782,496	$7.70
April 15, 2029	(i)	1,071,429	$7.70
January 17, 2030		6,917,142	$0.5855
January 17, 2030		2,142,855	$0.31
January 17, 2030		4,138,564	$2.26
May 27, 2030		8,571,428	$0.5855
May 27, 2030		6,700,000	$1.40
March 25, 2031		3,525,000	$0.25
March 25, 2031		1,400,000	$0.3125
		40,353,913

(i)	The Private Placement Warrants were issued in connection with private placements that closed on March 18, 2024 and April 15, 2024 are exercisable only for cash, except in limited circumstances, at any time after the date of issuance. The Company evaluated the warrants under ASC 815, Derivatives and Hedging, guidance and determined that the warrants did not meet Step 2 of the indexation, as a result they are not indexed to the Company’s own stock and must be classified as liabilities. Refer to the disclosure in Note 4 for further details on classification and fair value measurements.

A holder of warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than a specified percentage of the outstanding common stock (4.99%, 9.99% or 19.99%, as applicable), immediately after giving effect to such exercise, which may be increased or decreased at the holders’ option (not to exceed 19.99%), effective 61 days after written notice to the Company. In addition, the Company may require the holders to cash exercise the warrants under certain circumstances as follows: (i) if the VWAP of the common stock equals or exceeds $20.00 per share (subject to adjustment in the event of stock splits, combinations or similar events, such as the reverse stock split implemented prior to Closing as discussed below) for 30 consecutive days (the “Stock Price Condition”) at any time after the Company publicly announces topline data from its NORSE EIGHT clinical trial evidencing satisfaction of the trial’s primary endpoints (the “NORSE EIGHT Announcement”), upon the consent of a majority of the members of the Company’s board of directors, the Company may require the holders to exercise up to 20% of the aggregate number of warrants issued to such holder on the issue date; and (ii) the Company may require up to the remainder of the warrants be exercised (A) if the Stock Price Condition is satisfied at any time after the Company publicly announces approval from the FDA of its BLA for LYTENAVA, upon the consent of a majority of the members of the board of directors or (B) if the Stock Price Condition is satisfied at any time after the NORSE EIGHT Announcement, upon the unanimous consent of the members of the Company’s Board of Directors present at duly called meeting.

During the nine months ended June 30, 2026, warrants to purchase an aggregate of 131,601 shares of common stock with a weighted average exercise price of $24.22 expired. No warrants expired during the three months ended June 30, 2026. In addition, during the three and nine months ended June 30, 2026, warrants to purchase an aggregate of 16,475,000 and 16,903,571 shares of common stock, respectively, were exercised, generating net proceeds of $4,118,750 and $5,026,091, respectively, after deducting expenses associated with such exercises. The warrants exercised during the three months ended June 30, 2026 had an exercise price of $0.25 per share, while the warrants exercised during the nine months ended June 30, 2026 had exercise prices ranging from $0.25 to $2.26 per share.

.

10.  Stock-Based Compensation

2024 Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provided for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. In August 2024, the Company’s stockholders approved the amendment and restatement of the 2015 Plan, at which time, the name of the 2015 Plan was updated to the Outlook Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other forms of equity compensation to Company employees, directors and consultants. The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 2024 Plan is 7,293,901. As of June 30, 2026, there were 1,858,785 shares available for grant under the 2024 Plan.

Stock options and RSUs are granted under the Company’s 2024 Plan and generally vest over a period of one to four years from the date of grant and, in the case of stock options, have a term of 10 years. The Company recognizes the grant date fair value of each option and RSU over its vesting period.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Research and development	$63,266	$91,636	$254,202	$289,889
General and administrative	728,405	1,579,176	2,176,102	6,757,008
Total	$791,671	$1,670,812	$2,430,304	$7,046,897

Stock options

As of June 30, 2026, options to purchase common stock of the Company outstanding under the 2024 Plan were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at September 30, 2025	3,611,362	$11.36	7.6	$—
Granted	3,298,887	1.18
Forfeited	(480,720)	1.34
Expired	(225,627)	11.18
Balance at June 30, 2026	6,203,902	$6.73	8.2	$—
Vested and exercisable at June 30, 2026	2,803,983	$13.17	7.0	$—

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of June 30 the intrinsic value was $0.

The weighted average grant date fair value of the options awarded to employees for the nine months ended June 30, 2026 and 2025 was $1.05 and $4.60 per option, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended June 30,
	2026	2025
Risk-free interest rate	3.8%	3.6%
Expected term (years)	5.6	5.5
Expected volatility	132.1%	134.1%
Expected dividend yield	—	—

As of June 30, 2026, there was $2,473,849 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 0.6 year.

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

A summary of the activity under the performance share option plan as of June 30, 2026 and changes during the nine months then ended are presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Balance at September 30, 2025	125,500	$12.92	7.6	$—
Forfeited	(90,500)	6.78
Expired	(5,000)	28.80
Balance at June 30, 2026	30,000	$28.80	5.5	$—
Vested and exercisable at June 30, 2026	30,000	$28.80	5.5	$—

The vesting of the performance-based stock options is conditional upon FDA approval of LYTENAVA. The expense for the performance-based stock options is not recognized until the performance conditions are deemed probable of achievement. The Company did not record any expense related to the performance-based stock options during the three and nine months ended June 30, 2026 as the performance conditions were not deemed probable of being met. The Company did not record any expense related to the performance-based stock options during the three and nine months ended June 30, 2025. The Company received approval of LYTENAVATM during July 2026.  The Company will assess performance conditions in light of the July 2026 FDA approval.

11. Segment Information

Operating segments are components of an enterprise for which discrete financial information is available and reviewed by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company has one reportable segment, which consists of the development and commercialization of LYTENAVA™, an ophthalmic formulation of bevacizumab for the treatment of wet AMD. The Company’s CODM is its Chief Executive Officer, who evaluates and manages the business on a consolidated basis for purposes of resource allocation and performance assessment.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Revenues, net	$8,700	$1,505,322
Cost of revenues	16,965	439,815
Gross profit	(8,265)	1,065,507
Operating expenses:
Research and development expenses
ONS-5010/LYTENAVA development	2,187,470	5,847,020
Compensation and related benefits	567,189	906,195
Stock-based compensation	63,266	91,636
Other research and development	433,174	289,855
	3,251,099	7,134,706
Selling, general and administrative expenses
Professional fees	1,173,827	1,315,395
Compensation and related benefits	1,520,593	1,943,321
Stock-based compensation	728,405	1,579,176
Europe commercial expenses	3,042,474	3,867,013
Facilities, fees and other related costs	1,085,546	974,576
	7,550,845	9,679,481

Segment loss from operations	(10,810,209)	(15,748,680)
Other segment items (i)	(9,509,063)	(4,403,822)
Segment loss before income taxes	$(20,319,272)	$(20,152,502)

	Nine months ended June 30,
	2026	2025

Revenues, net	$(1,071,694)	$1,505,322
Cost of revenues	195,918	439,815
Gross profit	(1,267,612)	1,065,507
Operating expenses:
Research and development expenses
ONS-5010/LYTENAVA development	8,317,752	18,282,667
Compensation and related benefits	1,725,206	1,831,860
Stock-based compensation	254,202	289,889
Other research and development	1,088,811	797,459
	11,385,971	21,201,875
Selling, general and administrative expenses
Professional fees	4,667,134	5,120,664
Compensation and related benefits	4,101,809	5,806,232
Stock-based compensation	2,176,102	6,757,008
Europe commercial expenses	11,919,248	9,177,513
Facilities, fees and other related costs	2,803,272	2,749,275
	25,667,565	29,610,692

Segment loss from operations	(38,321,148)	(49,747,060)
Other segment items (i)	(9,509,339)	617,766
Segment loss before income taxes	$(47,830,487)	$(49,129,294)

Other segment items included in segment loss include loss on equity method investment, interest income, interest expense, loss from change in fair value of promissory notes, warrant related expenses, warrant inducement expenses, and gain from change in fair value of warrant liability.

12. Subsequent Events

August 2026 Follow-On Offering

On August 12, 2026, the Company entered into an underwriting agreement with Piper Sandler & Co. and BTIG, LLC, as representatives of the several underwriters named therein, relating to the public offering (the “August 2026 Offering”) by the Company of (i) 55,555,556 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 55,555,556 shares of common stock (the “August 2026 Warrants”) at a combined public offering price of $0.99 per share of common stock and accompanying August 2026 Warrant. The shares of common stock and August 2026 Warrants are immediately separable and were issued separately. Each August 2026 Warrant has an initial exercise price per share of $1.10, subject to certain customary adjustments for recapitalizations, stock splits and similar actions. The August 2026 Warrants are immediately exercisable and expire five years from the date of issuance. The August 2026 Offering closed on August 14, 2026.

The Company also granted the underwriters an option for a period of 30 days to purchase up to 8,333,333 additional shares of common stock and/or August 2026 Warrants to purchase up to 8,333,333 additional shares of common stock at the public offering price, less the underwriting discounts and commissions. On August 12, 2026, the underwriters exercised such option with respect to August 2026 Warrants to purchase up to 8,333,333 additional shares of common stock.

The estimated aggregate net proceeds to the Company from the August 2026 Offering were approximately $51.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company and excluding any exercise of the underwriter's option to purchase additional securities and assuming no exercise of the accompanying August 2026 Warrants. The Company intends use the net proceeds from this offering, together with its cash and cash equivalents, to fund the commercial launch of LYTENAVA in the United States as well as for working capital and general corporate purposes.

GMS, the Company’s largest stockholder, purchased an aggregate of 2,525,252 shares of common stock and accompanying August 2026 Warrants in the August 2026 Offering at the public offering price per share of common stock and accompanying August 2026 Warrant. Robert Jahr, the Company’s Chief Executive Officer, and Lawrence A. Kenyon, the Company’s Chief Financial Officer, purchased an aggregate of 151,515 and 101,010 shares of common stock and accompanying August 2026 Warrants in the August 2026 Offering, respectively, at the public offering price per share of common stock and accompanying August 2026 Warrant.

ATM Program Suspension

On August 12, 2026, the Company delivered written notice to H.C. Wainwright that the Company has terminated its prospectus supplement, dated May 13, 2026, relating to the Sales Agreement. The Company will not make any sales of common stock pursuant to the Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect.

Authorized Share Increase

On July 16, 2026, at a special meeting of the Company’s stockholders (the “2026 Special Meeting”) the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 260,000,000 shares to 600,000,000 shares. The Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware on July 16, 2026, and the amendment became effective on that date.

Warrant Approval

On July 16, 2026, the April 2026 Warrants and the April 2026 Placement Agent Warrants became exercisable upon stockholder approval of the required proposals at the 2026 Special Meeting. The April 2026 Warrants expire on July 21, 2031 and the April 2026 Placement Agent Warrants expire on April 22, 2031.

FDA Approval

On July 24, 2026, the FDA approved the Company’s biologics license application for LYTENAVA™ (bevacizumab-vikg) for the treatment of wet AMD. LYTENAVA is the first and only FDA-approved ophthalmic formulation of bevacizumab for the treatment of wet AMD in the United States. Following the approval, the Company commenced activities to support the commercial launch of LYTENAVA in the United States.

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

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “seek,” “should,” “will,” “would,” or the negative of these terms or similar expressions in this report. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other forward-looking information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a material difference including, but not limited to, those discussed under the caption “Risk Factors” in Exhibit 99.1 to our  Current Report  on Form 8-K, filed with the SEC on, August 12, 2026 and elsewhere in this report. See “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are a biopharmaceutical company that has developed LYTENAVATM (bevacizumab-vikg, bevacizumab gamma) as the first and only ophthalmic formulation of bevacizumab approved by the U.S. Food and Drug Administration, or FDA, the European Commission in the European Union, or EU, and the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, or UK, for use in adults for the treatment of wet age-related macular degeneration, or wet AMD. Starting in June 2025, we launched directly into the initial markets of Germany and the UK. In 2026, we expanded into Austria and are planning for launches in other European countries either directly or with a licensing partner.   In July 2026, we received FDA approval for LYTENAVA (bevacizumab-vikg) for the treatment of wet AMD in the United States, which results in 12 years of regulatory exclusivity in the United States. We are making preparations to commercially launch in the U.S. prior to December 31, 2026..

Bevacizumab is a full-length, humanized anti-VEGF (Vascular Endothelial Growth Factor) recombinant monoclonal antibody, or mAb, that inhibits VEGF and associated angiogenic activity. Prior to the approval of LYTENAVA in the US,

EU and UK, bevacizumab had only been approved for use in the treatment of various forms of cancer and had not been optimized for use in the treatment of retina diseases. Because there previously were no approved bevacizumab products for the treatment of retinal diseases in the United States and other major markets, we submitted standard biologic therapeutic applications and did not use  the biosimilar drug regulatory pathway that would be required if bevacizumab were an approved drug for the targeted disease. Off-label repackaged bevacizumab is a frequently used first-line anti-VEGF treatment in Europe (approximately 2.8 million injections annually) and the United States (approximately 2.7 million injections annually) based on data compiled from various sources (Citeline (2023), Global Data (2023) and Market Scope (2022); ASRS 2024 Membership Survey; Market Scope 2024 US Retina Quarterly Updates; GlobalData: Age-Related Macular Degeneration: Global Drug Forecast and Market Analysis to 2028 (April 2020)). We believe LYTENAVA has potential to mitigate risks associated with off-label use of unapproved bevacizumab. We believe there is significant opportunity in Europe with a total anti-VEGF retina market estimated to be approximately $3.6 billion, including approximately 1.52 million treated patients and approximately 8.3 million total anti-VEGF units (Global Data (2023); Market Scope (2022); IQVIA MIDAS data Q3 2023; Graefe's Archive for Clinical and Experimental Ophthalmology (2020) 258:503–511). We similarly see significant opportunity in the United States, with an estimated $8.5 billion total anti-VEGF retina market, where 55% of physician state off-label repackaged bevacizumab is the preferred first-line product. It is estimated that 34% of the total anti-VEGF market is off-label bevacizumab (new and maintenance therapy) (Citeline (2023); Global Data (2023); Market Scope (2022); ASRS 2024 Membership Survey; Market Scope 2024 US Retina Quarterly Updates; GlobalData: Age-Related Macular Degeneration: Global Drug Forecast and Market Analysis to 2028 (April 2020)). We estimate the global market for anti-VEGF retina to be greater than $15.9 billion (Citeline (2023), Global Data (2023) and Market Scope (2022)).

In May 2024, the European Commission granted a centralized Marketing Authorization for LYTENAVA for the treatment of adults with wet AMD in the EU. The decision applied automatically in all 27 EU Member States, and, within 30 days, also to Iceland, Norway and Liechtenstein. In July 2024, the MHRA granted marketing authorization for LYTENAVA for the treatment of wet AMD in the UK under the new International Recognition Procedure, or IRP, which allows the MHRA to rely on an authorization received for the same product from one of MHRA’s specified Reference Regulators, or RRs, when considering an application for marketing authorization in the UK. LYTENAVA is the first and only authorized ophthalmic formulation of bevacizumab for use in treating wet AMD in the United States,

EU and UK.

Macroeconomic and Geopolitical Factors

Global uncertainty due to tariffs and global macroeconomic conditions may have a material adverse effect on our commercialization efforts. The global financial markets recently have experienced significant disruptions due to various macroeconomic factors, including, among other things, the impacts of fluctuations in inflation and interest rates, tariffs and trade tensions, and geopolitical instability and uncertainty. If these disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The United States may continue to announce tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions and tariffs affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we continue to expand our commercialization efforts, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects. We currently manufacture LYTENAVA in the United States, which helps mitigate exposure to global tariff volatility. However, this concentration of manufacturing may adversely affect our pricing and competitiveness in the United Kingdom and European Union.

Recent Developments

August 2026 Follow-On Offering

On August 12, 2026, we entered into an underwriting agreement with Piper Sandler & Co. and BTIG, LLC, as representatives of the several underwriters named therein, relating to the public offering, or the August 2026 Offering, by the Company of (i) 55,555,556 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 55,555,556 shares of common stock, or the August 2026 Warrants, at a combined public offering price of $0.99 per share of common stock and accompanying August 2026 Warrant. The shares of common stock and August 2026 Warrants are immediately separable and were issued separately. Each August 2026 Warrant has an initial exercise price per share of $1.10, subject to certain customary adjustments for recapitalizations, stock splits and similar actions. The August 2026 Warrants are immediately exercisable and expire five years from the date of issuance. The August 2026 Offering closed on August 14, 2026.

We also granted the underwriters an option for a period of 30 days to purchase up to 8,333,333 additional shares of common stock and/or August 2026 Warrants to purchase up to 8,333,333 additional shares of common stock at the public offering price, less the underwriting discounts and commissions. On August 12, 2026, the underwriters exercised such option with respect to August 2026 Warrants to purchase up to 8,333,333 additional shares of common stock.

Our estimated aggregate net proceeds from the August 2026 Offering were approximately $51.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable us and excluding any exercise of the underwriters’ option to purchase additional securities and assuming no exercise of the accompanying August 2026 Warrants. We intend to use the net proceeds from this offering, together with our cash and cash equivalents, to fund the commercial launch of LYTENAVA in the United States as well as for working capital and general corporate purposes.

ATM Program Suspension

On August 12, 2026, we delivered written notice to H.C. Wainwright & Co., LLC, or H.C. Wainwright, that we have terminated our prospectus supplement, dated May 13, 2026, relating to the At The Market Offering Agreement, dated May 13, 2026, by and between the Company and H.C. Wainwright, or the Sales Agreement. We will not make any sales of common stock pursuant to the Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect.

FDA Approval

On July 24, 2026, the FDA approved our biologics license application for LYTENAVA™ (bevacizumab-vikg) for the treatment of wet AMD. LYTENAVA is the first and only FDA-approved ophthalmic formulation of bevacizumab for the treatment of wet AMD in the United States. Following the approval, we commenced activities to support the commercial launch of LYTENAVA in the United States.

Going Concern

Through June 30, 2026, we have funded substantially all of our operations with $650.3 million in net proceeds from the sale and issuance of our equity and debt securities. We have also received $29.0 million pursuant to our collaboration and licensing agreements through such date. Our net loss for the nine months ended June 30, 2026 was $27.5 million. We also had a net loss of $29.0 million for the nine months ended June 30, 2025. We have not generated any significant revenue from product sales. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of LYTENAVA or any other product candidate we may develop.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents as of June 30, 2026 together with net proceeds of $51.1 million from the August 2026 Offering, are sufficient to fund our operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Components of our Results of Operations

Revenues, net

We recognize revenue from sales of a single product, LYTENAVA (bevacizumab gamma), which became available for commercial sale and shipment to patients in the UK,  Germany and Austria in June 2025.

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

Following the launch of our product in Germany, the UK and Austria, we have incurred additional expenses related to commercial operations, including sales and marketing activities in these regions. We anticipate that our general and administrative expenses will continue to increase as we expand our commercial presence, support ongoing operations in these markets, and as we prepare  for commercial launch in the United States and  potential launches in additional territories.

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

Gain on extinguishment of debt

In March 2026,  the Company recognized a gain on a $17 million partial repayment of the Avondale convertible promissory note, based on the fair value of the note at March 16, 2025.  The gain represents the difference between the fair value and the cash paid.  During May 2026 the Company recognized a loss on on the conversion of the final balance of the $33.1 million unsecured convertible promissory note issued in March 2025, or the March 2025 Note, to Avondale Capital, LLC.

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

Segment reporting

We operate in a single reportable segment focused on the development and commercialization of LYTENAVA™, an ophthalmic formulation of bevacizumab for treating wet AMD. Our Chief Executive Officer serves as the chief operating decision maker, or CODM, and manages our operations on a consolidated basis.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

	Three months ended June 30,
	2026	2025	Change
Revenues, net	$8,700	$1,505,322	$(1,496,622)
Cost of revenues	16,965	439,815	(422,850)
Gross profit	(8,265)	1,065,507	(1,073,772)
Operating expenses:
Research and development	$3,251,099	$7,134,706	$(3,883,607)
Selling, general and administrative	7,550,845	9,679,481	(2,128,636)
Loss from operations	(10,810,209)	(15,748,680)	4,938,471

Loss on equity method investment	41,013	30,884	10,129
Interest income (expense)	(7)	49,351	(49,358)
Loss from change in fair value of promissory notes	1,103,000	2,323,977	(1,220,977)
Loss from change in fair value of warrant liability	7,036,009	1,999,610	5,036,399
Gain on extinguishment of debt	1,329,048	—	1,329,048
Net loss	$(20,319,272)	$(20,152,502)	$(166,770)

Revenues, net

During the three months ended June 30, 2026, net revenue was $0.01 million, compared to $1.5 million for the same period in the prior year. The change in net revenues is due to units shipped of 750 for the three months ended June 30, 2026 versus 9,000 units shipped during the three month period ended June 30, 2025. In addition, we recognized administrative fees assessed under contractual arrangements with our wholesalers during the three months ended June 30, 2026.

Cost of revenues

Cost of revenues for the three months ended June 30, 2026 was $0.02 million. Prior to receiving regulatory approval for LYTENAVA for the treatment of wet AMD by the European Commission in the EU and the MHRA in the UK, inventory and related manufacturing costs were recognized as research and development expenses. Accordingly, the research and development expenses that would have been classified as cost of revenues for the current period were also immaterial.

Research and development expenses

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
ONS-5010/LYTENAVA development	$2,187,470	$5,847,020
Compensation and related benefits	567,189	906,195
Stock-based compensation	63,266	91,636
Other research and development	433,174	289,855
Total research and development expenses	$3,251,099	$7,134,706

Research and development expenses for the three months ended June 30, 2026 decreased by $3.8 million compared to the three months ended June 30, 2025. A key driver was the $3.2 million refund for the cancellation of development studies that are no longer required.

Selling, general and administrative expenses

The following table summarizes our selling, general and administrative expenses by type for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Professional fees	$1,173,827	$1,315,395
Compensation and related benefits	1,520,593	1,943,321
Stock-based compensation	728,405	1,579,176
Europe commercial expenses	3,042,474	3,867,013
Facilities, fees and other related costs	1,085,546	974,576
Total selling, general and administrative expenses	$7,550,845	$9,679,481

Selling, general and administrative expenses for the three months ended June 30, 2026 decreased by $2.1 million when compared to the three months ended June 30, 2025. The decrease was primarily due to a decrease of $1.2 million of compensation and related benefits and stock-based compensation due to lower headcount, and decreased European commercial expenses of $0.8 million from our ongoing work to match the costs in Europe to the revenue being generated.

Interest income

During the three months ended June 30, 2026 and 2025 interest income was immaterial.

Loss  from change in fair value of promissory notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory note. We record the promissory note at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations. The loss recognized during the three months ended June 30, 2026, was primarily driven by the increase in share price of the Company common stock. The loss recognized in the comparative period was primarily due to a reduction in the remaining term of the instrument and increased volatility.

Gain from change in fair value of warrant liability

The gain recognized during the three months ended June 30, 2026, resulted from a decrease in the price per share of common stock from December 31, 2025 to June 30, 2026. The gain recorded during the three months ended June 30, 2025, was primarily due to the reduction in the price per share of common stock from December 31,2024 to June 30, 2025.

Gain on extinguishment of debt

The gain recognized during the three months ended June 30, 2026 resulted from the partial repayment of the March 2025 Avondale unsecured convertible promissory note.  During May 2026 the Company recognized a loss on on the conversion of the final balance of the March 2025 Note.

Comparison of Nine months Ended June 30, 2026 and 2025

	Nine months ended June 30,
	2026	2025	Change
Revenues, net	$(1,071,694)	$1,505,322	$(2,577,016)
Cost of revenues	195,918	439,815	(243,897)
Gross profit	(1,267,612)	1,065,507	(2,333,119)
Operating expenses:
Research and development	11,385,971	21,201,875	(9,815,904)
Selling, general and administrative	25,667,565	29,610,692	(3,943,127)
Loss from operations	(38,321,148)	(49,747,060)	11,425,912

Loss on equity method investment	124,765	100,588	24,177
Interest income	(10)	18,972	(18,982)
Loss from change in fair value of promissory notes	5,351,336	5,739,005	(387,669)
Warrant inducement expenses	—	33,856,814	(33,856,814)
Loss from change in fair value of warrant liability	2,989,800	(40,333,145)	43,322,945
Loss on extinguishment of debt	1,043,448	—	1,043,448
Loss before income taxes	(47,830,487)	(49,129,294)	1,298,807
Income tax expense	—	2,800	(2,800)
Net loss	$(47,830,487)	$(49,132,094)	$1,301,607

Revenues, net

During the nine months ended June 30, 2026, net revenue was negative $1.1 million, compared to$1.5 million for the same period in the prior year. The negative revenue for the nine months ended June 30, 2026 was primarily due to a $1.1 million increase in the returns reserve related to estimated product returns from our UK distributor due to lower-than-forecasted sell-through during the three months ended December 31, 2025. There were no adjustments for these batches in the three months ended June 30, 2026, and we do not anticipate further adjustments for these batches in fiscal 2026. Returns reserves are reviewed quarterly and may be adjusted based on our ongoing assessment of business conditions and distributor-level sales forecasts. In addition, we recognized administrative fees assessed under contractual arrangements with our wholesalers during the nine months ended June 30, 2026. When combined with the increase in the returns reserve, these fees contributed to the negative net revenue for the period.

Cost of revenues

Cost of revenues for the nine months ended June 30, 2026 exceeded net revenues for the same period. Prior to receiving regulatory approval for LYTENAVA for the treatment of wet AMD by the European Commission in the EU and the MHRA in the UK, inventory and related manufacturing costs were recognized as research and development expenses. Accordingly, the research and development expenses that would have been classified as cost of revenues for the current period were also immaterial.

Research and development expenses

The following table summarizes our research and development expenses by functional area for the nine months ended June 30, 2026 and 2025:

	Nine months ended June 30,
	2026	2025
ONS-5010/LYTENAVA development	$8,317,752	$18,282,667
Compensation and related benefits	1,725,206	1,831,860
Stock-based compensation	254,202	289,889
Other research and development	1,088,811	797,459
Total research and development expenses	$11,385,971	$21,201,875

Research and development expenses for the nine months ended June 30, 2026 decreased by $9.8 million compared to the nine months ended June 30, 2025. The decrease was primarily due to a decrease of $9.9 million in ONS-5010/LYTENAVA development expenses related to conducting the NORSE EIGHT clinical trial, which was initiated and began enrolling patients in January 2024 and completed enrollment in September 2024.

Selling, general and administrative expenses

The following table summarizes our selling, general and administrative expenses by type for the nine months ended June 30, 2026 and 2025:

	Nine months ended June 30,
	2026	2025
Professional fees	$4,667,134	$5,120,664
Compensation and related benefits	4,101,809	5,806,232
Stock-based compensation	2,176,102	6,757,008
Europe commercial expenses	11,919,248	9,177,513
Facilities, fees and other related costs	2,803,272	2,749,275
Total selling, general and administrative expenses	$25,667,565	$29,610,692

Selling, general and administrative expenses for the nine months ended June 30, 2026 decreased by $3.9 million when compared to the nine months ended June 30, 2025. The decrease was primarily due to a $6.3 million combined decrease in cash and stock-based compensation, which was primarily related to severance costs from the departure of our former Chief Executive Officer and reductions in headcount in December 2024. In addition, professional fees declined by $1.2 million due to ongoing efforts to reduce expenditures unrelated to launch activities. These decreases were partially offset by a $2.8 million increase in commercial expenses associated with LYTENAVA in Europe reflecting the initial launch in Germany and the UK that began in May 2025.

Interest income

During the nine months ended June 30, 2026 and 2025 interest income was immaterial.

Loss from change in fair value of promissory notes

The change in fair value relates to the promissory notes that we elected to account for at fair value. As permitted under ASC 825, we elected the fair value option to account for our promissory note. We record the promissory note at fair value with changes in fair value recorded in the unaudited interim consolidated statements of operations. The loss recognized during the nine months ended June 30, 2026, was primarily driven by the reduction of the conversion price of the March 2025 Note triggered by a Major Trigger Event (as defined in the March 2025 Note), and increased stock price volatility. The loss recognized in the comparative period was primarily due to a reduction in the remaining term of the instrument and increased volatility.

Gain from change in fair value of warrant liability

The gain recognized during the nine months ended June 30, 2026, resulted from an decrease in the price per share of common stock from September 30, 2025 to June 30, 2026. The gain recorded during the nine months ended June 30, 2025, was primarily due to the reduction in the price per share of common stock from September 30, 2024 to June 30, 2025.

Gain on extinguishment of debt

The gain recognized during the nine months ended June 30, 2026 resulted from the partial repayment of the March 2025 Avondale unsecured convertible promissory note in March 2026.

Liquidity and Capital Resources

We have not generated any significant revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. Through June 30, 2026, we have funded substantially all of our operations with $650.3 million in net proceeds from the sale and issuance of our equity securities, debt securities and borrowings under debt facilities. We have also received an aggregate of $29.0 million pursuant to emerging markets collaboration and licensing agreements for our inactive biosimilar development programs.

We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of LYTENAVA or any other product candidate we may develop. We will need additional financing to fund our operations in the future, fully commercialize LYTENAVA, to develop any other product candidates and to continue as a going concern. Management is currently evaluating various strategic opportunities to obtain the required funding for future operations. These strategies may include but are not limited to potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, the issuance of equity securities, including through an at-the-market offering program, the issuance of additional debt, and revenues from potential future product sales, if any. Alternatively, we may be required to, among other things, modify our clinical trial plans for LYTENAVA in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

During the nine months ended June 30, 2026, we sold 15,227,166 shares of common stock under the ATM Offering and generated approximately $17.4 million in net proceeds after paying fees to BTIG and other issuance costs of $0.5 million.

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

On December 31, 2025, we did not meet the required $3.0 million Quarterly Debt Reduction Obligation, as defined below. The failure to make this required payment constituted a Major Trigger Event, as defined below, under the March 2025 Note. Pursuant to the terms of the March 2025 Note, the occurrence of a Major Trigger Event resulted in (i) an automatic 10% increase to the outstanding balance, effective January 1, 2026, and (ii) an adjustment to the Conversion Price. Following the adjustment, the Conversion Price is equal to the lesser of the fixed conversion price of $2.26 or 90% of the lowest closing bid price during the three trading days immediately preceding the delivery of a conversion notice, provided that the Conversion Price may not be reduced below the contractual floor price of $0.404. During the nine months ended June 30, 2026, Avondale converted 6.9 million of principal and accrued interest on the March 2025 Note into 15,057,649 shares of our common stock.  As a result of this conversion, the Quarterly Debt Reduction Obligation was satisfied for the quarters ended December 31, 2025 and March 31, 2026. For additional information regarding the March 2025 Note, refer to Note 7 to the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On March 16, 2026, we made a cash repayment of $17,000,000 of outstanding principal and accrued interest under the March 2025 Note using proceeds from the issuance of the March 2026 Note, see below. In connection with the issuance of the March 2026 Note, we amended the March 2025 Note to extend its maturity date to December 31, 2026.

We evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We do not believe that the existing cash and cash equivalents, together with net proceeds of $51.1 million from the August 2026 Offering, as of June 30, 2026 are sufficient to fund the Company’s operations through one year from the date of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our future operations are highly dependent on a combination of factors, including: (i) the timely and successful completion of additional financing discussed above; (ii) our ability to successfully commercialize LYTENAVA, including executing marketing arrangements, or complete revenue-generating partnerships with other companies; (iii) the success of our research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately; (v) regulatory approval and market acceptance of our proposed future products. See “Overview—Macroeconomic and Geopolitical Factors” for additional information regarding the macroeconomic and geopolitical factors that could have a material adverse effect on our business and results of operations.

Funding Requirements

We plan to focus in the near term on preparing for and executing our commercial launch of LYTENAVA in the United States, as well as the continued commercialization in the EU and UK, and potential launches in other markets. We anticipate we will incur net losses and negative cash flow from operations for the foreseeable future. We may not be able to successfully commercialize LYTENAVA if, among other things, we are not able to secure sufficient funding of our expected post-launch commercial costs.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, to support the commercial launch of our lead product, manufacturing and facility costs, external research and development services, legal and other regulatory expenses, administrative and general corporate purposes, and working capital. Our future funding requirements will be heavily determined by the resources needed to support the launch and commercialization of our lead product and the development of any other product candidates we may choose to pursue.

We do not believe that the existing cash and cash equivalents as of June 30, 2026, together with net proceeds of $51.1 million from the August 2026 Offering, , are sufficient to fund our operations through one year from the date of this Quarterly Report on Form 10-Q. Our unaudited interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We plan to finance our future operations with a combination of proceeds from potential licensing and/or marketing arrangements or collaborations with pharmaceutical or other companies, sale of the development and commercial rights to our drug product candidates in regions outside of the U.S., the issuance of additional debt, the issuance of equity securities, including accessing capital through at-the-market offering agreements, and revenues from potential future product sales, if any. If we raise additional capital through the sale of equity or convertible debt securities, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Further, due to current market volatility, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. There are no assurances that we will be successful in obtaining an adequate level of financing for the commercialization of LYTENAVA or the development of any other current or future product candidates. Alternatively, we will be required to, among other things, modify our clinical trial plans for LYTENAVA in additional indications, make reductions in our workforce, scale back our plans and place certain activities on hold, discontinue our development programs, liquidate all or a portion of our assets, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine months ended June 30,
	2026	2025
Net cash used in operating activities	$(43,777,688)	$(39,452,240)
Net cash used in investing activities	(2,100,000)	—
Net cash provided by financing activities	49,036,671	33,425,516
Net increase (decrease) in cash and cash equivalents	$3,158,983	$(6,026,724)

Operating Activities

During the nine months ended June 30, 2026, we used $44.1 million of cash in operating activities resulting primarily from our net loss of $48.0 million. This use of cash was partially offset by non-cash items such as stock-based compensation, loss from change in fair value of promissory notes, gain from change in fair value of warrant liability, loss on equity method investment and amortization expense.

During the nine months ended June 30, 2025, we used $39.5 million of cash in operating activities resulting primarily from our net loss  of $49.1 million. This use of cash was partially offset by $6.5 million of non-cash items such as stock-based compensation, loss from change in fair value of promissory notes, warrant inducement expenses, gain from change in fair value of warrant liability, loss on equity method investment and depreciation and amortization expense. The net cash inflow of $3.2 million from changes in our operating assets and liabilities was primarily due to a decrease in prepaid expenses of $6.2 million associated with LYTENAVA development costs relating to clinical trial and drug development costs, partially offset by an increase in inventory of $4.1 million relating to commercial inventory manufactured during the period and a decrease in accounts payable and accrued expenses of $3.0 million, primarily due to timing of payments and accounts receivable of $1.8million.

Investing Activities

Net cash used by investing activities represents the $2.1 million final payment on the Syntone JV agreement.

Financing Activities

The $49.3 million of cash provided from financing activities was secured through the combination of direct private placements, warrant conversions and multiple ATM transactions.

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

Description of Indebtedness

As of June 30, 2026, the Company’s outstanding indebtedness primarily consisted of an unsecured promissory note issued in March 2026, the March 2026 Note with a due date of June 16, 2027.  The entire balance of the March 2026 note is classified in current liabilities.

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

The Company used the proceeds from the March 2026 Note to partially repay its convertible promissory note issued in March 2025. On March 16, 2026, the Company repaid $17,000,000 of outstanding principal and accrued interest under the March 2025 Note, after which the remaining  principal and interest outstanding on the March 2025 Note was fully converted to the Company’s common stock . As of June 30, 2026 the entire balance of the March 2026 note is classified in current liabilities

Critical Accounting Policies and Significant Judgments and Estimates

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our  fiscal quarter ended June 30, 2026.

Part II. Other Information

Item 1. Legal Proceedings

On November 3, 2023, a securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the District of New Jersey. The class action complaint alleges violations of the Exchange Act in connection with allegedly false and misleading statements made by us related to our BLA during the period from August 3, 2021 through August 29, 2023. The complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose that there was an alleged lack of evidence supporting LYTENAVA as a treatment for wet AMD and that we and/or our manufacturing partner had deficient CMC controls for LYTENAVA, which remained unresolved at the time our BLA was re-submitted to the FDA and, as a result, the FDA was unlikely to approve our BLA, and that our stock price dropped when such information was disclosed. The plaintiffs in the class action seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On December 23, 2025, the court dismissed the plaintiffs’ second amended complaint in part with prejudice and in part with leave to amend. The plaintiffs filed a third amended complaint in February 2026 and a revised third amended complaint in April 2026.

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

Item 1A. Risk Factors

The following risk factors supplement and, to the extent inconsistent therewith, supersede the risk factors previously disclosed in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2026. You should carefully consider these risk factors together with all other information contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 19, 2025, before making any investment decision. If any of these risks occurs, our business, financial condition, results of operations and prospects could be materially adversely affected.

There is substantial doubt about our ability to continue as a going concern. We will need to raise substantial additional capital to fund the commercialization of LYTENAVA and support our operations until we are able to generate sufficient revenue from the sales of LYTENAVA. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our commercialization and product development efforts or other operations.

Developing and commercializing pharmaceutical products are expensive, risky and lengthy processes. LYTENAVA has been approved for marketing for the treatment of wet AMD in adults in the US, EU and UK, however we have not generated material revenue from sales of LYTENAVA. We expect to incur increased expenses in connection with our ongoing activities, particularly as described in the risk factor entitled “We have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future and may not achieve consistent future profitability for some time, if ever.”

As of June 30, 2026, our cash and cash equivalents balance was $11.2 million. We estimate that our cash and cash equivalents as of June 30, 2026, together with $51.1 million in net proceeds from our August 2026 Offering, will only be sufficient to fund our operations into the second quarter of calendar year 2027. Additionally, as of June 30, 2026, we had $20.3 million of principal, accrued interest and exit fees outstanding under the March 2026 Note. The March 2026 Note bears interest at the prime rate, as published in The Wall Street Journal, plus 3%, subject to a minimum rate of 9.5%, and matures on June 16, 2027. Beginning on September 16, 2026, Atlas has the right to redeem up to $3.0 million of the outstanding balance under the March 2026 Note per calendar quarter. All cash payments made by us under the March 2026 Note, including prepayments, redemptions, or repayment at maturity, are subject to a 7.5% exit fee.

Because our cash and cash equivalents, together with $51.1 million of net proceeds from our August 2026 Offering, will not be adequate to fund our currently planned operations through at least the 12 months from the date of this Quarterly Report, there is substantial doubt about our ability to continue as a going concern. We will require substantial additional capital to continue to operate as a going concern. Although we continue to pursue discussions with additional potential strategic partners for LYTENAVA outside of the US, there is no guarantee that we will be successful in reaching any such agreement, nor that such agreement, if successful, will cover the anticipated commercialization costs for LYTENAVA. Our operating plan may also change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as through other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the US and abroad. For example, our ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the US and worldwide, such as has been experienced recently due in part to, among other things, the impacts of inflation, ongoing overseas conflict, and disruptions in access to bank deposits and lending commitments due to bank failure. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will adversely affect our business and our ability to launch and commercialize LYTENAVA and develop our technology and product candidates. Moreover, the terms of any financing may negatively impact the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our securities to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, in order to obtain necessary funding, any of which may harm our business, operating results and prospects. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue the commercialization of LYTENAVA. We may also be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could harm our business, financial condition and results of operations. Additionally, if we are unable to obtain the substantial additional funding needed to operate our business, our business and prospects would be materially and adversely affected, and we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the US Bankruptcy Code, and our stockholders may lose all or part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on March 14, 2025)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on July 16, 2026).
3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the SEC on March 26, 2021).

10.1+

Note Purchase Agreement, dated March 16, 2026, by and between the Company and Atlas Sciences, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 16, 2026).

10.2	Note issued to Atlas Sciences, LLC, dated March 16, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on March 16, 2026).

10.3

Second Amendment, dated March 13, 2026, to the Convertible Promissory Note, dated March 13, 2025, by and between the Company and Avondale Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 16, 2026).

10.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on March 25, 2026).

10.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on March 25, 2026).

10.6	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on April 23, 2026).

10.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on April 23, 2026).

10.8

Form of Securities Purchase Agreement between Outlook Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 23, 2026).

10.9

At the Market Offering Agreement between the Company and H.C. Wainwright & Co. LLC dated May 13, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 13, 2026).

10.10	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on May 28, 2026).
10.11

Form of Securities Purchase Agreement between Outlook Therapeutics, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 28, 2026).

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
+

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

OUTLOOK THERAPEUTICS, INC.

Date: August 18, 2026	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer (Principal Financial and Accounting Officer)